Form 10-Q
period 1996-03-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1996-05-15
CIK 810463

- - --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 0-25984

                                    =========

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                    95-3994873
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                26601 AGOURA ROAD
                               CALABASAS, CA 91302
                    (Address of principal executive offices)

                                 (818) 880-1600
              (Registrant's telephone number, including area code)

                                    =========



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

         Number of shares of Common Stock, without par value, outstanding as of close of business on March 31, 1996: 3,430,373 shares.

- - --------------------------------------------------------------------------------

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                                                                   PAGE
                                                                                                                   ----


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated balance sheets as of
                           March 31, 1996 (unaudited) and December 31, 1995.......................................   3

                  Condensed consolidated statements of income for the three months ended
                           March 31, 1996 (unaudited) and March 31, 1995 (unaudited)..............................   4

                  Condensed consolidated statement of changes in shareholders' equity
                           for the three months ended March 31, 1996 (unaudited)..................................   5

                  Condensed consolidated statements of cash flows for the three months ended
                           March 31, 1996 (unaudited) and March 31, 1995 (unaudited)..............................   6

                  Notes to condensed consolidated financial statements (unaudited)................................   7

         Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
                  Results of Operations...........................................................................   8

PART II. OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K.......................................................   13

SIGNATURE........................................................................................................   14

EXHIBIT INDEX....................................................................................................   15

                                      SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)



                                                               March 31,      December 31,
                  ASSETS                                         1996              1995
                                                                 ----              ----
                                                             (Unaudited)           (*)


Investments:
Bonds and notes:
  Available-for-sale, at market
    (cost: 1996, $52,850; 1995, $41,800)                        $  52,795        $  42,053
  Equity securities, at market
    Common stock (cost: $686; 1996 and 1995)                          708              689
  Funds withheld from reinsurers, at amortized cost
    (market: 1996, $98,908; 1995, $117,073)                       100,176          114,921
  Invested cash (certificates of deposit and other
    short-term instruments)                                        12,518            6,045
  Restricted investment                                             1,640            1,700
                                                                ---------        ---------
        TOTAL INVESTMENTS                                         167,837          165,408
Cash (Restricted cash: 1996, $2,072; 1995, $2,686)                  2,585            2,952
Reinsurance recoverables                                           30,679           38,892
Premiums receivables (less allowance for doubtful
  accounts of $500 in 1996 and 1995)                               13,390           14,724
Deferred policy acquisition costs                                   3,502            2,780
Income taxes                                                        9,823           10,085
Other assets                                                        8,622            9,501
                                                                ---------        ---------
        TOTAL ASSETS                                            $ 236,438        $ 244,342
                                                                =========        =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Claims and claim adjustment expenses                            $ 128,534        $ 140,774
Unearned premiums                                                   9,782           10,220
Long-term debt                                                      8,230            8,530
Policyholder dividends                                              8,292            8,094
Repurchase transaction                                              3,640             --
Accounts payable and other liabilities                             12,334           12,199
                                                                ---------        ---------
        TOTAL LIABILITIES                                         170,812          179,817
    PREFERRED SECURITIES ISSUED BY AFFILIATE;
      authorized 1,100,000 shares; issued and outstanding
      922,137 shares in 1996 and 1995                              21,659           21,045

Shareholders' Equity:
Common stock, no par value; authorized
  25,000,000 shares; issued and outstanding
  3,430,373 shares in 1996 and 1995                                15,943           15,943
Unrealized gain on equity securities, net of taxes                     14                2
Unrealized gain (loss) on available-for-sale
  investments, net of income taxes                                    (36)             167
Paid in capital - warrants                                          2,206            2,206
Retained earnings                                                  25,840           25,162
                                                                ---------        ---------
        TOTAL SHAREHOLDERS' EQUITY                                 43,967           43,480
                                                                ---------        ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 236,438        $ 244,342
                                                                =========        =========



*  Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1996              1995
                                                      ----              ----

REVENUES:

Premiums written, net of reinsurance ceded          $ 18,643        $ 24,562
Increase (decrease) in unearned premiums                (254)          1,328
                                                    --------        --------
Net premiums earned                                   18,897          23,234
Net investment income                                  2,191           2,766
                                                    --------        --------
    TOTAL REVENUES                                    21,088          26,000

EXPENSES:

Claims and claim adjustment expenses,
  net of reinsurance recoveries                       10,275          16,234
Commissions, net of reinsurance commissions            2,475           2,957
Policyholder dividends                                   299             623
Interest expense                                       2,528           2,090
General and administrative expenses
  Underwriting                                         3,725           3,312
  Other                                                  130             106
                                                    --------        --------
    TOTAL EXPENSES                                    19,432          25,322
                                                    --------        --------

INCOME BEFORE INCOME TAXES AND PREFERRED
  SECURITIES DIVIDENDS AND ACCRETION                   1,656             678
Income tax expense                                       573             190
                                                    --------        --------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS
  AND ACCRETION                                        1,083             488
Preferred securities dividends and accretion,
  net of taxes                                          (405)           (362)

                                                    --------        --------
NET INCOME                                          $    678        $    126
                                                    ========        ========

EARNINGS PER SHARE DATA:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS
  AND ACCRETION                                     $   0.32        $   0.14
Preferred securities dividends and accretion           (0.12)          (0.10)
                                                    --------        --------
NET INCOME                                          $   0.20        $   0.04
                                                    ========        ========




See notes to condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)


                                                            Net Unrealized
                                             Unrealized      Gain (Loss)                           Total
                                             Gain (Loss)    on Available-  Paid in                Share-
                                  Common      on Equity        for-sale    Capital-   Retained    holders'
                                   Stock     Securities      Investments   Warrants    Earnings    Equity
                                 --------------------------------------------------------------------------

Balance at December 31, 1995     $15,943          $ 2          $  167      $2,206      $25,162    $43,480

Net income                            -             -               -           -          678        678
Change in unrealized gain
  (loss) on equity securities         -            12               -           -            -         12
Change in unrealized gain
  (loss) on available-for-sale
  investment, net of taxes            -             -            (203)          -            -       (203)

                                 --------------------------------------------------------------------------
Balance at March 31, 1996        $15,943          $14          $  (36)     $2,206      $25,840    $43,967
                                 ==========================================================================






See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------

                                                                                        1996            1995
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $    678        $    126
                                                                                      --------        --------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Amortization of bonds and preferred stock                                               (295)         (1,000)
  (Gain)/loss on sale of investments                                                      --               (25)
  (Gain)/loss on sale of CentreRe investments                                           (2,463)           --
  Preferred securities dividends and accretion                                             613             548
  Decrease (increase) in reinsurance recoverables                                        8,214          (1,416)
  Decrease (increase) in premiums receivables                                            1,334           2,771
  Decrease (increase) in deferred policy acquisition costs                                (722)         (1,033)
  Decrease (increase) in income taxes                                                      360            --
  Increase (decrease) in claims and claim adjustment
    expense reserves                                                                   (12,240)         (3,068)
  Increase (decrease) in unearned premium reserves                                        (438)          1,257
  Increase (decrease) in policyholder dividends payable                                    198          (1,082)
  Increase (decrease) in accounts payable and other
   liabilities                                                                           1,041           1,761
                                                                                      --------        --------
    Total adjustments                                                                   (4,398)         (1,287)
                                                                                      --------        --------
    Net cash provided by (used in) operating activities                                 (3,720)         (1,161)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                            (300)           (300)
  Proceeds from repurchase transaction                                                   3,640            --
                                                                                      --------        --------
    Net cash provided by (used in) financing activities                                  3,340            (300)
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale                                                     (16,300)         (6,445)
    Investments funds withheld from reinsurers                                         (59,143)           --
  Investments allocated to discontinued operations                                        --            (1,581)
  Sales of bonds and notes: Investments available-for-sale                               4,680           2,900
  Maturities of bonds and notes:
    Investments held-to-maturity                                                          --             5,220
    Investments available-for-sale                                                         437             225
  Sales and maturities of bonds and notes:
    Funds withheld from reinsurers                                                      76,996            --
  Net (increase) decrease in short-term investments                                     (6,657)           (249)
                                                                                      --------        --------
      Net cash provided by (used in) investing activities                                   13              70
                                                                                      --------        --------
      Net increase (decrease) in cash                                                     (367)         (1,391)
Cash at beginning of period                                                              2,952           2,533
                                                                                      --------        --------
Cash at end of period                                                                 $  2,585        $  1,142
                                                                                      ========        ========

Supplemental disclosure of cash flow information:

Cash paid during the year for income taxes                                            $      4        $      4
                                                                                      ========        ========
Cash paid during the year for interest                                                $    168        $    232
                                                                                      ========        ========




See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.1  BASIS OF PRESENTATION

         Superior National Insurance Group, Inc. ("SNIG") is a holding company that, through its wholly-owned subsidiary, Superior National Insurance Company ("SNIC"), is engaged in writings workers' compensation insurance principally in the State of California, and until September 30, 1993, was engaged in writing commercial property and casualty insurance. The "Company" refers to SNIG and its subsidiaries.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in SNIG's annual report on Form 10-K for the year ended December 31, 1995.

A.2  EARNINGS PER SHARE ("EPS")

         The EPS calculations for the three months ended March 31, 1996 and 1995 are calculated based upon the weighted average number of shares of common stock, and adjusted for the effect, if any, of options and warrants considered to be common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive. The number of shares used in the EPS calculations are 3,430,373 shares and 3,429,873 shares for the three months ended March 31, 1996 and 1995, respectively.

A.3  CLAIMS AND CLAIM ADJUSTMENT EXPENSES RESERVES

         The liability for unpaid claims and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period which such adjustment become known. While there can be no assurance that the reserves at any given date are adequate to meet SNIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

Selected financial data as reported for the three months ended March 31, 1996 and 1995 are presented below.



                                       Three Months Ended March 31,
                                       ----------------------------

(Dollars in thousands)                    1996             1995
- - ---------------------------------       --------         --------

Gross premiums written                  $ 20,785         $ 26,344
Net premiums written                    $ 18,643         $ 24,562
Net premiums earned                     $ 18,897         $ 23,234
Less:  Net claims and LAE                (10,275)         (16,234)
       Underwriting expenses              (6,200)          (6,269)
       Policyholder dividends               (299)            (623)
                                        --------         --------
Underwriting profit                     $  2,123         $    108
                                        ========         ========

Net investment income                   $  2,191         $  2,790
Net investment gains (losses)           $   --           $    (24)
Underwriting ratios (GAAP Basis):
Net claims and LAE ratio                    54.4%            69.9%
Underwriting expense ratio                  32.8%            26.9%
Policyholder dividends ratio                 1.6%             2.7%
                                        --------         --------
Combined ratio                              88.8%            99.5%
                                        ========         ========



         Underwriting profit from continuing operations increased $2.0 million in the first quarter of 1996. The improvement in underwriting results for the first quarter of 1996 is due to improved claim and claim adjustment expense margins. The improved underwriting results also reflect the Company's focus on maintaining underwriting margins by controlling writings that are not within the Company's underwriting guidelines, curtailing writings in unprofitable agencies, and emphasizing loss control management.

         Gross premiums written decreased $5.6 million or 21% in the first quarter of 1996. The decrease was expected as a result of the lack of mandated rates due to the replacement of California's minimum rate law by an open rating system effective January 1, 1995. The competitive market conditions have been further intensified by certain carriers who are willing to underwrite business at apparently inadequate rates. At the end of the first quarter of 1996, production measured in policy counts was 21% higher than the first quarter of 1995, but the estimated annual premium associated with those policies was down 14%. The Company chooses not to sacrifice margin and shareholder return for the sake of market share, and the Company will remain cautious in its premium production consistent with its disciplined underwriting philosophy. The Company will remain focused on small to medium size

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

customers employing a pricing strategy adequate to produce a reasonable profit. SNIC believes the rates it has filed with the Department of Insurance (the "DOI") are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace given the intense competition among insurers.

         Net premiums written decreased $5.9 million or 24% in the first quarter of 1996. The decrease in net premiums written is reflective of the decrease in gross premiums written as discussed above.

         Net premiums earned decreased $4.3 million or 19% in the first quarter of 1996. The decrease in net premiums earned reflects the decrease in net premiums written described above.

         Net claims and LAE decreased $6.0 million or 37% in the first quarter of 1996. The net claims and LAE ratio decreased 15.5 percentage points to 54.4% in the first quarter of 1996 from 69.9% in the same period in 1995. The improvement in 1996 was due primarily to improved net claims and LAE margins on the 1996 accident year. The Company continues to experience favorable direct development with respect to prior accident years, but adverse ceded development generally negated favorable direct experience during the first quarter of 1996.

         Underwriting expenses, excluding policyholder dividends, were flat for the first quarter 1996 compared to 1995. However, the underwriting expenses ratio increased 5.9 points to 32.8% for the first quarter of 1996 from 26.9% for the corresponding period in 1995. The increase in ratio is due primarily to decreased premium production with fixed overhead costs.

         Policyholder dividends decreased $0.3 million in the first quarter of 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividend paying is no longer a significant factor in the marketing or selling of workers' compensation insurance in California. Consequently, only 17% of the estimated earned premium effective in the first quarter of 1996 was written on a participating basis compared to 29% in 1995 which caused the decrease in the 1996 policyholder dividend expenses.

         Net investment income decreased $0.6 million or 21% in the first quarter of 1996 compared to the same period in 1995. $0.4 million of the decrease was attributable to a decrease in the portfolio investment yield to 5.58% in the first quarter of 1996 from 6.43% in the same period in 1995. The decrease is due primarily to investment dispositions in 1995 of higher yielding investments in the funds withheld pledged assets portfolio which were replaced by lower yielding securities. Also contributing to lower investment income in the first quarter of 1996 is the $0.14 million decrease in investment income due to a 5.2% (or $9.1 million) decrease in the average investable assets in the first quarter of 1996 compared to the same period in 1995. A summary of net investment income (excluding capital gains (losses)), the investment portfolio, and the change in carrying value of invested assets for the three months ended March 31, 1996 and 1995 are as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

         A summary of net investment income, excluding capital gains (losses), for the three months ended March 31, 1996 and 1995 are as follows:



                                         Three months ended March 31,
                                         ----------------------------

(Dollars in thousands)                       1996         1995
                                             ----         ----


          Interest on debt instrument       $2,232       $2,498
          Interest on invested cash             81          354
                                            ------       ------
          Total investment income            2,313        2,852
          Investment expense                   122           62
                                            ------       ------
          Net investment income             $2,191       $2,790
                                            ======       ======



         The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):


                                            March 31, 1996            December 31, 1995
                                            --------------            -----------------
                                         Amortized      Market      Amortized       Market
Available for Sale:                        Cost          Value         Cost          Value
- - -------------------                        ----          -----         ----          -----

Government
Agencies & Authorities                    $34,032       $33,817       $22,549       $22,524
Collateralized Mortgage Obligations        10,475        10,284        10,753        10,779
Corporate Instruments                       7,243         7,554         7,398         7,612
State & Political Subdivisions              1,100         1,140         1,100         1,138
                                          -------       -------       -------       -------
Total Available for Sale                  $52,850       $52,795       $41,800       $42,053
                                          =======       =======       =======       =======




                                               March 31, 1996              December 31, 1995
                                               --------------              -----------------
                                          Amortized       Market        Amortized        Market
Funds Withheld from Reinsurers              Cost           Value          Cost           Value
- - ------------------------------              ----           -----          ----           -----

U.S. Government                            $ 85,896       $ 84,847       $103,496       $105,554
Agencies & Authorities
Collateralized Mortgage Obligations           6,700          6,645          2,306          2,316
Special Revenue                               2,113          2,140          2,118          2,183
Corporate Instruments                         5,218          5,027          7,001          7,020
Invested Cash                                   249            249           --             --
                                           --------       --------       --------       --------
Total Funds Withheld From Reinsurers       $100,176       $ 98,908       $114,921       $117,073
                                           ========       ========       ========       ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                 March 31, 1996                December 31, 1995
                                 --------------                -----------------

                                              Market                       Market
Equity Securities               Cost          Value           Cost          Value
- - -----------------               ----          -----           ----          -----


Corporate                       $686           $708           $686           $689
                                ----           ----           ----           ----
Total                           $686           $708           $686           $689
                                ====           ====           ====           ====



         The Company's management monitors the matching of assets and liabilities and attempts to keep investment duration at the mid-point of the length of its net claim and LAE payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at March 31, 1996 was 2.19 years compared to 4.69 years at December 31, 1995. At March 31, 1996, 98% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS:

         Discontinued operations claims moderated during the first quarter of 1996 after seven months of heavy activity associated with a California Supreme Court decision affecting construction defect claim coverage. The Company has significant exposure to construction defect liabilities on casualty insurance policies underwritten from 1986 to 1991. Management believes its current reserves are adequate to cover this increase in claims activity depending on the length of time the recent reporting trends continue. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to monitor the adequacy of its loss reserves in the discontinued operations very closely.

LIQUIDITY AND CAPITAL RESOURCES:

         Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims, operating expenses and dividend obligations.

         Cash flow used in operations for the three months ended March 31, 1996 was $3.7 million compared to $1.2 million for the corresponding period in 1995. The $2.6 million decline in cash from operating activities was due primarily to a $3.2 million decrease in premiums received and $1.0 million in increased claims payments. Partially offsetting these increases was a reduction in policyholders dividend payments of $1.5 million in 1996.

         The Company generated $3.3 million in cash from financing activities for the three months ended March 31, 1996 and used $0.3 million for the corresponding period in 1995. The cash generated by financing activities in the first quarter of 1996 was funded by the proceeds received from a repurchase transaction which was partially offset by the principal paydown of the bank term note. The use of cash in the first quarter of 1995 was related to the principal paydown of the bank term loan.

         SNIG believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of March 31, 1996, the Company had total cash, cash equivalents and investments of $170.4 million. This amount includes $100.2 million in funds withheld from Centre Re and $1.6 million in restricted cash. The Company's remaining invested assets were comprised of $52.8 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)




in bonds and notes, held at market value; $0.7 million in equity securities; and $12.5 million in invested cash, including certificates of deposit with maturities less than one year and money market deposits.

         Early in 1995, SNIC entered into an agreement with a national brokerage house to allow it to enter into $5 million in repurchase agreements that are secured by either U.S. treasuries or government agency bonds. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short term cash needs. As of March 31, 1996, the book value including accrued interest for repurchase agreement outstanding was $3.6 million. The market value of the security underlying the agreement was $3.5 million. The agreement matured on April 19, 1996 with an interest rate of 5.35%.

         Because SNIG depends on dividends from its insurance subsidiary for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC to SNIG. Insurance companies are also subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December
31) without prior notice to, or approval by, the DOI. No ordinary dividends were paid during the three months ended March 31, 1996.

         SNIC is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1996 is approximately $1.9 million. These leases expire from 1996 to 2001.

         Other than the Company's obligations to pay claims, policyholder dividends, ceded reinsurance premiums, lease expenses and the Company's commitments to pay principal and interest on the bank debt, the Company has no significant cash commitments.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit:

                  Exhibit           Description

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K:

                  On February 28, 1996, the Company filed a Current Report on Form 8-K (File No. 0-25984), under "Item 5. Other Events," in order to report that SNIC had canceled, effective January 1, 1996, the multi-year aggregate excess of loss reinsurance contract it had entered into with Centre effective January 1, 1993.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1996                  SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                               By /s/ J. Chris Seaman
                                               ----------------------

                                      Name:    J. Chris Seaman
                                      Title:   Executive Vice President and
                                               Chief Financial Officer

EXHIBIT INDEX

Exhibit           Description                            Page

27                Financial Data Schedule                 16