Form 10-Q
period 1996-06-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1996-08-14
CIK 810463

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   ==========

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
         Number of shares of Common Stock, without par value, outstanding as of close of business on August 5, 1996: 3,432,723 shares.

================================================================================

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                                                       PAGE
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated balance sheets as of
                           June 30, 1996 (unaudited) and December 31, 1995.......................................        3

                  Condensed consolidated statements of income for the three and six months ended
                           June 30, 1996 (unaudited) and June 30, 1995 (unaudited)...............................        4

                  Condensed consolidated statement of changes in shareholders' equity
                           for the six months ended June 30, 1996 (unaudited)....................................        5

                  Condensed consolidated statements of cash flows for the six months ended
                           June 30, 1996 (unaudited) and June 30, 1995 (unaudited)...............................        6

                  Notes to condensed consolidated financial statements (unaudited)...............................        7

         Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
                  Results of Operations..........................................................................        8

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K................................................................       16

SIGNATURE........................................................................................................       17

EXHIBIT INDEX....................................................................................................       18

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                  June 30,       December 31,
                            ASSETS                                  1996            1995
                                                                 -----------     ------------
                                                                 (Unaudited)         (*)
Investments:
Bonds and notes:
  Available-for-sale, at market
    (cost: 1996, $52,384; 1995, $41,800)                          $ 51,543        $ 42,053
Equity securities, at market
    Common stock (cost: $686; 1996 and 1995)                           643             689
Funds withheld from reinsurers, at amortized cost
    Bonds and notes, at amortized cost
      (market: 1996, $84,954; 1995, $117,073)                       87,359         114,921
    Invested cash (certificates of deposit and other short-
      term instruments)                                              1,624              --
Invested cash (certificates of deposit and other
    short-term instruments)                                         11,994           6,045
Restricted investment                                                1,580           1,700
                                                                  --------        --------
        TOTAL INVESTMENTS                                          154,743         165,408
Cash (Restricted cash: 1996, $1,030; 1995, $2,686)                   2,290           2,952
Reinsurance receivable                                              32,054          38,892
Premiums receivables (less allowance for doubtful
  accounts: 1996, $300; 1995, $500)                                 15,513          14,724
Deferred policy acquisition costs                                    3,062           2,780
Income taxes                                                         9,847          10,085
Other assets                                                         9,530           9,501
                                                                  --------        --------
        TOTAL ASSETS                                              $227,039        $244,342
                                                                  ========        ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Claims and claim adjustment expenses                              $122,650        $140,774
Unearned premiums                                                    9,633          10,220
Long-term debt                                                       7,930           8,530
Policyholder dividends                                               6,187           8,094
Repurchase transaction                                               3,553              --
Accounts payable and other liabilities                              10,883          12,199
                                                                  --------        --------
        TOTAL LIABILITIES                                          160,836         179,817
    PREFERRED SECURITIES ISSUED BY AFFILIATE;
      authorized 1,100,000 shares; issued and outstanding
      966,860 shares in 1996 and 922,137 shares in 1995             22,272          21,045
Shareholders' Equity:
Common stock, no par value; authorized
  25,000,000 shares; issued and outstanding
  3,430,373 shares in 1996 and 1995                                 15,943          15,943
Unrealized gain (loss) on investments, net of taxes                   (584)            169
Paid in capital - warrants                                           2,206           2,206
Retained earnings                                                   26,366          25,162
                                                                  --------        --------
        TOTAL SHAREHOLDERS' EQUITY                                  43,931          43,480
                                                                  --------        --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $227,039        $244,342
                                                                  ========        ========

*  Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   ----------------------        ----------------------
                                                     1996           1995          1996           1995
                                                   -------        -------        -------        -------
REVENUES:
Premiums written, net of reinsurance ceded         $24,153        $21,689        $42,796        $46,251
(Increase) decrease in net unearned
  premiums                                             (17)           631            237           (697)
                                                   -------        -------        -------        -------
Net premiums earned                                 24,136         22,320         43,033         45,554
Net investment income                                2,074          2,034          4,265          4,800
                                                   -------        -------        -------        -------
    TOTAL REVENUES                                  26,210         24,354         47,298         50,354

EXPENSES:
Claims and claim adjustment expenses,
  net of reinsurance recoveries                     12,325          7,608         22,600         23,842
Commissions, net of reinsurance
  commissions                                        2,783          3,251          5,258          6,208
Policyholder dividends                              (1,705)        (3,801)        (1,406)        (3,178)
Interest expense                                     2,268          2,786          4,796          4,876
General and administrative expenses
  Underwriting                                       9,652          4,273         13,377          7,585
  Other                                               (519)           150           (389)           256
                                                   -------        -------        -------        -------
    TOTAL EXPENSES                                  24,804         14,267         44,236         39,589
                                                   -------        -------        -------        -------
INCOME BEFORE INCOME TAXES AND PREFERRED
  SECURITIES DIVIDENDS AND ACCRETION AND
  DISCONTINUED OPERATIONS                            1,406         10,087          3,062         10,765
Income tax expense (benefit)                           475           (530)         1,048           (340)
                                                   -------        -------        -------        -------
INCOME BEFORE PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION AND DISCONTINUED
  OPERATIONS                                           931         10,617          2,014         11,105
Preferred securities dividends and
  accretion, net of income taxes                      (405)          (361)          (810)          (723)
Loss from operation of discontinued
  property and casualty operations, net of
  income taxes                                          --         (9,842)            --         (9,842)
                                                   -------        -------        -------        -------
NET INCOME                                         $   526        $   414        $ 1,204        $   540
                                                   =======        =======        =======        =======
EARNINGS PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARES:
INCOME BEFORE PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION, AND
  DISCONTINUED OPERATIONS                          $  0.20        $  3.10        $  0.42        $  3.24
Preferred securities dividends and accretion         (0.08)         (0.11)         (0.15)         (0.21)
Loss from discontinued property and
  casualty operations                                   --          (2.87)            --          (2.87)
                                                   -------        -------        -------        -------
NET INCOME                                         $  0.12        $  0.12        $  0.27        $  0.16
                                                   =======        =======        =======        =======


See notes to condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)







                                                                                              Total
                                               Net Unrealized     Paid in                    Share-
                                     Common    Gain (loss) on     Capital-     Retained     holders'
                                      Stock      Investments      Warrants     Earnings      Equity
                                   -----------------------------------------------------------------
Balance at December 31, 1995       $15,943       $ 169           $2,206       $25,162       $43,480

Net income                              --          --               --         1,204         1,204
Change in unrealized gain
  (loss) on investments, net
  of taxes                              --        (753)              --            --          (753)
                                   ----------------------------------------------------------------
Balance at June 30, 1996           $15,943       $(584)          $2,206       $26,366       $43,931
                                   ================================================================



See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                      ------------------------
                                                                        1996            1995
                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  1,204        $    540
                                                                      --------        --------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of bonds and preferred stock                               (386)         (1,898)
  (Gain)/loss on sale of investments                                       (21)            469
  (Gain) on sale of funds withheld investments                          (2,424)           (203)
  Preferred securities dividends and accretion                           1,227           1,095
  Decrease in reinsurance receivables                                    6,838          15,540
  (Increase) decrease in premiums receivables                             (789)          5,297
  (Increase) in deferred policy acquisition costs                         (282)           (734)
  Decrease (increase) in income taxes                                      626          (4,065)
  (Decrease) in claims and claim adjustment
    expense reserves                                                   (18,124)        (14,678)
  (Decrease) increase in unearned premium reserves                        (587)            471
  (Decrease) in policyholder dividends payable                          (1,907)         (5,143)
  (Decrease) in discontinued operations                                     --          (4,223)
  (Decrease) in other liabilities, net of other assets                  (1,345)           (129)
                                                                      --------        --------
    Total adjustments                                                  (17,174)         (8,201)
                                                                      --------        --------
    Net cash (used in) operating activities                            (15,970)         (7,661)
                                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                            (600)           (600)
  Proceeds from repurchase transaction                                   3,553              --
                                                                      --------        --------
    Net cash provided by (used in) financing activities                  2,953            (600)
                                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale                                     (28,960)         (3,436)
    Investment funds withheld from reinsurers                          (67,428)        (27,631)
  Investments allocated to discontinued operations                          --          (1,581)
  Sales of bonds and notes: Investments available-for-sale              17,363          13,985
  Maturities of bonds and notes: Investments available-for sale            798             201
  Sales and maturities of bonds and notes:
    Funds withheld from reinsurers                                      98,011          33,221
  Net (increase) in invested cash                                       (5,805)         (5,942)
  Net (increase) in invested cash for funds withheld from
   reinsurers                                                           (1,624)             --
                                                                      --------        --------
      Net cash provided by investing activities                         12,355           8,817
                                                                      --------        --------
      Net increase (decrease) in cash                                     (662)            556
Cash at beginning of period                                              2,952           2,533
                                                                      --------        --------
Cash at end of period                                                 $  2,290        $  3,089
                                                                      ========        ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes                            $      4        $      4
                                                                      ========        ========
Cash paid during the year for interest                                $    331        $    441
                                                                      ========        ========

See Notes to Condensed Consolidated Financial Statements

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

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

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in SNIG's annual report on Form 10-K for the year ended December 31, 1995.

A.2  EARNINGS PER SHARE ("EPS")

         Earnings per common and dilutive common equivalent shares for the three and six months ended June 30, 1996 and 1995 are based on the average number of common shares outstanding during each period and assuming conversion of all stock options and warrants which are common stock equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect. If the calculation of income per share including all common stock equivalents is antidilutive, such common stock equivalents are excluded from the EPS amounts. The number of shares used in the EPS calculations are 5,318,118 shares for the three and six months ended June 30, 1996; and 3,429,873 shares for the three and six months ended June 30, 1995.

A.3  CLAIMS AND CLAIM ADJUSTMENT EXPENSES RESERVES

         The liability for unpaid claims and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period which such adjustment become known. While there can be no assurance that reserves at any given date are adequate to meet SNIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

Selected financial data as reported for the three months ended June 30, 1996 and 1995 are presented below.

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
(Dollars in thousands)                                                    1996            1995
                                                                       ---------        -------
Gross premiums written                                                  $ 26,344        $23,539
Net premiums written                                                    $ 24,153        $21,689

Net premiums earned                                                     $ 24,136        $22,320
Less:    Net claims and claim adjustment expenses                        (12,325)        (7,608)
         Underwriting expenses                                           (12,435)        (7,524)
         Policyholder dividends                                            1,705          3,801
                                                                        --------        -------
Underwriting profit                                                        1,081         10,989

Net investment income                                                      2,053          2,479
Net investment gains (losses)                                                 21           (445)
Interest expense                                                          (2,268)        (2,786)
Other                                                                        519           (150)
                                                                        --------        -------
Income before income taxes                                                 1,406         10,087
Income tax expense (benefit)                                                 475           (530)
                                                                        --------        -------
Income before preferred securities dividends and
accretion and discontinued operations                                        931         10,617
Preferred securities dividends and accretion, net of taxes                  (405)          (361)
Loss from operation of discontinued property and
  casualty, net of taxes                                                       -         (9,842)
                                                                        --------        -------

Net Income                                                              $    526        $   414
                                                                        ========        =======
Underwriting ratios (GAAP Basis):

Net claims and claim adjustment expense ratio                              51.1 %           34.1 %
Underwriting expense ratio                                                 51.5 %           33.7 %
Policyholder dividends ratio                                               (7.1)%          (17.0)%
                                                                        --------         -------
Combined ratio                                                             95.5 %           50.8 %
                                                                        ========         =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Gross premiums written increased $2.8 million or 12% in the second quarter of 1996 as compared to the same period in 1995. The increase was encouraging as this may indicate workers' compensation rates are beginning to stabilize after almost two years of intense price competition. The competitive market conditions were brought on by California's elimination of its minimum rate law in favor of an open rating system effective January 1, 1995. While, estimated annual premium increased 12% in the second quarter of 1996 as compared to the same period in 1995, production measured in policy counts associated with those premiums increased 29%. The Company is continuing to make strenuous efforts to increase production, subject to the constraints of sound underwriting standards, and to reduce the Company's fixed and semi-fixed expense ratios commensurate with premium levels.

         Net premiums written increased $2.5 million or 11% in the second quarter of 1996. The increase in net premiums written is reflective of the increase in gross premiums written as discussed above.

         Net premiums earned increased $1.8 million or 8% in the second quarter of 1996. The increase in net premiums earned reflects the increase in net premiums written described above.

         Net claims and claim adjustment expenses increased $4.7 million or 62% in the second quarter of 1996 due primarily to a $6 million favorable development adjustment recorded in the second quarter of 1995. The net claims and claim adjustment expense ratio increased 17.0 percentage points to 51.1% in the second quarter of 1996 from 34.1% in the same period in 1995. During the second quarter of 1995, the Company recognized $6 million of favorable workers' compensation reserve development on accident years prior to 1995, as a result of continued decreases in the Company's estimates of frequency and severity of claims incurred for those years. The net claims and claim adjustment expense ratio for the second quarter of 1995, excluding the $6 million favorable development, was 61.0% compared to 51.1% for the same period in 1996. The 9.9 percentage points improvement in the second quarter of 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year.

         Underwriting expenses, excluding policyholder dividends, increased $4.9 million or 65% in the second quarter of 1996 as compared to the same period in 1995. The increase was due primarily to a $5.3 million adjustment recorded in the second quarter of 1996 for accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract. Underwriting expenses for the second quarter of 1996, excluding the $5.3 million in accrued costs, were $7.1 million as compared to $7.5 million for the same period in 1995. The underwriting expense ratio, excluding the $5.3 million in accrued costs, improved 4.3 points to 29.4% for the second quarter of 1996 from 33.7% for the corresponding period in 1995 due primarily to increased premium production. General and administrative expenses for the second quarter of 1996 were comparable to the corresponding period in 1995.

         Policyholder dividends reductions in the second quarter of 1996 increased income by $1.7 million as compared to $3.8 million for the same period in 1995. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. Consequently, the Company has adjusted its policyholder dividends reserves downward by $2.0 million in the second quarter of 1996 and $3.1 million in the corresponding period of 1995.

         Underwriting profit from continuing operations decreased $9.9 million to $1.1 million in the second quarter of 1996 from $11.0 million in the same period in 1995. The change in underwriting results for the second quarter of 1996 is attributable to a $6 million decrease in workers' compensation reserves and $3.1 million reduction in policyholder dividends recorded in the second quarter of 1995. The underwriting results for the second quarter of 1996 also included $5.3 million in accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract, which was partially offset by a $2.0 million reduction in policyholder dividends reserves. Underwriting profits for the second quarter of 1996 and 1995, excluding the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

adjustments discussed above, were $4.4 million and $1.9 million, respectively. The improvement of $2.5 million in the second quarter of 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year. The improved underwriting results in 1996, also reflect the Company's focus on maintaining underwriting margins by controlling writings that are not within the Company's underwriting guidelines, curtailing writings in unprofitable agencies, and emphasizing loss control management.

         Net investment income decreased $0.4 million or 17% in the second quarter of 1996 compared to the same period in 1995. The decrease in net investment income is due to a decrease in the average investable assets of $12.7 million, and a decline in the average portfolio investment yield as a result of generally lower market interest rates in the second quarter of 1996, as compared to the same period in 1995.

         Interest expense for the second quarter of 1996 was $2.3 million as compared to $2.8 million for the same period in 1995. The decrease of $0.5 million was a result of lower interest expense due to declining funds withheld balances and declining bank term loan as a result of principal paydown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selected financial data as reported for the six months ended June 30, 1996 and 1995 are presented below.

                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
(Dollars in thousands)                                                             1996             1995
                                                                                 --------         --------
Gross premiums written                                                           $ 47,129         $ 49,882
Net premiums written                                                             $ 42,796         $ 46,251

Net premiums earned                                                              $ 43,033         $ 45,554
Less:    Net claims and claim adjustment expenses                                 (22,600)         (23,842)
         Underwriting expenses                                                    (18,635)         (13,793)
         Policyholder dividends                                                     1,406            3,178
Underwriting profit                                                                 3,204           11,097
                                                                                 --------         --------
Net investment income                                                               4,244            5,269
Net investment gains (losses)                                                          21             (469)
Interest expense                                                                   (4,796)          (4,876)
Other                                                                                 389             (256)
                                                                                 --------         --------
Income before income taxes                                                          3,062           10,765
Income tax expense (benefit)                                                        1,048             (340)
                                                                                 --------         --------
Income before preferred securities dividends and accretion                          2,014           11,105
  and discontinued operations
Preferred securities dividends and accretion, net of taxes                           (810)            (723)
Loss from operation of discontinued property and
  casualty, net of taxes                                                                -           (9,842)
                                                                                 --------         --------

Net Income                                                                       $  1,204         $    540
                                                                                 ========         ========
Underwriting ratios (GAAP Basis):

Net claims and claim adjustment expense ratio                                       52.5 %            52.3 %
Underwriting expense ratio                                                          43.3 %            30.3 %
Policyholder dividends ratio                                                        (3.3)%            (7.0)%
                                                                                 --------         --------
Combined ratio                                                                      92.5 %            75.6 %
                                                                                 ========         ========





         Gross premiums written decreased $2.8 million or 6% in the first six months of 1996 as compared to the same period in 1995. Although premiums written for the second quarter of 1996 were higher than the prior year as addressed in the "Results of Operations - Three months ended June 30, 1996 and 1995" section, the premium shortfall of $5.6 million during the first quarter of 1996 as compared to the prior year quarter, caused the year-to-date premiums for 1996 to fall below last year's level. The decrease was expected as a result of the lack of mandated rates due to the replacement of California's minimum rate law by an open rating system effective January 1, 1995. The competitive market conditions have been further intensified by certain carriers who are willing to underwrite business at rates that in management's opinion are inadequate. For the six months ended June 30, 1996, estimated annual premium decreased 5% as compared to the corresponding period in 1995, but production measured in policy counts associated to those premiums increased by 23%. The Company's average policy size decreased 27% to $9,481 as of June 1996 from $13,020 as of June 1995. While, it appears the decline in premium volume has reversed; because of continued volatility of premium pricing, regulatory changes, or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

changes in competition; it is uncertain whether this stabilization of premium rates will be continued. The Company chooses not to sacrifice margin and shareholder return for the sake of market share, and the Company will remain cautious in its premium production consistent with its disciplined underwriting philosophy. The Company will remain focused on small to medium size customers employing a pricing strategy adequate to produce a reasonable profit. SNIC believes the rates it has filed with the Department of Insurance (the "DOI") are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace given the intense competition among insurers.

         Net premiums written decreased $3.5 million or 7% in the first six months of 1996. The decrease in net premiums written is reflective of the decrease in gross premiums written as discussed above.

         Net premiums earned decreased $2.5 million or 6% in the first six months of 1996. The decrease in net premiums earned reflects the decrease in net premiums written described above.

         Net claims and claim adjustment expenses decreased $1.2 million or 5% to $22.6 million in the first six months of 1996 from $23.8 million in the same period in 1995. The net claims and claim adjustment expense ratio increased to 52.5% in the first six months of 1996 from 52.3% in the same period of 1995. However, the 1995 claims and claim adjustment expenses include a $6 million decrease in the estimated ultimate claims and claim adjustment expenses on accident years prior to 1995 as a result of continued decreases in Company's estimates of frequency and severity of claims incurred for those years. The net claims and claim adjustment expense ratio, excluding the $6 million favorable development, was 65.5% for the six months ended June 1995, as compared to 52.5% for the same period in 1996. The 13.0 percentage point improvement in 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year.

         Underwriting expenses, excluding policyholder dividends, increased $4.8 million or 35% in the first six months of 1996 as compared to the same period in 1995. The increase was due primarily to a $5.3 million adjustment recorded in the second quarter of 1996 for accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract. Underwriting expenses for the first six months of 1996, excluding the $5.3 million in accrued costs, were $13.3 million as compared to $13.8 million for the same period in 1995. The underwriting expense ratio, excluding the $5.3 million in accrued costs, increased to 30.9% in the first six months of 1996 from 30.3% for the corresponding period in 1995, due primarily to a decrease in premium production without a commensurate decrease in general and administrative expenses.

         Policyholder dividends reductions in the first six months of 1996 increased income by $1.4 million as compared to $3.2 million for the same period in 1995. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividend paying is no longer a significant factor in the marketing or selling of workers' compensation insurance in California. Consequently, the Company has adjusted its policyholder dividends reserves downward by $2.0 million in the first six months of 1996 and $3.1 million in the corresponding period of 1995. The Company is continuing to observe, analyze and react to the issue of policyholder dividends in the context of varying pricing philosophies emerging from open rating.

         Underwriting profit from continuing operations decreased $7.9 million to $3.2 million in the first six months of 1996 from $11.1 million in the same period in 1995. The change in underwriting results for the first six months of 1996 is attributable to a $6 million decrease in workers' compensation reserves and $3.1 million reduction in policyholder dividends recorded in the first six months of 1995. The underwriting results for the first six months of 1996 also included $5.3 million in accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract, which was partially offset by a $2 million reduction in policyholder dividends reserves. Underwriting profits for the six months ended June 1996 and 1995, excluding the above discussed adjustments, were $6.5 million and $2.0 million, respectively. The improvement of $4.5 million in the first six months of 1996 is due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year. The improved underwriting results also reflect the Company's focus on maintaining underwriting margins by controlling writings that are not within the Company's underwriting guidelines, curtailing writings in unprofitable agencies, and emphasizing loss control management.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net investment income decreased $1.0 million or 19% in the first six months of 1996 as compared to the same period in 1995. The decrease is attributable to a decrease in the average investable assets of $12.5 million, and a decline in the average portfolio investment yield as a result of generally lower market interest rates, in the first six months of 1996 as compared to the same period in 1995.

         A summary of net investment income, excluding capital gains (losses), for the three and six months ended June 30, 1996 and 1995 are as follows:

                                Three months ended June 30,      Six months ended June 30,
                                ---------------------------      -------------------------
(Dollars in thousands)           1996                1995         1996              1995
                                ------              ------       ------            ------
Interest on debt                $1,919              $2,197       $4,151            $4,695
instrument
Interest on invested cash          251                 392          332               746
                                ------              ------       ------            ------
Total investment income          2,170               2,589        4,483             5,441
Investment expense                 117                 110          239               172
                                ------              ------       ------            ------
Net investment income           $2,053              $2,479       $4,244            $5,269
                                ======              ======       ======            ======


         The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                                    June 30, 1996                   December 31, 1995
                                             --------------------------        ---------------------------
                                             Amortized           Market        Amortized           Market
Available for Sale:                             Cost             Value           Cost               Value
                                                ----             -----           ----               -----
U.S. Government
  Agencies & Authorities                      $33,922           $33,427         $22,549            $22,524
Collateralized Mortgage Obligations            10,250             9,858          10,753             10,779
Corporate Instruments                           7,112             7,131           7,398              7,612
State & Political Subdivisions                  1,100             1,127           1,100              1,138
                                              -------           -------         -------           --------
Total Available for Sale                      $52,384           $51,543         $41,800            $42,053
                                              =======           =======         =======            =======

                                                    June 30, 1996                   December 31, 1995
                                             --------------------------        ---------------------------
                                             Amortized           Market        Amortized           Market
Funds Withheld from Reinsurers                  Cost             Value            Cost              Value
                                                ----             -----            ----              -----
U.S. Government
  Agencies & Authorities                      $80,140           $78,167        $103,496           $105,554
Collateralized Mortgage Obligations             2,001             2,001           2,306              2,316
Special Revenue                                     -                 -           2,118              2,183
Corporate Instruments                           5,218             4,786           7,001              7,020
                                              -------           -------        --------           --------
Total Bonds and Notes                          87,359            84,954         114,921            117,073
Invested Cash                                   1,624             1,624               -                  -
                                              -------           -------        --------           --------
Total Funds Withheld From Reinsurers          $88,983           $86,578        $114,921           $117,073
                                              =======           =======        ========           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                           June 30, 1996           December 31, 1995
                       ----------------------      -----------------
                                       Market                 Market
Equity Securities      Cost            Value       Cost       Value
                       ----            -----       ----       -----

Corporate              $686            $643        $686        $689
                       ----            ----        ----        ----
Total                  $686            $643        $686        $689
                       ====            ====        ====        ====


         The Company's management monitors the matching of assets and liabilities and attempts to maintain its investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at June 30, 1996 was 2.38 years compared to 4.69 years at December 31, 1995. At June 30, 1996, 98% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

         Interest expense for the first six months of 1996 was $4.8 million as compared to $4.9 million for the same period in 1995. The decrease of $0.1 million was due to lower interest expense on the bank term loan as a result of principal paydown.

DISCONTINUED OPERATIONS:

         Discontinued operations claims stabilized during the second quarter after seven months of heavy activity beginning September 1995 associated with a California Supreme Court decision affecting construction defect claim coverage. The Company has significant exposure to construction defect liabilities on casualty insurance policies underwritten from 1986 to 1991. Management continues to closely monitor its potential exposure to construction defect claims. Management believes its current reserves are adequate to cover this increase in claims activity depending on the length of time the recent reporting trends continue. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.

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

         During the first six months of 1996, the Company used $16 million in its operations versus $7.7 million during the same period in 1995. SNIG believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of June 30, 1996, the Company had total cash, cash equivalents and investments of $157.0 million. This amount includes $89.0 million in funds withheld from Centre Re and $1.6 million in restricted cash. The Company's remaining invested assets were comprised of $51.5 million in bonds and notes, held at market value; $0.6 million in equity securities; $12.0 million in invested cash, including certificates of deposit with maturities less than one year and money market deposits; and $2.3 million in cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cash flow used in operations for the six months ended June 30, 1996 was $16.0 million compared to $7.7 million for the corresponding period in 1995. The $8.3 million decline in cash from operating activities was due primarily to a $3.7 million decrease in premiums received, $1.3 million in increased claims payments for workers' compensation, and $3.3 million in increased claims payments for the property and casualty operations.

         The Company generated $3.0 million in cash from financing activities for the six months ended June 30, 1996 and used $0.6 million for the corresponding period in 1995. The cash generated by financing activities in the first six months of 1996 was funded by the proceeds received from a repurchase transaction which was partially offset by the principal paydown of the bank term note. The use of cash in the first quarter of 1995 was related to the principal paydown of the bank term loan.

         Early in 1995, SNIC entered into an agreement with a national brokerage house to allow it to enter into $5 million in repurchase agreements that are secured by either U.S. treasuries or government agency bonds. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short term cash needs. As of June 30, 1996, the book value including accrued interest for repurchase agreement outstanding was $3.6 million. The market value of the security underlying the agreement was $3.5 million. The agreement matured on July 24, 1996 with an interest rate of 5.40%.

         Because SNIG depends on dividends from its insurance subsidiary for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC to SNIG. Insurance companies are also subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December
31) without prior notice to, or approval by, the DOI. No ordinary dividends were paid during the six months ended June 30, 1996.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit:

                  Exhibit           Description
                  -------           -----------
                  27                Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1996               SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                               By /s/ J. Chris Seaman
                                               -------------------------------
                                      Name:    J. Chris Seaman
                                      Title:   Executive Vice President and
                                               Chief Financial Officer

EXHIBIT INDEX

Exhibit           Description                                         Page
- -------           -----------                                         ----
27                Financial Data Schedule                              19