Form 10-Q
period 1996-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1996-11-19
CIK 810463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ____________________

                                   FORM 10-Q
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-25984

                              ____________________


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

                              ____________________


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

         Number of shares of Common Stock, without par value, outstanding as of close of business on November 18, 1996: 3,437,523 shares.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                                                                            PAGE
                                                                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 Condensed consolidated balance sheets as of
                          September 30, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . 3

                 Condensed consolidated statements of income for the three and nine months ended
                          September 30, 1996 (unaudited) and September 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . 4

                 Condensed consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . 5

                 Condensed consolidated statements of cash flows for the nine months ended
                          September 30, 1996 (unaudited) and September 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . 6

                 Notes to condensed consolidated financial statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . 7


         Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                                            September 30,          December 31,
                           ASSETS                                               1996                   1995
                                                                            ------------           -----------
                                                                             (Unaudited)                (*)
 Investments:
 Bonds and notes:
   Available-for-sale, at market
     (cost: 1996, $35,898; 1995, $41,800)                                      $ 35,608               $ 42,053
 Equity securities, at market
     Common stock (cost: $686; 1996 and 1995)                                       769                    689
 Funds withheld from reinsurers, at amortized cost
     Bonds and notes, at amortized cost
       (market: 1996, $77,505; 1995, $117,073)                                   79,018                114,921
     Invested cash (certificates of deposit and other
        short-term instruments)                                                     451                      -
 Invested cash (certificates of deposit and other
     short-term instruments)                                                     32,228                  6,045
 Restricted investment                                                            1,520                  1,700
                                                                               --------               --------
         TOTAL INVESTMENTS                                                      149,594                165,408
 Cash (Restricted cash: 1996, $595; 1995, $2,686)                                 2,332                  2,952
 Reinsurance receivable                                                          38,217                 38,892
 Premiums receivables (less allowance for doubtful
   accounts: 1996, $300; 1995, $500)                                             15,371                 14,724
 Deferred policy acquisition costs                                                3,120                  2,780
 Income taxes                                                                     9,536                 10,085
 Other assets                                                                     9,924                  9,501
                                                                               --------               --------
         TOTAL ASSETS                                                          $228,094               $244,342
                                                                               ========               ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Claims and claim adjustment expenses                                          $113,539               $140,774
 Unearned premiums                                                                9,808                 10,220
 Long-term debt                                                                   7,630                  8,530
 Policyholder dividends                                                           4,517                  8,094
 Repurchase transaction                                                           3,596                      -
 Accounts payable and other liabilities                                          20,980                 12,199
                                                                               --------               --------
         TOTAL LIABILITIES                                                      160,070                179,817
     PREFERRED SECURITIES ISSUED BY AFFILIATE;
       authorized 1,100,000 shares; issued and outstanding
       966,860 shares in 1996 and 922,137 shares in 1995                         22,921                 21,045
 Shareholders' Equity:
 Common stock, no par value; authorized
   25,000,000 shares; issued and outstanding
   3,433,473 shares in 1996 and 3,430,373 shares in 1995                         15,956                 15,943
 Unrealized gain (loss) on investments, net of taxes                               (137)                   169
 Paid in capital - warrants                                                       2,206                  2,206
 Retained earnings                                                               27,078                 25,162
                                                                               --------               --------
         TOTAL SHAREHOLDERS' EQUITY                                              45,103                 43,480
                                                                               --------               --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $228,094               $244,342
                                                                               ========               ========

*  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                    -----------------------         ----------------------
                                                     1996            1995            1996            1995
                                                    -------         -------         -------        -------
 REVENUES:
 Premiums written, net of reinsurance ceded         $23,337         $22,571         $66,133        $68,822
 (Increase) decrease in net unearned
      premiums                                          330              51              93            748
                                                    -------         -------         -------        -------
 Net premiums earned                                 23,007          22,520          66,040         68,074
 Net investment income                                2,129           2,530           6,394          7,330
                                                    -------         -------         -------        -------
     TOTAL REVENUES                                  25,136          25,050          72,434         75,404

 EXPENSES:
 Claims and claim adjustment expenses,
   net of reinsurance recoveries                     14,201          17,095          36,801         40,937
 Commissions, net of reinsurance
     commissions                                      2,607           3,043           7,865          9,251
 Policyholder dividends                                (715)         (2,528)         (2,121)        (5,706)
 Interest expense                                     2,126           2,434           6,922          7,310
 General and administrative expenses
   Underwriting                                       5,304           4,542          18,681         12,127
   Other                                                173             124            (216)           380
                                                    -------         -------         -------        -------
     TOTAL EXPENSES                                  23,696          24,710          67,932         64,299
                                                    -------         -------         -------        -------
 INCOME BEFORE INCOME TAXES AND PREFERRED
   SECURITIES DIVIDENDS AND ACCRETION AND
   DISCONTINUED OPERATIONS                            1,440             340           4,502         11,105
 Income tax expense (benefit)                           300             198           1,348           (142)
                                                    -------         -------         -------        -------
 INCOME BEFORE PREFERRED SECURITIES
   DIVIDENDS AND ACCRETION AND DISCONTINUED
   OPERATIONS                                         1,140             142           3,154         11,247
 Preferred securities dividends and
   accretion, net of income taxes                      (428)           (382)         (1,238)        (1,105)
 Loss from operation of discontinued
   property and casualty operations, net of
      income taxes                                        -               -               -         (9,842)
                                                    -------         -------         -------        -------
 NET INCOME                                         $   712         $  (240)        $ 1,916        $   300
                                                    =======         ======          =======        =======

 EARNINGS PER COMMON AND DILUTIVE
   COMMON EQUIVALENT SHARES:
 INCOME BEFORE PREFERRED SECURITIES
   DIVIDENDS AND ACCRETION, AND
   DISCONTINUED OPERATIONS                          $  0.23         $  0.04         $  0.64        $  3.28
 Preferred securities dividends and                   (0.08)          (0.11)          (0.23)         (0.32)
   accretion
 Loss from discontinued property and
    casualty operations                                   -               -               -          (2.87)
                                                    -------         -------         -------        -------
 NET INCOME                                         $  0.15         $  0.07         $  0.41        $  0.09
                                                    =======         =======         =======        =======


See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                  (Unaudited)






                                                      Net Unrealized        Paid in                            Total
                                         Common       Gain (loss) on       Capital-         Retained       Shareholders'
                                          Stock        Investments         Warrants         Earnings          Equity
                                       --------------------------------------------------------------------------------
Balance at December 31, 1995           $15,943             $169             $2,206           $25,162         $43,480

Net income                                   -                 -                 -             1,916           1,916
Change in unrealized gain
  (loss) on investments, net
  of taxes                                   -              (306)                -                 -            (306)

Common stock issued                         13                 -                 -                 -              13

                                       --------------------------------------------------------------------------------
Balance at September 30, 1996          $15,956             ($137)           $2,206           $27,078         $45,103
                                       ================================================================================





See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               ------------------------------
                                                                                   1996                1995
                                                                                ---------            --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $  1,916             $    300
                                                                                --------             --------
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Amortization of bonds and preferred stock                                        (705)              (2,922)
   (Gain)/loss on sale of investments                                                (33)                 504
   (Gain) on sale of funds withheld investments                                   (2,261)             (2,859)
   Preferred securities dividends and accretion                                    1,876                1,675
   Decrease in reinsurance receivables                                               675               19,002
   (Increase) decrease in premiums receivables                                      (647)               7,622
   (Increase) in deferred policy acquisition costs                                  (340)                (488)
   Decrease (increase) in income taxes                                               706               (4,065)
   (Decrease) in claims and claim adjustment
     expense reserves                                                            (27,235)             (19,037)
   (Decrease) increase in unearned premium reserves                                 (412)                 375
   (Decrease) in policyholder dividends payable                                   (3,577)              (8,007)
   (Decrease) in discontinued operations                                               -               (4,223)
   (Decrease) in other liabilities, net of other assets                            8,358                 939
                                                                                --------             --------
     Total adjustments                                                           (23,595)             (11,484)
                                                                                --------             --------
     Net cash (used in) operating activities                                     (21,679)             (11,184)
                                                                                --------             --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Retirement of long-term debt                                                     (900)                (900)
   Proceeds from repurchase transaction                                            3,596                    -
   Paid in capital - stock options exercised                                          13                    -
                                                                                --------             --------
     Net cash provided by (used in) financing activities                           2,709                 (900)
                                                                                --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of bonds and notes:
     Investments available-for-sale                                              (29,119)              (4,386)
     Investment funds withheld from reinsurers                                   (71,061)             (76,588)
   Investments allocated to discontinued operations                                    -               (1,581)
   Sales of bonds and notes: Investments available-for-sale                       22,414               13,717
   Maturities of bonds and notes: Investments available-for sale                  12,286                1,091
   Maturities of bonds and notes: Investments held to maturity                         -                5,495
   Sales and maturities of bonds and notes held to maturity
     Funds withheld from reinsurers                                              110,098               76,734
   Net (increase) in invested cash                                               (25,817)              (1,680)
   Net (increase) in invested cash for funds withheld from
        reinsurers                                                                  (451)                   -
                                                                                --------             --------
       Net cash provided by investing activities                                  18,350               12,802
                                                                                --------             --------
       Net (decrease) increase in cash                                              (620)                 718
 Cash at beginning of period                                                       2,952                2,533
                                                                                --------             --------
 Cash at end of period                                                          $  2,332             $  3,251
                                                                                ========             ========
 Supplemental disclosure of cash flow information:
 Cash paid during the year for income taxes                                     $      4             $      4
                                                                                ========             ========

 Cash paid during the year for interest                                         $    488             $    653
                                                                                ========             ========




See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.1  Basis of Presentation

         Superior National Insurance Group, Inc. ("SNIG") is a holding company that, through its wholly-owned subsidiary, Superior National Insurance Company ("SNIC"), is engaged in writing workers' compensation insurance principally in the State of California, and until September 30, 1993, was engaged in writing commercial property and casualty insurance. The "Company" refers to SNIG and its subsidiaries.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1996 presentation. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in SNIG's annual report on Form 10-K for the year ended December 31, 1995.

A.2  EARNINGS PER SHARE ("EPS")

         Earnings per common and dilutive common equivalent shares for the three and nine months ended September 30, 1996 and 1995 are based on the average number of common shares outstanding during each period and assuming conversion of all stock options and warrants which are common stock equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect. If the calculation of income per share including all common stock equivalents is antidilutive, such common stock equivalents are excluded from the EPS amounts. The number of shares used in the EPS calculations are 5,316,873 shares for the three and nine months ended September 30, 1996; and 3,429,873 shares for the three and nine months ended September 30, 1995.

A.3  CLAIMS AND CLAIM ADJUSTMENT EXPENSES RESERVES

         The liability for unpaid claims and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that reserves at any given date are adequate to meet SNIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

A.4  ACQUISITION OF PAC RIM HOLDING CORPORATION

         On September 17, 1996, the Company entered into a definitive agreement to acquire Pac Rim Holding Corporation ("Pac Rim") for a total consideration of approximately $54 million in cash, which consideration would result in payment of approximately $3.00 to $3.10 per share to each of Pac Rim's common stockholders and debenture holders (based upon the number of shares of Pac Rim common stock ("Pac Rim Common Stock") into which the debentures are convertible), with holders of warrants and options to receive an amount equal to the spread between the exercise price of their options or warrants and the per share payment amount to holders of Pac Rim Common Stock. The actual purchase price per share of Pac Rim Common Stock is subject to a final analysis of Pac Rim's loss reserves immediately prior to closing. Consummation of the transaction is subject to regulatory and SNIG shareholder and Pac Rim stockholder approvals, and various other conditions. The transaction is projected to close late in the fourth quarter of 1996 or the first quarter of 1997.

A.5  SUBSEQUENT EVENT

         On November 13, 1996, the Company consummated a three-part financing transaction, involving Centre Reinsurance Limited ("Centre Re") and The Chase Manhattan Bank ("Chase"). Chase extended a $93.1 million term loan (net of transaction costs) to the Company collateralized by future reinsurance recoveries due from Centre Re to SNIC. The proceeds from the financing were used by the Company to purchase reinsurance receivables due to SNIC from Centre Re, and SNIC utilized a portion of the proceeds to extinguish a $71 million liability for reinsurance premiums due to Centre Re. The transaction was approved by the California Department of Insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


         The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Certain prior period amounts have been reclassified to conform to the current period presentation.

Selected financial data as reported for the three months ended September 30, 1996 and 1995 are presented below.



                                                                     Three Months Ended September 30,
                                                                      ------------------------------
(Dollars in thousands)                                                  1996                 1995
                                                                      --------             ---------
Gross premiums written                                                $ 25,534             $ 24,208
Net premiums written                                                  $ 23,337             $ 22,571

Net premiums earned                                                   $ 23,007             $ 22,520
Less:   Net claims and claim adjustment expenses                       (14,201)             (17,095)
        Underwriting expenses                                           (7,911)              (7,585)
        Policyholder dividends                                             715                2,528
                                                                      --------             --------
Underwriting profit                                                      1,610                  368

Net investment income                                                    2,117                2,565
Net investment gains (losses)                                               12                  (35)
Interest expense                                                        (2,126)              (2,434)
Other                                                                    (173)                 (124)
                                                                      --------             --------
Income before income taxes                                               1,440                  340
Income tax expense (benefit)                                               300                  198
                                                                      --------             --------
Income before preferred securities dividends and
  accretion                                                              1,140                  142
Preferred securities dividends and accretion, net of
  taxes                                                                   (428)                (382)
                                                                      --------             --------
Net Income (loss)                                                     $    712             $   (240)
                                                                      ========             ========

Underwriting ratios (GAAP Basis):

Net claims and claim adjustment expense ratio                             61.7%                75.9%
Underwriting expense ratio                                                34.4%                33.7%
Policyholder dividends ratio                                              (3.1%)              (11.2%)
                                                                      --------             --------
Combined ratio                                                            93.0%                98.4%
                                                                      ========             ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Gross premiums written increased $1.3 million or 5% in the third quarter of 1996 as compared to the same period in 1995. The increase was encouraging as this may indicate the Company's workers' compensation portfolio is stabilizing after almost two years of decline due to intense price competition. The competitive market conditions were brought on by California's elimination of its minimum rate law in favor of an open rating system effective January 1, 1995. At the end of the third quarter of 1996, production measured in policy counts was 21% higher than it was in the third quarter of 1995, and the estimated annual premium associated with those policies increased 5%. The Company is continuing to make strenuous efforts to increase production, subject to the constraints of sound underwriting standards, and to reduce the Company's fixed and semi-fixed expense ratios commensurate with premium levels.

         Net premiums written increased $0.8 million or 3% in the third quarter of 1996. The increase in net premiums written is reflective of the increase in gross premiums written as discussed above.

         Net premiums earned increased $0.5 million or 2% in the third quarter of 1996. The increase in net premiums earned reflects the increase in net premiums written described above.

         Net claims and claim adjustment expenses decreased $2.9 million or 17% in the third quarter of 1996 as compared to the same period in 1995. The net claims and claim adjustment expense ratio decreased 14.2 percentage points to 61.7% in the third quarter of 1996 from 75.9% in the same period in 1995. The
14.2 percentage points improvement in the third quarter of 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year as a result of lower frequency of reported claims.

         Underwriting expenses, excluding policyholder dividends, increased $0.3 million or 4% in the third quarter of 1996 as compared to the same period in 1995. The underwriting expense ratio deteriorated 0.7 of a percentage point to 34.4% for the third quarter of 1996 from 33.7% for the corresponding period in 1995. General and administrative expenses for the third quarter of 1996 were comparable to the corresponding period in 1995.

         Policyholder dividend expense continued to decline in importance and size in the third quarter of 1996 to $0.7 million as compared to $2.5 million for the same period in 1995. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California.

         Underwriting profit from continuing operations increased $1.2 million to $1.6 million in the third quarter of 1996 from $0.4 million in the same period in 1995. The improvement of $1.2 million in the third quarter of 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year. The improved underwriting results in 1996 also reflect the Company's focus on maintaining underwriting margins by controlling writings that are not within the Company's underwriting guidelines, curtailing writings in unprofitable agencies, and emphasizing loss control management.

         Net investment income decreased $0.4 million or 17% in the third quarter of 1996 compared to the same period in 1995. The decrease in net investment income is due to a decrease in the average investable assets of $18.4 million, and a decline in the average portfolio investment yield as a result of generally lower market interest rates in 1996, as compared to 1995. See the discussion in "Liquidity and Capital Resources," below.

         Interest expense for the third quarter of 1996 was $2.1 million as compared to $2.4 million for the same period in 1995. The decrease of $0.3 million was a result of lower interest expense due to declining funds withheld balances and a declining bank term loan as a result of principal paydown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Selected financial data as reported for the nine months ended September 30, 1996 and 1995 are presented below.



                                                                          Nine Months Ended September 30,
                                                                          ------------------------------
(Dollars in thousands)                                                      1996                  1995
                                                                          ---------             --------
Gross premiums written                                                    $  72,663             $ 74,090
Net premiums written                                                      $  66,133             $ 68,822

Net premiums earned                                                       $  66,040             $ 68,074
Less:   Net claims and claim adjustment expenses                            (36,801)             (40,937)
        Underwriting expenses                                               (26,546)             (21,378)
        Policyholder dividends                                                2,121                5,706
                                                                          ---------             --------
Underwriting profit                                                           4,814               11,465

Net investment income                                                         6,361                7,834
Net investment gains (losses)                                                    33                 (504)
Interest expense                                                             (6,922)              (7,310)
Other                                                                           216                 (380)
                                                                          ---------             --------
Income before income taxes                                                    4,502               11,105
Income tax expense (benefit)                                                  1,348                 (142)
                                                                          ---------             --------
Income before preferred securities dividends and accretion                    3,154               11,247
   and discontinued operations
Preferred securities dividends and accretion, net of taxes                   (1,238)              (1,105)
Loss from operation of discontinued property and
  casualty, net of taxes                                                          -               (9,842)
                                                                          ---------             --------

Net Income                                                                $   1,916             $    300
                                                                          =========             ========

Underwriting ratios (GAAP Basis):

Net claims and claim adjustment expense ratio                                  55.7%                60.2%
Underwriting expense ratio                                                     40.2%                31.4%
Policyholder dividends ratio                                                   (3.2%)               (8.4%)
                                                                          ---------             --------
Combined ratio                                                                 92.7%                83.2%
                                                                          =========             ========




         Gross premiums written decreased $1.4 million or 2% in the first nine months of 1996 as compared to the same period in 1995. Although premiums written for the third quarter of 1996 were higher than they were for the same period in the prior year as addressed in the "Results of Operations - Three months ended September 30, 1996 and 1995" section, the premium shortfall of $5.6 million during the first quarter of 1996 as compared to the prior year quarter, caused the year-to-date premiums for 1996 to fall below last year's level. The decrease was expected as a result of the lack of mandated rates due to the replacement of California's minimum rate law by an open rating system effective January 1, 1995. The competitive market conditions have been further intensified by certain carriers who are willing to underwrite business at rates that in management's opinion are inadequate. For the nine months ended September 30, 1996, estimated annual premiums decreased 2% as compared to the corresponding period in 1995, but production measured in policy counts associated to those premiums increased by 18%. The Company's average policy size decreased 21% to $8,987 as of September 1996 from $11,383 as of September 1995. While it appears the decline in premium volume has reversed, it is uncertain whether this stabilization of premium

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

rates will continue due to continued volatility of premium pricing, regulatory changes, or changes in competition. The Company chooses not to sacrifice margin and shareholder return for the sake of market share, and the Company will remain cautious in its premium production consistent with its disciplined underwriting philosophy. The Company will remain focused on small to medium size customers employing a pricing strategy adequate to produce a reasonable profit. SNIC believes the rates it has filed with the Department of Insurance (the "DOI") are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace given the intense competition among insurers.

         Net premiums written decreased $2.7 million or 4% in the first nine months of 1996. The decrease in net premiums written is reflective of the decrease in gross premiums written as discussed above.

         Net premiums earned decreased $2.0 million or 3% in the first nine months of 1996. The decrease in net premiums earned reflects the decrease in net premiums written described above.

         Net claims and claim adjustment expenses decreased $4.1 million or 10% to $36.8 million in the first nine months of 1996 from $40.9 million in the same period in 1995. The net claims and claim adjustment expense ratio decreased to 55.7% in the first nine months of 1996 from 60.2% in the same period of 1995. However, the 1995 claims and claim adjustment expenses include a $6 million decrease in the estimated ultimate claims and claim adjustment expenses on accident years prior to 1995 as a result of continued decreases in the Company's estimates of frequency and severity of claims incurred for those years. The net claims and claim adjustment expense ratio, excluding the $6 million favorable development, was 68.9% for the nine months ended September 1995, as compared to 55.7% for the same period in 1996. The 13.2 percentage point improvement in 1996 was due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year as a result of lower frequency of reported claims.

         Underwriting expenses, excluding policyholder dividends, increased $5.2 million or 24% in the first nine months of 1996 as compared to the same period in 1995. The increase was due primarily to a $5.3 million adjustment recorded in the second quarter of 1996 for accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract. Underwriting expenses for the first nine months of 1996, excluding the $5.3 million in accrued costs, were $21.2 million as compared to $21.4 million for the same period in 1995. The underwriting expense ratio, excluding the $5.3 million in accrued costs, increased to 32.1% in the first nine months of 1996 from 31.4% for the corresponding period in 1995, due primarily to a decrease in premium production without a commensurate decrease in general and administrative expenses.

         Policyholder dividends reductions in the first nine months of 1996 increased income by $2.1 million as compared to $5.7 million for the same period in 1995. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividend paying is no longer a significant factor in the marketing or selling of workers' compensation insurance in California. The Company is continuing to observe, analyze and react to the issue of policyholder dividends in the context of varying pricing philosophies emerging from open rating.

         Underwriting profit from continuing operations decreased $6.7 million to $4.8 million in the first nine months of 1996 from $11.5 million in the same period in 1995. The change in underwriting results for the first nine months of 1996 is attributable to a $6 million decrease in workers' compensation reserves and a $5.7 million reduction in policyholder dividends recorded in the first nine months of 1995. The underwriting results for the first nine months of 1996 also included $5.3 million in accrued costs related to the settlement of funds withheld amounts associated with a reinsurance contract, which was partially offset by a $2 million reduction in policyholder dividends reserves. Underwriting profit (loss) for the nine months ended September 1996 and 1995, excluding the above discussed adjustments, were $8.1 million and $(0.2) million, respectively. The improvement of $8.3 million in the first nine months of 1996 is due primarily to improved net claims and claim adjustment expense margins on the 1996 accident year. The improved underwriting results also reflect the Company's focus on maintaining underwriting margins by controlling writings that are not within the Company's underwriting guidelines, curtailing writings in unprofitable agencies, and emphasizing loss control management.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net investment income decreased $1.5 million or 19% in the first nine months of 1996 as compared to the same period in 1995. The decrease is attributable to a decrease in the average investable assets of $14.8 million, and a decline in the average portfolio investment yield as a result of generally lower market interest rates, in the first nine months of 1996 as compared to the same period in 1995. See the discussion in "Liquidity and Capital Resources," below.

         A summary of net investment income, excluding capital gains (losses), for the three and nine months ended September 30, 1996 and 1995 are as follows:



                                   Three months ended                Nine months ended
                                     September 30,                     September 30,
                                  ----------------------           ------------------------
(Dollars in thousands)             1996            1995             1996              1995
                                  ------          ------           ------            ------
Interest on debt                   1,909          $1,753           $6,060            $6,448
instrument

Interest on invested                 324             851              656             1,597
cash
                                  ------          ------           ------            ------

Total investment income            2,233           2,604            6,716             8,045
Investment expense                   116              39              355               211
                                  ------          ------           ------            ------
Net investment income             $2,117          $2,565           $6,361            $7,834
                                  ======          ======           ======            ======



         The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):


                                                        September 30, 1996                December 31, 1995
                                                   ---------------------------          ---------------------
                                                       Amortized        Market           Amortized     Market
                                                       ---------        ------          ----------     ------
 Available for Sale:                                       Cost          Value           Cost           Value
                                                          -----          -----          -----           -----
 U.S. Government
   Agencies & Authorities                               $17,783        $17,519        $22,549         $22,524
 Collateralized Mortgage Obligations                     10,030          9,764         10,753          10,779
 Corporate Instruments                                    6,985          7,200          7,398           7,612
 State & Political Subdivisions                           1,100          1,125          1,100           1,138
                                                       --------       --------       --------        --------
 Total Available for Sale                               $35,898        $35,608        $41,800         $42,053
                                                        =======        =======        =======         =======


                                                        September 30, 1996                December 31, 1995
                                                   ---------------------------          ---------------------
                                                        Amortized       Market          Amortized      Market
                                                        ---------       ------          ---------      ------
 Funds Withheld from Reinsurers                            Cost          Value          Cost            Value
                                                           ----          -----          -----           -----
 U.S. Government
   Agencies & Authorities                               $71,799        $70,615       $103,496        $105,554
 Collateralized Mortgage Obligations                      2,001          2,001          2,306           2,316
 Special Revenue                                              -              -          2,118           2,183

 Corporate Instruments                                    5,218          4,889          7,001           7,020
                                                        -------       --------      ---------       ---------
 Total Bonds and Notes                                   79,018         77,505        114,921         117,073
 Invested Cash                                              451            451              -               -
                                                          -----         ------      ---------       ---------
 Total Funds Withheld From Reinsurers                   $79,469       $ 77,956       $114,921        $117,073
                                                        =======       ========       ========        ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                           September 30, 1996                     December 31, 1995
                                       --------------------------            --------------------------
                                                           Market                               Market
 Invested Cash                           Cost              Value              Cost               Value
                                       -------            -------            -----               ------
 Invested Cash                         $33,748            $33,748            $7,745              $7,745
                                       -------            -------            -----               ------
 Total                                 $33,748            $33,748            $7,745              $7,745
                                       =======            =======            ======              ======



                                            September 30, 1996             December 31, 1995
                                         ------------------------         ---------------------
                                                         Market                          Market
Equity Securities                        Cost            Value            Cost           Value
                                         ----            ------           ----           ------
Corporate                                $686            $769             $686            $689
                                         ----            ----             ----            ----
Total                                    $686            $769             $686            $689
                                         ====            ====             ====            ====


         The Company's management monitors the matching of assets and liabilities and attempts to maintain its investment duration at the midpoint of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at September 30, 1996 was 2.56 years compared to 4.69 years at December 31, 1995. At September 30, 1996, 98% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

         Interest expense for the first nine months of 1996 was $6.9 million as compared to $7.3 million for the same period in 1995. The decrease of $0.4 million was due to lower interest expense on the bank term loan as a result of principal paydown.


DISCONTINUED OPERATIONS:

         Discontinued operations claims have continued to stabilize during the third quarter after seven months of heavy activity beginning September 1995 associated with a California Supreme Court decision affecting construction defect claim coverage. The Company has significant exposure to construction defect liabilities on casualty insurance policies underwritten from 1986 to 1991. Management continues to closely monitor its potential exposure to construction defect claims. Management believes its current reserves are adequate to cover this increase in claims activity depending on the length of time the recent reporting trends continue. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.


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

         During the first nine months of 1996, the Company used $21.7 million in its operations versus $11.2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million during the same period in 1995. The $10.5 million decline in cash from operating activities was due primarily to a decrease in premiums received and an increase in claim payments for workers' compensation. It is management's belief that the Company has sufficient cash, short-term investments, readily marketable investment grade securities, and borrowings under its existing line of credit to meet its future cash needs through at least December 31, 1997. As of September 30, 1996, the Company had total cash, cash equivalents and investments of $151.9 million. This amount includes $79.5 million in funds withheld from Centre Re and $1.5 million in restricted cash. The Company's remaining invested assets were comprised of $35.6 million in bonds and notes, held at market value; $0.8 million in equity securities; $32.2 million in invested cash, including certificates of deposit with maturities less than one year and money market deposits; and $2.3 million in cash.

         The Company generated $2.7 million in cash from financing activities for the nine months ended September 30, 1996 and used $0.9 million for the corresponding period in 1995. The cash generated by financing activities in the first nine months of 1996 was funded by the proceeds received from a repurchase transaction which was partially offset by the principal paydown of the bank term note.

         Early in 1995, SNIC entered into an agreement with a national brokerage house to allow it to enter into $5 million in repurchase agreements that are secured by either U.S. treasury bonds or government agency bonds. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short term cash needs. As of September 30, 1996, the book value including accrued interest for repurchase agreement outstanding was $3.6 million. The market value of the security underlying the agreement was $3.6 million. The agreement matures in December, 1996 and bears an interest rate of 5.45%.

         Because SNIG depends on dividends from SNIC, its insurance subsidiary, for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC to SNIG. Insurance companies are also subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No ordinary dividends were paid during the nine months ended September 30, 1996.

         SNIC is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1996 is approximately $1.9 million. These leases expire from 1996 to 2001.

         Other than the Company's obligations to pay claims, policyholder dividends, ceded reinsurance premiums, lease expenses, principal and interest on the bank debt, and its commitment to acquire Pac Rim, the Company has no significant cash commitments. See Note A.4 under "Notes to the Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 1996," above, for a discussion of the Company's proposed acquisition of Pac Rim.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

PRO FORMA FINANCIAL INFORMATION

         On September 17, 1996, the Company entered into a definitive agreement to acquire Pac Rim for a total consideration of approximately $54 million in cash, which consideration would result in payment of approximately $3.00 to $3.10 per share to each of Pac Rim's common stockholders and debenture holders (based upon the number of shares of Pac Rim Common Stock into which the debentures are convertible), with holders of warrants and options to receive an amount equal to the spread between the exercise price of their options or warrants and the per share payment amount to holders of Pac Rim Common Stock. The actual purchase price per share of Pac Rim Common Stock is subject to a final analysis of Pac Rim's loss reserves immediately prior to closing. Consummation of the transaction is subject to regulatory and SNIG shareholder and Pac Rim stockholder approvals, and various other conditions. The transaction is projected to close late in the fourth quarter of 1996 or the first quarter of 1997.

         The Company has determined that it is in the best interests of its shareholders to provide in this report certain pro forma financial information that assumes the successful completion of the Company's acquisition of Pac Rim. Set forth below are unaudited pro forma condensed balance sheets and statements of income, presented at June 30, 1996 and at September 30, 1996. The unaudited pro forma combined balance sheets data assumes the acquisition of Pac Rim by the Company took place on the date presented, and combines the Company's balance sheet data with Pac Rim's balance sheet data on such date using the purchase method of accounting. The unaudited pro forma statements of operations data assumes that the acquisition of Pac Rim by the Company took place as of the beginning of each of the periods presented using the allocation of the purchase information calculated as of the end of such period, and combines the statement of operations data for the Company and for Pac Rim for the year ended December 31, 1995 and for either the six-month period ended June 30, 1996 or the nine-month period ended September 30, 1996. The June 30, 1996 presentation was provided to the Company's shareholders in the Company's Proxy Statement, dated November 11, 1996.

         The unaudited pro forma financial information is not necessarily indicative of future operations and should not be construed as representative of future operations of the combined companies.

         In reviewing the pro forma statements, the Company's management urges shareholders to consider the following:

(1) Reserve Adjustment. The updated pro forma financial information reflects a $4.5 million addition to claims and claim adjustment expenses for the 1990-1993 accident years that was recorded by Pac Rim in the third quarter of 1996. Management, in performing its due diligence and analyzing Pac Rim's reserves, contemplated such an adjustment.

(2) Maintenance of Premium Volume. The strategic and financial benefits expected to be realized as a result of the Company's acquisition of Pac Rim are dependent on insurance market reception to the combination of the two companies, and on other factors beyond the Company's control. The ability of the combined companies to maintain an acceptable percentage of the volume of premiums historically written by the individual companies, as well as their ability to maintain gross margins in the face of expected price competition, is uncertain. It is unlikely the combined entity will maintain the premium volume of the companies as they existed independently.

(3) Realization of Cost Reductions and Cash Flow Increases. The senior management of the Company has identified cost reductions that they believe can be achieved. The Board of Directors of the Company took into account this expectation in deciding to approve the acquisition of Pac Rim. There can be no assurance that the Company will be able to realize the expected cost reductions, or do so within any particular time frame, or to generate additional revenue to offset any unanticipated inability to realize such expected cost reductions.

(4) Coordination of Operations. The success of the acquisition of Pac Rim in enhancing long-term shareholder value depends in part on the ability of the management of the Company to coordinate and integrate the operations of the business enterprises of the Company and Pac Rim. As in every business combination, such coordination will require the dedication of management resources, which may temporarily divert attention from the day-to-day business of the Company. There can be no assurance that the coordination necessary to realize the expected benefits of the acquisition of Pac Rim will be achieved.

                        PRO FORMA FINANCIAL INFORMATION
   ACQUISITION OF PAC RIM HOLDING CORPORATION BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                              AS OF JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Purchase
                                                                SNIG          Accounting     Pro Forma
                                        SNIG     Pac Rim     Adjustments      Adjustments    Combined
                                      --------   --------    -----------      -----------    --------
ASSETS
Investments:
Bonds and notes:
 Available-for sale, at market  . .   $51,543    $112,277                                    $163,820
Equity securities, at market  . . .       643                                                     643
Funds withheld from reinsurers, at
 amortized cost   . . . . . . . . .    87,359                                                  87,359
Invested cash . . . . . . . . . . .    15,198       4,777                                      19,975
                                     --------    --------      --------         --------     --------
 Total Investments  . . . . . . . .   154,743     117,054             0                0      271,797
Cash  . . . . . . . . . . . . . . .     2,290       1,493        54,070 (d)      (57,100)(k)      753
Reinsurance receivables . . . . . .    32,054       4,275                                      36,329
Premiums receivable (less allowance
 for doubtful accounts)   . . . . .    15,513      13,650                                      29,163
Deferred policy acquisition costs .     3,062       1,241                                       4,303
Income taxes  . . . . . . . . . . .     9,847      10,482                           (139)(h)   20,190
Goodwill  . . . . . . . . . . . . .      --          --                            1,062 (l)    1,062
Other assets  . . . . . . . . . . .     9,530      15,294                         (1,265 (e)   23,109
                                                                                    (450 (f)
                                     --------    --------      --------         --------     --------
 Total Assets   . . . . . . . . . .  $227,039    $163,489       $54,070         $(57,892)    $386,706
                                     ========    ========      ========         ========     ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Liabilities:
Claims and claim adjustment
 expenses   . . . . . . . . . . . .  $122,650     $90,709                                    $213,359
Unearned premiums . . . . . . . . .     9,633       5,586                                      15,219
Long-term debt - Imperial Bank  . .     7,930                    (7,930)(a)
Debentures payable  . . . . . . . .                18,769                        (18,769)(g)        0
Term loan - The Chase Manhattan
 Bank   . . . . . . . . . . . . . .                              44,000 (b)                    44,000
Policyholder dividends  . . . . . .     6,187         233                                       6,420
Accounts payable and other
 liabilities  . . . . . . . . . . .    14,436       6,369                          2,700 (i)   23,505
                                     --------    --------      --------         --------     --------
 Total Liabilities  . . . . . . . .   160,836     121,666        36,070          (16,069)     302,503
Preferred securities issued by
 affiliate; authorized 1,100,000
 shares:  issued and outstanding
 966,860 shares in 1996   . . . . .    22,272                                                  22,272
Shareholders' Equity:
Common stock and additional paid-
 in-capital . . . . . . . . . . . .    15,943      29,719        18,000 (c)      (29,719)(j)   33,943
Unrealized (loss) on investments  .      (584)       (270)                           270 (j)     (584)
Paid in capital - warrants  . . . .     2,206       1,800                         (1,800)(j)    2,206
Retained earnings . . . . . . . . .    26,366      10,574                        (10,574)(j)   26,366
                                     --------    --------      --------         --------     --------
 Total Shareholders' Equity   . . .    43,931      41,823        18,000          (41,823)      61,931
                                     --------    --------      --------         --------     --------
 Total Liabilities and
   Shareholders' Equity . . . . . .  $227,039    $163,489       $54,070         $(57,892)    $386,706
                                     ========    ========      ========         ========     ========

See accompanying explanatory notes to pro forma financial statements.

                        PRO FORMA FINANCIAL INFORMATION
   ACQUISITION OF PAC RIM HOLDING CORPORATION BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      Purchase
                                                                                      SNIG            Accounting        Pro Forma
                                                         SNIG           Pac Rim       Adjustments     Adjustments       Combined
                                                      -----------     -----------     -----------     -----------     -----------
 ASSETS
 Investments:
 Bonds and notes:
   Available-for-sale, at market                       $  35,608       $ 110,136                                       $ 145,744

 Equity securities, at market                                769               -                                             769
 Funds withheld from reinsurers, at amortized             79,469               -                                          79,469
 cost
 Invested cash                                            33,748           2,405                                          36,153
                                                      -----------     -----------     -----------     -----------     -----------
   Total Investments                                     149,594         112,541               -               -         262,135
 Cash                                                      2,332             732          54,370  (d)    (57,100) (k)        334
 Reinsurance receivables                                  38,217           4,076                                          42,293
 Premiums receivable (less allowance for
   doubtful accounts)                                     15,371          21,204                                          36,575
 Deferred policy acquisition cost                          3,120           1,255                                           4,375
 Income taxes                                              9,536           9,660                            (109) (h)     19,087
 Goodwill                                                     -                -                           5,998  (l)      5,998
 Other assets                                              9,924          12,995                          (1,164) (e)     21,305
                                                                                                            (450) (f)
                                                      -----------     -----------     -----------     -----------     -----------
 Total Assets                                          $ 228,094       $ 162,463       $  54,370       $ (52,825)      $ 392,102
                                                      ===========     ===========     ===========     ===========     ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
 Claims and claim adjustment expenses                  $ 113,539       $  92,517                                       $ 206,056

 Unearned premiums                                         9,808           7,088                                          16,896
 Long-term debt - Imperial Bank                            7,630                          (7,630) (a)                          -

 Debentures payable                                                       18,854                         (18,854) (g)          -
 Term loan - The Chase Manhattan Bank                                                     44,000  (b)                     44,000
 Policyholder dividends                                    4,517             247                                           4,764
 Accounts payable and other liabilities                   24,576           7,086                           2,700  (i)     34,362
                                                      -----------     -----------     -----------     -----------     -----------
   Total Liabilities                                     160,070         125,792          36,370         (16,154)       (306,078)

 Preferred securities issued by affiliate;
   authorized 1,100,000 shares: issued
   and outstanding 966,860 shares in 1996                 22,921                                                          22,921

 Shareholders' Equity:
 Common stock and additional paid-in-capital              15,956          29,719          18,000  (c)    (29,719) (j)     33,956
 Unrealized (loss) on investments                           (137)           (211)                            211  (j)       (137)
 Paid in capital - warrants                                2,206           1,800                          (1,800) (j)      2,206
 Retained earnings                                        27,078           5,363                          (5,363) (j)     27,078
                                                      -----------     -----------     -----------     -----------     -----------
   Total Shareholders' Equity                             45,103          36,671          18,000         (36,671)         63,103
                                                      -----------     -----------     -----------     -----------     -----------
   Total Liabilities and Shareholders' Equity          $ 228,094       $ 162,463       $  54,370       $ (52,825)      $ 392,102
                                                      ===========     ===========     ===========     ===========     ===========

See accompanying notes to pro forma financial statements.

                        PRO FORMA FINANCIAL INFORMATION
   ACQUISITION OF PAC RIM HOLDING CORPORATION BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
               UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

                                      Year Ended December 31, 1995                      Six Months Ended June 30, 1996
                            ---------------------------------------------      ------------------------------------------------
                                                                       Pro
                                                    Pro Forma         Forma                            Pro Forma      Pro Forma
                            SNIG(1)   Pac Rim(1)   Adjustments      Combined     SNIG     Pac Rim      Adjustment     Combined
                            ------    ---------    -----------      --------     ----     -------      ----------     --------
                                                   Inc. (Decr)                                        Inc. (Decr)
                                                  (In thousands, except for share and per share amounts)
REVENUES:

Net premiums earned . .    $89,735     $76,016                      $165,751    $43,033     41,259                     $84,292
Net investment income
 and capital gains  . .      9,784       8,542           --           18,326      4,265      3,696                       7,961
                          --------    --------                      --------   --------   --------                    --------
 Total Revenues   . . .     99,519      84,558                       184,077     47,298     44,955                      92,253

EXPENSES:
Claims and claim
 adjustment expenses,
 net of reinsurance   .     56,605      50,957                       107,562     22,600     31,132                      53,732
Underwriting and
 general and
 administrative
 expenses   . . . . . .     27,348      30,309                        57,657     18,246     13,424                      31,670
Policyholder dividends      (5,742)        132                        (5,610)    (1,406)      (141)                     (1,547)
Goodwill amortization .       --          --               39(a)          39       --         --              20 (a)        20
Interest expense  . . .      9,619       2,306         (2,306)(b)     12,329      4,796      1,165         1,165)(b)     6,111
                                                         (800)(c)                                           (319)(c)
                                                        3,510(d)                                           1,634 (d)
                          --------    --------       --------       --------   --------   --------      --------      --------
 TOTAL EXPENSES   . . .     87,830      83,704            443        171,977     44,236     45,580           170        89,986
                          --------    --------       --------       --------   --------   --------      --------      --------
Income before income
 taxes, preferred
 securities dividends
 and accretion,
 discontinued
 operations,
 extraordinary items,
 and cumulative effect
 of change in
 accounting for income
 taxes  . . . . . . . .     11,689         854           (443)        12,100      3,062       (625)         (170)        2,267
Income tax expense
 (benefit)  . . . . . .        (12)        279           (151)(e)        116      1,048       (185)          (58)(e)       805
Income (loss) before
 preferred securities
 dividends and
 accretion,
 discontinued
 operations,
 extraordinary items,
 and cumulative effect
 of change in
 accounting for income
 taxes  . . . . . . . .     11,701         575           (292)        11,984      2,014       (440)         (112)        1,462
Preferred securities
 dividends and
 accretion, net of
 income tax benefit . .     (1,488)       --             --           (1,488)      (810)      --            --            (810)
                          --------    --------       --------       --------   --------   --------      --------      --------
Net income (loss) from
 continuing operations     $10,213        $575          $(292)       $10,496     $1,204      $(440)        $(112)         $652
                          ========    ========       ========       ========   ========   ========      ========      ========

Per common share:
Income (loss) from
 continuing operations       $2.98       $0.06                         $1.51      $0.27     $(0.05)                      $0.10
Weighted average shares
 outstanding  . . . . .  3,430,373   9,528,000                     7,103,711  5,318,118  9,528,000                   7,236,211

(1)  Derived from audited financial statements.

See accompanying explanatory notes to pro forma financial statements.

                        PRO FORMA FINANCIAL INFORMATION
   ACQUISITION OF PAC RIM HOLDING CORPORATION BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
               UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

                                          YEAR ENDED DECEMBER 31, 1995                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   --------------------------------------------       --------------------------------------------
                                                         PRO FORMA                                         PRO FORMA
                                                          ADJUST-     PRO FORMA                             ADJUST-      PRO FORMA
                                   SNIG(1)    PAC RIM(1)   MENTS       COMBINED       SNIG       PAC RIM     MENT         COMBINED
                                   -------    ---------- ---------    ---------       ----       -------   ---------     ---------
                                                         INC.(DECR)                                       INC.(DECR)
                                                      (In thousands, except for share and per share amounts)
REVENUES:
Net premiums earned                 89,735       76,016                 165,751      66,040      63,415                    129,455
Net investment income and
  capital gains                      9,784        8,542                  18,326       6,394       5,597                     11,991
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Total Revenues                      99,519       84,558                 184,077      72,434      69,012                    141,446

EXPENSES:
Claims and claim adjustment
  expenses, net of reinsurance      56,605       50,957                 107,562      36,801      51,886                     88,687
Underwriting and general and
  administrative expenses           27,348       30,309                  57,657      26,330      20,551                     46,881
Policyholder dividends              (5,742)         132                  (5,610)     (2,121)       (127)                    (2,248)
Goodwill amortization                   -           -        222  (a)       222          -           -        167   (a)        167

Interest expense                     9,619        2,306   (2,306) (b)    12,329       6,922       1,752    (1,752)  (b)      8,900
                                                            (800) (c)                                        (475)  (c)
                                                           3,510  (d)                                       2,453   (d)
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
TOTAL EXPENSES                      87,830       83,704      626        172,160      67,932      74,062       393          142,387
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Income before income taxes,
  preferred securities
  dividends and accretion,
  discontinued operations,
  extraordinary items, and
  cumulative effect of change in
  accounting for income taxes       11,689          854     (626)        11,917       4,502      (5,050)     (393)            (941)
Income tax expense (benefit)           (12)         279     (213) (e)        54       1,348         606      (134)  (e)      1,820
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Income (loss) before
  preferred securities
  dividends and accretion,
  discontinued operations,
  extraordinary items, and
  cumulative effect of
  change in accounting for
  income taxes                      11,701          575     (413)        11,863       3,154      (5,656)     (259)          (2,761)
Preferred securities
  dividends and accretion,
  net of income tax benefit         (1,488)         -         -          (1,488)     (1,238)         -                      (1,238)
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Net income (loss) from
  continuing operations           $ 10,213         $575    ($413)      ($10,375)     $1,916     ($5,656)    ($259)         ($3,999)
                                ==========   ==========   ======     ==========  ==========  ==========    ======       ==========
Per common share:
Income (loss) from
  continuing operations           $   2.98    $    0.06                   $1.51       $0.41      ($0.59)                    ($0.69)

Weighted average shares
  outstanding                    3,430,373    9,528,200               7,103,711   5,316,873   9,528,200                  5,827,989



(1) Derived from audited financial statements.


See accompanying explanatory notes to pro forma financial statements.

EXPLANATORY NOTES:  DESCRIPTION OF PRO FORMA ADJUSTMENTS


1) The following descriptions reference the adjustments as labeled on the unaudited pro forma condensed balance sheets as of June 30, 1996 and September 30, 1996:

         (a) Adjustment to long-term debt to reflect the redemption of SNIG's outstanding loan with Imperial Bank.

         (b) Adjustment to senior debt payable to reflect a $44 million credit facility from one or more banks including Chase (the "Term Loan").

         (c) Adjustment to reflect the shares of the Company's Common Stock to be issued and sold (the "Newly Issued Stock") pursuant to the terms of the Stock Purchase Agreement (as defined in "Item
                 6.  Exhibits and Reports on Form 8-K," below).

         (d) The increase in cash represents total funds provided by the $62 million obtained from the Term Loan and the Newly Issued Stock, less the repayment of $7.630 million of Imperial Bank debt.

         (e) Adjustment to other assets to write-off the unamortized debenture issuance costs resulting from the redemption of Pac Rim's Series A Convertible Debentures (the "Convertible Debentures").

         (f) Adjustment to other assets reflects a netting of receivables due from the Chief Executive Officer of Pac Rim against associated severance payments.

         (g) Adjustment to debentures payable to reflect the redemption of the Convertible Debentures.

         (h) Adjustment to deferred tax assets to write-off the deferred tax asset relating to the unrealized loss on investments.

         (i) Adjustment to accounts payable and other liabilities to reflect assumption of amounts payable to officers of Pac Rim, gross of the receivable referred to in (f) above.

         (j) Adjustment to common stock and additional paid-in-capital to reflect the elimination of Pac Rim stockholder equity interest.

         (k) Reduction of cash to reflect the following items: i) purchase of Pac Rim Common Stock for $28.6 million, ii) redemption of the Pac Rim Series 1, 2 and 3 Detachable Warrants and options for $3.5 million, iii) redemption of the Convertible Debentures for $20.0 million, and iv) direct costs of the acquisition of Pac Rim of $5 million.

         (l) The excess of the purchase price paid for Pac Rim over the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill.


2) The following descriptions reference the adjustments as labeled on the unaudited pro forma condensed statements of operations for the year ended December 31, 1995 and either the six months ended June 30, 1996 or the nine months ended September 30, 1996:

         (a) Adjustment represents amortization of goodwill on a straight line basis over an estimated 27-year period.

         (b) Adjustment represents the elimination of interest expense on the Convertible Debentures payable as if the redemption of the Convertible Debentures had been effective on January 1, 1995.

         (c) Adjustment represents the elimination of interest expense on the Company's term loan with Imperial Bank as if the repayment of such term loan had been effective on January 1, 1995.

         (d) Adjustment represents the interest expense on the Company's Term Loan as if the Term Loan had been effective on January 1, 1995.

         (e) Adjustment represents the tax effect of pro forma adjustments at an effective tax rate of 34%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits:


                 Exhibit          Description
                 -------          -----------
                 [S]              [C]
                 2                Agreement and Plan of Merger dated as of
                                  September 17, 1996 among the Company,
                                  Pac Rim and SNTL Acquisition Corp.*

                 10.29 Stock Purchase Agreement dated as of September 17, 1996 among the Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., TJS Partners, L.P., and certain members of the Company's management, as amended (the "Stock Purchase Agreement").**

                 27               Financial Data Schedule


                *Previously filed as Exhibit 2 to the Company's Schedule 13D, filed with the Securities and Exchange Commission ("SEC") on September 26, 1996, and amended by the Company's Amendment No.1 to Schedule 13D, filed with the SEC on October 24, 1996, and incorporated herein by reference.

               **Previously filed as Exhibit G to Exhibit 2 to the Company's
                 Schedule 13D, filed with the SEC on September 26, 1996, and amended by the Company's Amendment No. 1 to Schedule 13D, filed with the SEC on October 24, 1996, and incorporated herein by reference.


         (b)     Reports on Form 8-K:

                 On September 24, 1996, the Company filed a Current Report on Form 8-K (File No. 0-25984), under "Item 5. Other Events," in order to report the adoption by the Company's Board of Directors of resolutions in connection with the preservation of the full availability of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), which resolutions contemplate either the amending of the Company's Articles of Incorporation or the Company's reincorporation in the State of Delaware, in order to prohibit an "ownership change," as defined in Section
                 382. Also reported in such Form 8-K under "Item 7. Financial Statements and Exhibits" was the delivery by the Company to its 5% shareholders of a letter informing them of the Section 382 issues discussed above, a copy of which was attached thereto as an exhibit.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 19, 1996              SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                               By /s/ J. Chris Seaman
                                               ----------------------------
                                       Name:   J. Chris Seaman
                                       Title:  Executive Vice President and
                                               Chief Financial Officer

EXHIBIT INDEX



Exhibit    Description                                                  Page
-------    -----------                                                  ----
2          Agreement and Plan of Merger dated as of
           September 17, 1996 among the Company, Pac Rim
           and SNTL Acquisition Corp.                                     *

10.29      Stock Purchase Agreement dated as of
           September 17, 1996 among the Company, Insurance
           Partners, L.P., Insurance Partners Offshore
           (Bermuda), L.P., TJS Partners, L.P., and
           certain members of the Company's management,
           as amended.                                                   **

27         Financial Data Schedule

                *Previously filed as Exhibit 2 to the Company's Schedule 13D, filed with the SEC on September 26, 1996, and amended by the Company's Amendment No. 1 to Schedule 13D, filed with the SEC on October 24, 1996, and incorporated herein by reference.

               **Previously filed as Exhibit G to Exhibit 2 to the Company's
                 Schedule 13D, filed with the SEC on September 26, 1996, and amended by the Company's Amendment No. 1 to Schedule 13D, filed with the SEC on October 24, 1996, and incorporated herein by reference.