Form 10-Q/A
period 1996-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1996-12-02
CIK 810463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ____________________

                                  FORM 10-Q/A
                               (Amendment No. 1)
                                   (Mark One)

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

        The undersigned Registrant hereby amends Item 5 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as set forth below, in order to correct the "Pro Forma Combined - Net income (loss) from continuing operations" for the year ended December 31, 1995, set forth under "Pro Forma Financial Information - Unaudited Pro Forma Condensed Statements of Income" for the nine months ended September 30, 1996, from an erroneously reported net loss of $10,375,000 to a net gain of $10,375,000.

        Furthermore, an additional consideration (number (5)) has been added to those considerations set forth under Item 5, in order to provide the Registrant's shareholders with additional information to consider in evaluating the pro forma financial information. The new discussion specifically addresses issues for the Registrant's shareholders to consider regarding the effect that the announcement of the Company's anticipated acquisition of Pac Rim Holding Corporation has had on the Registrant's stock price and the potential impact of events involved in the actual consummation of the acquisition. This additional discussion has been provided by the Registrant to its shareholders in its standard, informal quarterly report to shareholders, currently in the process of distribution.

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

(5) Dilution and Increased Leverage. In evaluating the Company and Pac Rim on a pro forma basis, shareholders also should consider a number of issues in connection with the price of the Company's common stock. On September 17, 1996, the Company announced that it had entered into a definitive agreement to acquire Pac Rim for approximately $54 million, to be financed through a $44 million term loan and the sale of $18 million of the Company's common stock at $7.53 per share. Since that date, the Company's common stock price has increased over five points to close on November 20, 1996, at $13-1/8, apparently indicating that the market approves of the Company's decision to acquire Pac Rim and sees significant added value in the combination of the companies. While the market's confidence is gratifying, management wishes to remind the Company's shareholders that it is extremely difficult to anticipate the market's reaction to events as they unfold. There can be no assurance that the completion of the acquisition of Pac Rim will have a continued favorable effect on the trading price of the Company's common stock.

         In addition to the factors described above concerning the combination of the companies, shareholders should note that, while the increased leverage resulting from the $44 million term loan has been disclosed, it is possible that when the loan is actually incurred the market will view the Company's common stock as riskier and the trading price may fall. Further, the dilutive effect (given the current trading price) of the issuance of $18 million of common stock at $7.53 per share has been previously described and presumably has been taken into account by an efficient market in setting the current trading price of the Company's common stock. However, even taking into account the fact that the $7.53 per share represents the average daily closing price of the Company's common stock over an agreed-upon period of time preceding the date of the definitive agreement, and the fact that without the firm commitment of a major equity investment the acquisition transaction could not have been agreed to and the event that caused the Company's stock price to begin its rise to its current levels would not have occurred, it is entirely possible that the issuance of those shares, the incurrence of the term debt, and the consummation of the Pac Rim acquisition, could result in a decline in the trading price of the Company's common stock.

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

                        PRO FORMA FINANCIAL INFORMATION
   ACQUISITION OF PAC RIM HOLDING CORPORATION BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
               UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

                                          YEAR ENDED DECEMBER 31, 1995                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   --------------------------------------------       --------------------------------------------
                                                         PRO FORMA                                         PRO FORMA
                                                          ADJUST-     PRO FORMA                             ADJUST-      PRO FORMA
                                   SNIG(1)    PAC RIM(1)   MENTS       COMBINED       SNIG       PAC RIM     MENT         COMBINED
                                   -------    ---------- ---------    ---------       ----       -------   ---------     ---------
                                                         INC.(DECR)                                       INC.(DECR)
                                                      (In thousands, except for share and per share amounts)
REVENUES:
Net premiums earned                 89,735       76,016                 165,751      66,040      63,415                    129,455
Net investment income and
  capital gains                      9,784        8,542                  18,326       6,394       5,597                     11,991
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Total Revenues                      99,519       84,558                 184,077      72,434      69,012                    141,446

EXPENSES:
Claims and claim adjustment
  expenses, net of reinsurance      56,605       50,957                 107,562      36,801      51,886                     88,687
Underwriting and general and
  administrative expenses           27,348       30,309                  57,657      26,330      20,551                     46,881
Policyholder dividends              (5,742)         132                  (5,610)     (2,121)       (127)                    (2,248)
Goodwill amortization                   -           -        222  (a)       222          -           -        167   (a)        167

Interest expense                     9,619        2,306   (2,306) (b)    12,329       6,922       1,752    (1,752)  (b)      8,900
                                                            (800) (c)                                        (475)  (c)
                                                           3,510  (d)                                       2,453   (d)
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
TOTAL EXPENSES                      87,830       83,704      626        172,160      67,932      74,062       393          142,387
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Income before income taxes,
  preferred securities
  dividends and accretion,
  discontinued operations,
  extraordinary items, and
  cumulative effect of change in
  accounting for income taxes       11,689          854     (626)        11,917       4,502      (5,050)     (393)            (941)
Income tax expense (benefit)           (12)         279     (213) (e)        54       1,348         606      (134)  (e)      1,820
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Income (loss) before
  preferred securities
  dividends and accretion,
  discontinued operations,
  extraordinary items, and
  cumulative effect of
  change in accounting for
  income taxes                      11,701          575     (413)        11,863       3,154      (5,656)     (259)          (2,761)
Preferred securities
  dividends and accretion,
  net of income tax benefit         (1,488)         -         -          (1,488)     (1,238)         -                      (1,238)
                                ----------   ----------   ------     ----------  ----------  ----------    ------       ----------
Net income (loss) from
  continuing operations           $ 10,213         $575    ($413)       $10,375      $1,916     ($5,656)    ($259)         ($3,999)
                                ==========   ==========   ======     ==========  ==========  ==========    ======       ==========
Per common share:
Income (loss) from
  continuing operations           $   2.98    $    0.06                   $1.51       $0.41      ($0.59)                    ($0.69)

Weighted average shares
  outstanding                    3,430,373    9,528,200               7,103,711   5,316,873   9,528,200                  5,827,989



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




Dated:  December 2, 1996               SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                               By /s/ J. Chris Seaman
                                               ----------------------------
                                       Name:   J. Chris Seaman
                                       Title:  Executive Vice President and
                                               Chief Financial Officer