Form 10-K
period 1996-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1997-03-10
CIK 810463

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                                      (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1943

                    FOR THE TRANSITION PERIOD FROM      TO

--------------------------------------------------------------------------------

                            COMMISSION FILE NUMBER 0-25984

                       SUPERIOR NATIONAL INSURANCE GROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California                                                            95-3994873
(STATE OF INCORPORATION)                       (IRS EMPLOYER IDENTIFICATION NO.)

                        26601 Agoura Road, Calabasas, CA 91302
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                              Telephone: (818) 880-1600
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value                   Registered - Nasdaq National Market

--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----

    Indicate by check mark if closure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 5, 1997, based on the closing price of $13.50 per share of the Common Stock on the Nasdaq National Market on such date was $46,530,531.

    The number of shares of the registrant's Common Stock outstanding as of March 5, 1997 was 3,446,706.

--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                              INDEX TO FORM 10-K




PART I                                                                      Page
                                                                            ----

ITEM 1.  Business.............................................................1

ITEM 2.  Business Properties.................................................24

ITEM 3.  Legal Proceedings...................................................24

ITEM 4.  Submission of Matters to a Vote of Security Holders.................24

PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters.................................................25

ITEM 6.  Selected Financial Data.............................................27

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................28

ITEM 8.  Financial Statements and Supplementary Data......................F - 1

ITEM 9.  Changes in and Disagreements with Accountants on Equity and Related Accounting and Financial Disclosure....................N/A

PART III

ITEM 10. Directors and Executive Officers of the Registrant..................38

ITEM 11. Executive Compensation..............................................43

ITEM 12. Security Ownership of Certain Beneficial Owners and Management......49

ITEM 13. Certain Relationship and Related Transactions.......................54

PART IV

ITEM 14. Exhibits, Financial Statements Schedules, and
         Reports on Form 8-K.................................................55

         Signatures..........................................................58

         Index to Consolidate Financial Statements..........................59

         Financial Statements and Supplementary Data......................F - 1

                         GLOSSARY OF SELECTED INSURANCE TERMS

Admitted Assets . . . . . . . . . . . . .   Assets recognized and accepted by
                                            the state insurance regulatory
                                            authorities for purposes of
                                            determining the statutory financial
                                            condition of an insurance company.

Claim and Claim Adjustment Expense. . . .   An estimate of claims that have
                                            occurred, both reported and
                                            unreported (including claim
                                            adjustment expenses), and have been
                                            charged against earnings but remain
                                            unpaid.

Combined Ratio. . . . . . . . . . . . . .   The sum of the expense ratio, the
                                            loss ratio and the policyholder
                                            dividend ratio.  A combined ratio
                                            under 100% generally indicates an
                                            underwriting profit, and a combined
                                            ratio over 100% generally indicates
                                            an underwriting loss.

Expense Ratio . . . . . . . . . . . . . .   The ratio of underwriting expenses
                                            to net premiums earned.

Loss Ratio. . . . . . . . . . . . . . . .   The ratio of claims (including
                                            claim adjustment expenses) to net
                                            premiums earned.

Net Premiums Earned . . . . . . . . . . .   The portion of net premiums written
                                            applicable to the insurance
                                            provided in any particular
                                            accounting period.

Net Premiums Written. . . . . . . . . . .   Premiums retained by an insurer
                                            after deducting premiums on
                                            business reinsured with others.

Participating Policies. . . . . . . . . .   Policies which provide for the
                                            discretionary payment of dividends
                                            to policyholders (as a refund of
                                            premiums).

Policy Acquisition Costs. . . . . . . . .   Agents' or brokers' commissions,
                                            premium taxes, marketing,
                                            underwriting and other expenses
                                            associated with the production of
                                            business.

Policyholder Dividend Ratio . . . . . . .   The ratio of policyholder dividends
                                            accrued to net premiums earned.
                                            Policyholder dividends are amounts
                                            refunded by an insurance company to
                                            the policyholder.

Policyholders' Surplus. . . . . . . . . .   The amount remaining after all
                                            liabilities are subtracted from all
                                            assets, applying statutory
                                            accounting principles.  This sum is
                                            regarded as financial protection to
                                            policyholders in the event an
                                            insurance company suffers
                                            unexpected or catastrophic losses.

Reinsurance . . . . . . . . . . . . . . .   A procedure whereby an insurer
                                            transfers ("cedes") a portion of
                                            the insurance risk to a reinsurer
                                            in exchange for the payment of a
                                            premium.  Reinsurance can be
                                            effected by "treaties," where a
                                            reinsurance treaty automatically
                                            covers all risks of a defined
                                            category, amount and type, or by
                                            "facultative reinsurance," which is
                                            negotiated between an original
                                            insurer and the reinsurer on an
                                            individual, contract-by-contract
                                            basis.

Statutory Accounting Principles ("SAP") .   Accounting method prescribed or
                                            permitted by state insurance
                                            regulators.  The more significant
                                            differences between statutory and
                                            generally accepted accounting
                                            principles ("GAAP") are the
                                            following: (a) premium income is
                                            taken into operations over the
                                            periods covered by the policies,
                                            whereas the related acquisition and
                                            commission costs are expensed when
                                            incurred; (b) deferred income taxes
                                            are not recognized, (c) certain
                                            assets, such as agents' balances
                                            over ninety days due and prepaid
                                            expenses are nonadmitted assets for
                                            statutory reporting purposes; (d)
                                            policyholder dividends are accrued
                                            when declared; (e) the cash flow
                                            statement is not consistent with
                                            classifications and the
                                            presentation under GAAP; (f) bonds
                                            are recorded at amortized cost,
                                            regardless of trading activities;
                                            (g) loss and loss adjustment
                                            expense reserves and unearned
                                            premium reserves are stated net of
                                            reinsurance; and (h) minimum
                                            statutory reserves for losses in
                                            excess of Company's estimates are
                                            required.

Treaty. . . . . . . . . . . . . . . . . .   See Reinsurance.

Underwriting. . . . . . . . . . . . . . .   The process whereby an insurer
                                            reviews applications submitted for
                                            insurance coverage, determines
                                            whether it will accept all or part
                                            of the coverage requested and
                                            determines the premiums to be
                                            charged.

Underwriting Expenses . . . . . . . . . .   The aggregate of commissions and
                                            other policy acquisition costs, as
                                            well as the portion of
                                            administrative, general and other
                                            expenses attributable to the
                                            underwriting operations.

Underwriting Profit (Loss). . . . . . . .   The excess (deficiency) resulting
                                            from the difference between net
                                            premiums earned and the sum of
                                            losses (including loss adjustment
                                            expenses), underwriting expenses
                                            and policyholder dividends.

                                        PART I


ITEM 1.  BUSINESS

OVERVIEW

    Superior National Insurance Group, Inc. ("SNIG") is a holding company that, through its wholly-owned subsidiary Superior National Insurance Company ("SNIC"), is engaged in writing workers' compensation insurance principally in the State of California and, until September 30, 1993, was engaged in writing commercial property and casualty insurance. The "Company" refers to SNIG and its subsidiaries.

    SNIG was incorporated in California on March 29, 1985, under the name Coastal Holdings, Ltd. to raise the capital necessary to acquire SNIC and increase SNIC's capital and surplus for the planned expansion of its operations. SNIG received gross proceeds of approximately $11.1 million from a private offering of common stock (including $3,274,000 from insurance brokers) and acquired SNIC for $1.6 million on September 30, 1985. The remainder of the private offering proceeds after expenses ($9.1 million) was contributed to SNIC's paid in capital. SNIG issued 2,773,250 shares of common stock associated with the initial private offering. As of the acquisition date, SNIC was substantively inactive, with fewer than 200 policies in force and approximately 60 open claims. SNIC did not commence significant operations until early 1986.

    During 1987, SNIG issued 218,825 shares of common stock in a secondary private offering and received net proceeds of approximately $4.3 million, approximately $4.1 million of which was contributed to SNIC's paid in capital. On May 25, 1995, a four-into-one reverse stock split of SNIG's common stock became effective. All shares and per share figures used herein have been adjusted to reflect that reverse stock split.

    SNIC specializes in providing workers' compensation coverage for California and Arizona businesses. Prior to 1995, SNIC specialized in insuring medium-sized ($20,000 to $75,000 in annual premium) workers' compensation accounts in California that it believed would be receptive to limited loss control consulting and active claim management. With the advent of open rating SNIC has expanded this concept to Arizona and shifted the focus to insuring smaller accounts ($3,500 to $20,000 in annual premium) in classifications that SNIC's management believes to be historically profitable. SNIC's management believes that by maintaining its focus on certain employment classifications it can provide claim management and standardized loss control services to such smaller accounts at a level appropriate to the size and business classification of the policyholder. As of December 31, 1996, SNIC's average premium per policy was $8,569. A total of 64% of SNIC's premium in force, and 97% of SNIC's policy count, as of December 31, 1996, was concentrated in 10,000 policies having less than $50,000 of estimated annual premium. For the year ended December 31, 1996, the Company had premiums written of $99.2 million, of which premiums written in Arizona represented 2%.

    SNIC historically competed with other workers' compensation insurers principally on the basis of loss control expertise, claim management services, and policyholder dividends. Under the open rating system that became effective in California on January 1, 1995, SNIC's management has witnessed a significant shift to pure price competition for SNIC's larger and middle-sized accounts. Competition for small accounts is dependent on the Company's relationships with insurance brokers ("producers") and SNIC's ability to provide low-cost servicing for large groups of small accounts.

    From SNIC's inception until September 30, 1993, SNIC underwrote commercial property and casualty ("P&C") risks. Former SNIC management believed it was possible to link the production of profitable P&C risks to workers' compensation risks within SNIC's base of producers, and the combined workers' compensation and P&C experience of some producers ultimately justified this strategy. In general, however, former management underwrote P&C business for a large number of producers bringing little or no profitable workers' compensation business to SNIC, and significantly under-priced certain groups and classes of P&C business, in particular, contractors' and developers' general liability business. In addition, the per-risk excess of loss reinsurance purchased to cover P&C risks was inappropriate for the exposure assumed by SNIC. Despite remedial action begun in 1991 to reduce aggregate P&C exposure, renewed concentration on the strategy of combined workers' compensation and P&C production within the existing producer plant, and re-underwriting of the book of business, SNIC continued to incur significant losses in its P&C operations. Effective October 1, 1993, SNIC withdrew from all P&C lines, the operating results of which are now recorded as discontinued operations. See DISCONTINUED OPERATIONS.

    For the years ended December 31, 1996 and 1995, all of the Company's consolidated net premiums earned were attributed to workers' compensation policies. For the year ended December 31, 1994, 98% of the Company's net premiums earned were attributed to workers' compensation policies and the remaining premiums were attributed to its commercial property and casualty lines of business. As a result of the Company's discontinuation of its property and casualty operations, none of the Company's premium in force at December 31, 1996 and 1995, was attributed to P&C business.

    P&C insurance companies (including workers' compensation insurance companies) are evaluated by regulators and rating organizations, among others, with respect to the amount of net premiums they can write based on certain leverage guidelines established by insurance regulators. The most common measurement of leverage is the ratio of net premiums written (or premium retained after cessions to reinsurers) to statutory surplus. SNIC's leverage for 1996, 1995 and 1994 was 1.7x, 1.5x and 1.4x, respectively. The increase in the 1996 ratio of premiums written net of reinsurance to statutory surplus was due to an $11.8 million increase in premiums written net of reinsurance. The increase in premiums written net of reinsurance is offset in part by a small increase in statutory surplus resulting from the recording of statutory income. The increase in net premiums written was primarily due to the Company entering the Southern California and Arizona marketplaces in late 1995. The Company increased its premiums written during 1996 over 1995 by $5 million in Southern California and $2 million in Arizona. Although the 1995 leverage remained relatively the same as the 1994 leverage, net premiums decreased 18.5% in 1995 but were offset by a 21% decrease in statutory surplus. The decrease in net premiums was due primarily to lower pricing of policies as a result of open rating. The decrease in statutory surplus was due to an extraordinary dividend of 100% of SNIC's shares in Superior (Bermuda) Ltd. to SNIG constituting $15 million of SNIC's statutory capital and surplus. See paragraphs following for further discussion.

    SNIC is currently rated "BBB" by Standard and Poor's, an independent insurance rating agency. Insurance companies rated "BBB" are considered by Standard and Poor's to offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. A.M. Best Company, an independent insurance rating agency, has rated SNIC "B+". Insurance companies rated "B+" by A.M. Best are considered by A.M. Best to have demonstrated very good overall performance and a good ability to meet their obligations to policyholders over a long period of time. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best, in evaluating the proposed acquisition by the Company of Pac Rim Holding Corporation ("PRIM"), discussed below, has appended a negative implication notation to the Company's "B+" rating. Standard and Poor's has not made a corresponding notation.

    SNIC is currently licensed to write business in Arizona, Arkansas, California, Colorado, District of Columbia, Indiana, Iowa, Kentucky, Maryland, Mississippi, Missouri, Montana, Nevada, New Mexico, Oregon, South Dakota, Utah, and Wyoming, but virtually all of SNIC's current premium is generated in California (98%), and Arizona (2%).

    The profitability and financial position of the Company are affected by many factors including competition, the severity and frequency of claims, state regulation of SNIC's premium rates and policy benefits, and general economic conditions. The net effect on the Company of these factors cannot be predicted.

    The profitability of workers' compensation insurers is affected by many factors, such as premium rate competition, the severity and frequency of claims, state regulation, and court decisions that define the extent of coverage and the amount of compensation due for injuries or losses. One of the features of the workers' compensation insurance business is that its products must be priced before the costs are known, as premium rates generally are set before losses are reported. Accordingly, workers' compensation insurers have experienced significant year to year fluctuations in operating results.

    SNIG has seven wholly-owned subsidiaries in addition to SNIC: InfoNet Management Systems, Inc. ("InfoNet"), SN Insurance Services, Inc. ("SNIS"), Pacific Insurance Brokerage, Inc. ("Pacific"), Superior National Capital Holding Corporation ("SNCHC"), Superior (Bermuda) Ltd. ("SBL"), SNTL Acquisition Corp. ("Acquisition") and Superior National Insurance Group, Inc. - Delaware ("SNIG - Delaware"). InfoNet provides data processing purchasing services to SNIG and its subsidiaries. SNIS and Pacific are inactive. SNCHC's sole function is to act as a general partner of Superior National Capital, L.P. ("SNCLP"), a Bermuda limited partnership that issued $20 million face amount of preferred securities to Centre Reinsurance Services (Bermuda) III Limited effective June 30, 1994. The proceeds of that transaction were loaned to SNIG and partially contributed by SNIG to the capital of SNIC. Centre Reinsurance Services (Bermuda) III Limited is an affiliate of Centre Reinsurance Limited ("Centre Re"). See TRANSACTIONS WITH CENTRE RE AND ITS AFFILIATES and Note (7) to the Consolidated Financial Statements, PREFERRED SECURITIES ISSUED BY AFFILIATE. SBL was established to facilitate the management of the run-off of SNIC's P&C business. Acquisition was established for the purpose of facilitating SNIG's proposed acquisition of PRIM. SNIG - Delaware was formed to facilitate the proposed reincorporation of SNIG in Delaware.

    In September 1995, following approval from the California Department of Insurance (DOI), SNIC formed SBL, a wholly owned subsidiary domiciled in Bermuda. SBL was capitalized by SNIC with $15 million in long-term reinsurance receivables. Following the formation of SBL, SNIC ceded approximately $23 million in P&C reserves to SBL and as consideration SBL received from SNIC $23 million of premium on a funds withheld basis. All reinsurance between SNIC and SBL will be accounted for on a funds withheld basis. After SNIC ceded the P&C reserves to SBL, SNIC paid to SNIG an extraordinary dividend of 100% of its shares in SBL constituting $15 million of SNIC's statutory capital and surplus. In addition, SNIG paid $1.5 million to SBL as a capital contribution making SBL's total capitalization equal to $16.5 million.

    SNIC's only subsidiary is wholly-owned Western Select Service Corp. ("WSSC"), which currently provides vocational rehabilitation, legal, paralegal, and other services to SNIC.

    SNIG relies on dividends from SNIC for its income. Insurance companies are subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. At December 31, 1996, SNIC could have paid approximately $5.2 million in dividends and advances to SNIG without the DOI's prior approval based on 10% of reported statutory surplus. No dividends were paid by SNIC to SNIG in 1996. In 1995, following approval from the DOI, SNIC made an extraordinary dividend distribution of 100% of its shares in SBL to SNIG, constituting $15 million of SNIC's statutory capital and surplus. Cash dividends of $850,000 were paid by SNIC to SNIG in 1994.

    On September 17, 1996, SNIG entered into a definitive agreement to acquire PRIM for an estimated $54 million in cash, which would have resulted in the payment of $3.00-$3.10 per share to PRIM's common stockholders. In December 1996, shortly before SNIG's shareholders were to vote to approve the financing for the acquisition, PRIM indicated regulatory approval would be delayed as a result of the triennial examination by the DOI of the Pacific Rim Assurance Company, PRIM's wholly-owned subsidiary. In February 1997, PRIM informed the Company that it would, based on the results of the triennial examination, strengthen its claims and claims adjustment expense reserve by $12 million as of December 31, 1996. The magnitude of the reserve strengthening necessitated renegotiation of the terms of the original definitive agreement. On February 17, 1997, SNIG and PRIM entered into an amended and restated definitive agreement. Under the terms of the agreement SNIG will acquire PRIM for aggregate consideration of approximately $42 million in cash. PRIM stockholders will receive approximately $20 million ($2.11 per share); $20 million will be paid to PRIM's convertible debenture holders; and the remainder will be paid to PRIM's warrant and option holders.

    SNIG will finance the acquisition with a combination of a common stock issuance and bank debt. Under an agreement reached September 17, 1996, a group of investors including Insurance Partners, L.P., TJS Partners, L.P., and SNIG management have agreed to purchase approximately $18 million of newly issued SNIG common stock at $7.53 per share, based on the September 1996 market price of SNIG's common stock. SNIG expects the remaining portion of the purchase price will be funded by a $44 million term loan provided by a bank syndicate led by Chase Manhattan Bank ("Chase"). Approximately $6.6 million of the loan proceeds will be used to repay SNIG's outstanding long-term debt. Additionally, approximately $10 million of the loan proceeds will be contributed to the capital of Pacific Rim Assurance Company. The PRIM acquisition and the financing is subject to regulatory approval and the stock issuance is subject to shareholder approval. There have been no adjustments made to the financial results or other information presented to reflect the PRIM transaction.

COMPANY STRATEGY

    The Company's objective is to maintain and enhance SNIC's market position in California and Arizona, specializing in workers' compensation. The Company believes that it is well-positioned to identify and pursue specialized areas in the insurance marketplace. The key elements of its strategy are as follows:

    RELATIONSHIP WITH PRODUCERS. The Company markets SNIC's insurance products through approximately 182 producers. The Company's producers are state licensed independent insurance brokers that are licensed to sell workers' compensation insurance in the states (jurisdictions) where they represent SNIC. SNIC's producers are primarily medium-sized firms, most having an ongoing relationship with the Company's executives. As a regional insurer, the Company believes that SNIC has the flexibility to respond promptly to the business needs of its producers and to provide the specialty coverages needed by their customers. The Company considers the producers as SNIC's marketing target and delivers service the Company believes exceeds industry standards. The Company believes that SNIC has a good relationship with its producers and has favorably distinguished itself from its competitors by providing producers with a commitment to superior service levels and easy access to SNIC executives.

    FOCUS ON MIDDLE-MARKET. The Company focuses its marketing efforts on smaller businesses with premium per policy of between $3,500 and $20,000, principally to avoid the extreme price competition associated with larger insureds and the high administrative costs associated with very small accounts. The Company also targets certain agriculture and hospitality specialized industry groups.

    EXPENSE CONTROLS. The Company monitors and controls its operating expenses as an important part of its business. Although the Company's operating expenses are in line with its competitors, management continues to seek ways to further reduce operating expenses.

    PRICING CONTROLS. The Company utilizes a proprietary software system to maintain an easily accessible record of its policy pricing. The system generates daily reports that allow the Company to monitor both SNIC's pricing activities for specific lines of insurance in particular geographic areas and the activities of SNIC's producers.

    MANAGEMENT INFORMATION SERVICES. The Company believes investments in up-to-date computer systems will increase personnel productivity, and underwriting and claims processing effectiveness. Additionally, the Company has developed a proprietary management system to monitor its operations and provide quality, detailed and timely information to management for pricing and claims reporting purposes.

WORKERS' COMPENSATION INSURANCE

    OVERVIEW. Workers' compensation is a no-fault statutory system under which an employer is required to provide its employees with medical care and other specified benefits for work-related injuries or diseases. There are four types of benefits payable under workers' compensation policies: disability, vocational rehabilitation, medical, and death benefits. The amounts of benefits payable for various types of claims are established by statute and vary with the nature, severity of the injury or disease, wages, occupation, and age of the employee. While no dollar limitations are set for medical benefits and limited dollar amounts are set for vocational rehabilitation benefits, reinsurance typically covers liability in excess of a specified dollar amount.

    Insurers must compensate policyholders' employees injured in the course and scope of their employment, even though the injuries may have resulted from the negligence or wrongs of any person (including the employee). However, subrogation procedures exist which, in certain circumstances, allow an insurer to recover from third parties all or a portion of the benefits the insurer has paid. SNIC proceeds against such third parties when it believes the circumstances so warrant.

    PREMIUMS. Effective January 1, 1995 under California's workers' compensation open rating law, the DOI sets "pure premium" rates (effectively the estimated pure loss cost) for each employment classification based on its evaluation of many factors, including the recommendations of the Workers' Compensation Insurance Rating Bureau ("WCIRB"), and the economic effects of any recommended rate change. Pure premium rates are generally applied per $100 of payroll for each employment classification. Changes in pure premium rates are subject to review and public hearing by the DOI and are changed from time to time to reflect industry experience. SNIC's "manual rates" are the WCIRB pure premium rates modified by a pure premium "multiplier," the purpose of which is to gross-up the pure premium for SNIC's anticipated loss adjustment and underwriting expenses. SNIC's manual rates may subsequently be modified by a "loss rating" factor to reward a policyholder for consistently superior historical loss experience, an "adjustment to expense provision" factor to modify the manual rate depending on the policy's dividend and commission plan, a "schedule rating" factor to modify the rate if a policyholder meets certain financial conditions or safety program requirements, flat charges for reinsurance or surcharges, adjustments to bring premium to certain minimum rates established in SNIC's rate filing, and an "experience modification" factor established by the WCIRB for each policyholder.

    The WCIRB determines the experience modification factors for each eligible employer. The experience rating plan governs all policyholders whose annual premiums for the preceding three years exceed an amount equal to $16,200 multiplied by SNIC's pure premium multiplier. The modification factors are based upon the employer's own loss experience as compared to the loss experience of other employers of similar size and with the same payroll classifications applicable to its business. The applicable loss experience covers a three-year period commencing four years and nine months prior to, and terminating one year and nine months prior to, the date for which the experience modification is applied.

    Prior to 1995, the DOI set minimum premiums for each employment classification, which were the minimum rates all workers' compensation carriers were obligated to charge. In July 1993, the California legislature enacted a series of bills to significantly change the California workers' compensation system (collectively, the "1993 Reforms") that became effective in full on January 1, 1995. See REGULATION. The 1993 Reforms addressed various aspects of the system then in effect, including: limitation of employees' post-termination claims and claims for psychiatric injuries; managed care alternatives; restrictions on vocational rehabilitation benefits; additional penalties for fraud and abuse of the system; scheduled increases in disability benefits beginning July 1, 1994; implementation of a 7.0% decrease in minimum rates effective July 16, 1993; and replacement of California's minimum rate law with a competitive rating law effective January 1, 1995. A further average 12.7% reduction in minimum rates was ordered by the DOI in late 1993, which became effective January 1, 1994. Effective October 1, 1994, the DOI ordered an additional reduction in minimum rates of 16.0%. Beginning January 1, 1995, the WCIRB began publishing advisory pure premium rates which provide for claim and claim adjustment expenses as indicated by prior history and an actuarial projection of future claim and claim expenses. California workers' compensation underwriters can adopt these rates and apply their own expense factor or file their own actuarially sound rates. SNIC chose to adopt the WCIRB pure premium rates grossed-up by a company expense factor of 1.35. In July 1995, SNIC removed commissions from the expense factor in order to more accurately negotiate rates and adjusted the final rate to reflect the actual commission paid while maintaining the advisory pure premium portion of the filed rates supplied by the WCIRB. California workers' compensation underwriters are allowed to file plans that provide credit and/or debit criteria to be applied to their filed rates. SNIC has filed such a credit and debit plan and applies these factors in a non-discriminatory manner.

    The WCIRB provided 1997 pure premium rates that were in total 6.2% lower than 1996 and SNIC will adopt these rates effective April 1, 1997.

    INSURANCE UNDERWRITING. SNIC historically concentrated on insuring workers' compensation accounts with annual premiums between $20,000 and $75,000 based on the belief that this type of insured would be receptive to limited loss control consulting and active claim management while avoiding the intensive competition that historically existed for larger accounts. In late 1991, SNIC developed and began marketing a workers' compensation product targeted at accounts with annual premiums below $10,000 to diversify the size of risks in its book of business. Under this program, SNIC developed pre-determined underwriting rules, acceptable risk characteristics, pricing guidelines and qualifying employment classifications, for the purpose of assisting both SNIC and its producers with risk selection. Producers submitted a complete application for coverage to SNIC's underwriting department confirming the accuracy of the information presented and proper application of underwriting rules, before SNIC bound coverage and issued a policy. This small risk program was successfully marketed through a California agents' association from mid-1991 through mid-1994 when the relationship with the association was terminated by mutual consent. Starting in 1995, the Company reactivated the program on its own in the general workers' compensation marketplace. See MARKETING.

    Because the types of accounts that SNIC insures vary among different geographic regions in California, SNIC conducts its underwriting activities through branch offices. SNIC's branch offices are typically allowed to write accounts with estimated annual premiums of less than $250,000 whereas accounts with estimated annual premiums above that amount or with certain risk characteristics must be approved by SNIC's principal underwriting officer. SNIC provides a market for risks in over 400 of the approximately 450 employment classifications established by the DOI. The Company generally avoids underwriting in the remaining classifications because of the historically higher risk exposure they represent. Classifications generally avoided include, among others, the manufacturing, handling, and shipping of explosives; oil rig and derrick work; subway construction; and navigation of marine vessels. Classifications that require the approval of SNIC's principal underwriting officer include those which represent potential exclusions from SNIC's reinsurance treaties, unusual hazards or catastrophic exposures such as taxicab fleets, carnivals, ski resorts, and detective agencies. Certain risks, such as the transportation of groups of employees, are generally ceded to reinsurers under separate reinsurance agreements. SNIC's workers' compensation business is diverse in terms of employment classifications, with no single classification accounting for more than eight percent of SNIC's workers' compensation premiums in force as of December 31, 1996.

    In mid-1990, SNIC introduced restricted underwriting standards for Los Angeles, Orange, San Bernardino, and Riverside counties because SNIC believed that these counties were adversely affected by the California recession and were susceptible to the activities of fraudulent and abusive medical providers. This resulted in a substantial reduction in workers' compensation premiums on business previously underwritten in those California counties. SNIC has since re-entered those markets and now is achieving satisfactory results, but at significantly lower premium volumes.

    Prior to insuring an account, SNIC's underwriting department reviews, INTER ALIA, the employer's prior loss experience and safety record, premium payment and credit history, operations, geographic location and employment classifications. SNIC verifies employment classifications principally through information provided by the WCIRB and, in many instances, through its own on-site surveys of the employer's place of business.

    If the underwriting department determines that an account is one that SNIC may be willing to insure, a SNIC loss control consultant may review the employer's prior loss patterns and communicate with the policyholder on the extent to which such losses may be prevented, and the commitment of the employer's management to safety in the work place. By helping reduce an employer's losses, SNIC believes it can reduce the policyholder's ultimate net cost of insurance as well as help improve its own profit potential
on the risk.   See LOSS CONTROL.

    SUPPORT SPECIALISTS. To further facilitate its underwriting and claims management functions, SNIC has a full complement of additional support specialists. Specifically, SNIC is staffed with a rehabilitation department that interprets and implements new workers' compensation reform along with monitoring existing rules and regulations regarding rehabilitation claims, an audit department that monitors premiums and payroll, and a bill review department that insures provider invoices are within statutory fee schedules and that contracted for discounts are applied.

DATA PROCESSING

    The Company uses its proprietary, personal computer-based management information system to satisfy its data processing requirements. The system is operated on off-the-shelf computer hardware, including a commercial local area network communications system, and uses the Company's internally-developed, proprietary computer software. The key advantage of the Company's approach to data processing is that personal computer technology provides flexibility at relatively low cost. The Company believes the structure of its system makes it expandable well beyond the Company's current or projected needs.

MARKETING

    The Company's principal marketing strategy is to meet the business needs of SNIC's producers by providing the insurance coverage and services needed by their customers. SNIC's insurance policies are sold exclusively through producers who also represent one or more competing insurance companies. SNIC views the producers as its marketing target and delivers service which the Company believes surpasses normal industry levels.

    SNIC's producers are primarily medium-sized insurance brokerage firms located in Central and Northern California. However, SNIC has re-entered the Southern California market on a limited basis through producers that are generally new to SNIC. SNIC's percentage of business with each of its producers, in terms of premium volume, has a significant effect on a producer's efforts, because management believes that companies that represent a significant volume of a producer's business typically receive the highest quality business. SNIC believes that it is recognized by each of its producers as one of its lead carriers. Additionally, no single policy accounted for more than 4% of net earned premiums in 1996 and no single producer generated more than 8% of written premiums.

    SNIC closely monitors its producers through its on-line management information systems, with special attention given to the volume and profitability of business written through SNIC. Producers who consistently write unprofitable business, or do not meet the minimum guideline of annual premium per year, may be canceled. SNIC believes that by continually monitoring and improving the quality of its producers, long term profitability will be enhanced.

    Marketing staff, along with the branch office managers and the underwriting, loss control, and regional claim staffs, work closely with producers and frequently make joint presentations with producers to potential workers' compensation policyholders. SNIC conducts its marketing by territory to enable its marketing representatives to better address the specific types of accounts on which they focus in each region. Producer commissions are generally determined by negotiation and are dependent on the size and profit potential of the producer's accounts. Commissions for the size of account SNIC has targeted over the past three years generally range from 10% to 12% of premiums.

    SNIC's average direct commission rate was 11.1% in 1996, 12.0% in 1995, and 11.7% in 1994. SNIC's producers are not permitted to bind SNIC with respect to any account. All new and renewal policyholder applications must be submitted to SNIC for approval. SNIC is not committed to accept a fixed portion of any producer's business.

LOSS CONTROL

    In addition to its responsibility for risk evaluation as part of the underwriting process, SNIC's loss control department may assist SNIC's workers' compensation policyholders in developing and maintaining safety programs and procedures to minimize on-the-job injuries and health hazards. After analyzing the policyholder's loss profile, SNIC's loss control consultants will help develop a loss control program and establish accident reporting and claim follow-up activities for the policyholder. SNIC's loss control personnel may also consult with policyholder management about safety and health issues, as well as about the effectiveness of the policyholder's loss prevention procedures. Prior to the end of the policy period, loss control personnel typically provide a report to the larger premium-size policyholder's senior management summarizing the programs instituted by the employer over the policy period and the effect such programs and procedures have had on reducing the number and severity of employee claims. SNIC's loss control consultants may also conduct special training seminars for the policyholder's employees on such subjects as the prevention of back injuries, general first aid and industrial hygiene.

CLAIM MANAGEMENT

    SNIC's policy is to work closely with policyholders to return injured workers to the job quickly, while avoiding litigation. SNIC maintains four full-service Claims Servicing Offices ("CSO") in California located in Calabasas, Fresno, South San Francisco, and Sacramento. Each CSO is managed by a claims manager and, with the exception of Sacramento, due to its smaller size, an assistant claims manager. The claims technical staffs in each CSO are organized into units with, generally, one supervisor supervising four claims examiners and two claims assistants per unit.

    Each CSO also has specialized claims units, the size of which are dependent upon the size of the CSO. SNIC has responded to fraud by training and dedicating a claims staff to handle potentially fraudulent claims. The Calabasas CSO has a Special Investigation Unit staffed with two senior examiners. The other CSOs each have one senior examiner dedicated to Special Investigations. Excepting Sacramento, each CSO has a vocational rehabilitation/disability management unit staffed by vocational rehabilitation counselors and coordinators and disability management ("DMU") specialists. The sole purpose of the DMU staff is to provide effective and efficient handling of vocational rehabilitation plans and to maximize SNIC's early return-to-work efforts with employers. These efforts provide significant benefits to insureds and SNIC when considering that each claimant whose return-to-work is successfully accelerated results in substantial indemnity wage benefit savings.

    SNIC's claims department relies extensively on the Company's data processing systems. The Company's data processing systems were internally developed by claims staff and data processing personnel, with three main goals in mind: the capture of timely and meaningful data, the creation of a minimal processing error environment by means of numerous system prompts and edit checks, and the automation of many otherwise manual functions. An additional benefit resulting from the claims system is increased productivity resulting from the claims examiner's ability to handle a higher case load without negatively impacting claims processing results.

    SNIC's claims handling also includes a specialized subrogation function. Claims examiners are responsible for the identification of potential recoupments from third parties responsible for a work-related accident, after which the examiner notifies a subrogation specialist of this potential. The subrogation specialist determines whether a subrogation situation exists, and, if so, assumes responsibility for all aspects of subrogation to finalization. The subrogation specialists report to an experienced in-house subrogation attorney.

POLICYHOLDER DIVIDENDS

    California law permits workers' compensation insurers to issue participating policies, which allow the insurer to declare and pay dividends to a policyholder after the expiration of the policy. At the inception of open rating on January 1, 1995, 65% of SNIC's workers' compensation premiums in force were participating policies. The percent of participating policies has declined to less than 1% of premiums at December 31, 1996. The decline in participating policies is the result of a change in the consumers' preference for the lowest net price at a policy's inception.

    Insurers are prohibited by law from promising policyholders that future dividends will be paid to them, or stating the amount or rate of dividends to be paid. However, an insurance carrier is required to disclose its historical policyholder dividend payment practices and procedures to a prospective participating policyholder by means of a policyholder dividend disclosure statement. The disclosure statement must state that there is no guarantee to the potential policyholder that any of the factors shown in the disclosure statement will actually be used in determining policyholder dividends for a specified period. In fact, when an insurance company calculates the dividend a number of months after the expiration of the policy, conditions may have changed from the time of the original proposal and the Company may decide not to pay any or all of the indicated dividend. Any payment of dividends to policyholders is determined by the board of directors of an insurance company subject to the legal requirements in California that such dividends may not exceed the earned surplus on such company's California workers' compensation policies, may not be unfairly discriminatory, and may not be declared or paid until after the expiration of the policy period (when there are more facts available for determining loss experience).

    SNIC evaluated the value of dividends on one-year policies in two different time frames. The initial payout limitation, which was 70% of dividends liability, was calculated approximately nineteen months after the policy expiration date, and paid twenty-two months after expiration or later. The second and final valuation of the remaining 30% of dividends liability was done approximately one year after the first valuation, and paid approximately three months after the final calculations. The SNIC Board of Directors considered a number of factors in connection with the declaration of policyholder dividends, including loss ratio, class of business, geographical location and premium payment history of the policyholder, risk and expense factors, competition and the overall loss ratio and financial condition of SNIC.

    Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, however, the dividend payment feature is no longer a significant factor in the marketing or selling of workers' compensation insurance in California. Further, as a result of the continued instability of the California workers' compensation marketplace, the failure of the legislature to take corrective action as to the impact of judicial decisions adverse to the insurance industry and AB 1913 (described below), and the diminished value of the policyholder dividends, SNIC's management has determined that it is prudent to suspend the further issuance of policyholder dividends.


CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

    Several years or more may elapse between the occurrence of a workers' compensation loss, the reporting of the loss, and final payment of the loss. Claims and claim adjustment expense reserves are estimates of what an insurer expects to pay claimants. SNIC is required to maintain reserves for payment of estimated claims and claim adjustment expense for both reported claims and claims which have been incurred but have not yet been reported ("IBNR"). SNIC's ultimate liability may be materially more or less than current reserve estimates.

    Reserves for reported claims are established on a case-by-case basis. Case-by-case reserve amounts are determined by claim examiners, based on the examiner's judgment and experience, and on SNIC's reserving practices, which take into account the type of risk, the circumstances surrounding the claim or policy provisions relating to type of loss, and historical paid claim and claim adjustment expense data for similar claims. Case-by-case reserves are not established for claim (loss) adjustment expense ("LAE"), and the entire reserve for LAE is established based upon the Company's historical paid data. SNIC's claims department regularly monitors reserve adequacy for claims which have occurred and been reported to it and adjusts such reserves as necessary.

    Claims and claim adjustment expense reserves for IBNR are estimated based on many variables including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general frequency and severity trends, medical costs, and other factors affecting the adequacy of loss reserves. The senior officers of the Company review and adjust IBNR reserves monthly.

    SNIC utilizes the services of an independent actuarial firm to assist in the evaluation of the sufficiency of loss and loss adjustment reserves for purposes of meeting state insurance regulatory requirements. SNIC considers the estimates of the independent actuarial firm as corroborative evidence as to the reasonableness of its reserves. To the extent SNIC's reserves differ from those estimated by the independent actuary, management uses its best efforts to identify reasons for such differences and determine if modifications are necessary to its initial reserve estimates. No assurance can be given that the ultimate liability will not vary from such estimates.

    Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years or more, the reserves are not discounted, except as required by the Internal Revenue Code of 1986, as amended (the "Code") to calculate taxable income.

    The following table provides a reconciliation of the beginning and ending claim and claim adjustment expense reserves for each of the years in the three-year period ended December 31, 1996, computed in accordance with GAAP.

         RECONCILIATION OF LIABILITY FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSE


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        1996           1995           1994
                                                                                    ------------   ------------   -----------
                                                                                              (Amounts in thousands)
Beginning reserve, gross of reinsurance. . . . . . . . . . . . . . .                  $141,495       $171,258       $171,038
Less: Reinsurance recoverable on unpaid losses . . . . . . . . . . .                    27,076         31,897         28,971
Beginning reserve, net of reinsurance. . . . . . . . . . . . . . . .                   114,419        139,361        142,067
Provision for net claims and claim adjustment expenses
    For claims occurring in current year . . . . . . . . . . . . . .                    57,614         58,842         72,457
    For claims occurring in prior years. . . . . . . . . . . . . . .                    (1,976)        (4,872)         6,304
    Total claims and claim adjustment expenses . . . . . . . . . . .                    55,638         53,970         78,761
Payments for net claims and claim adjustment expense:
    Attributable to insured events incurred in current year. . . . .                   (19,816)       (19,732)       (23,061)
    Attributable to insured events incurred in prior years . . . . .                   (59,698)       (59,180)       (58,406)
    Total claims and claim adjustment expense payments . . . . . . .                   (79,514)       (78,912)       (81,467)
Ending reserves, net of reinsurance. . . . . . . . . . . . . . . . .                    90,543        114,419        139,361
Reinsurance recoverable on unpaid losses . . . . . . . . . . . . . .                    24,986         27,076         31,897
Ending reserves, gross of reinsurance. . . . . . . . . . . . . . . .                  $115,529       $141,495       $171,258


    The following table discloses the development of direct workers' compensation claims and claim adjustment expense reserves of SNIC from December 31, 1987 through December 31, 1996.

          ANALYSIS OF DIRECT CLAIMS AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 CALENDAR YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                  1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                          (In thousands)
Reserve for Direct
Unpaid Claims and
Adjustment Expenses,
Gross of Reinsurance
Recoverables Reserve             $21,969   $42,268   $60,615   $88,270  $116,811  $136,102  $171,038  $171,258  $141,495  $115,529

Re-estimated as of:
    One Year Later . . . . .      24,241    43,581    68,718   112,160   144,676   162,634   171,960   162,635   137,242
    Two Years Later. . . . .      26,120    46,788    79,059   111,151   143,912   148,906   161,262   154,249
    Three Years Later. . . .      29,140    50,955    74,619   117,506   138,607   152,420   148,654
    Four Years Later . . . .      29,423    47,696    78,112   113,029   137,939   144,898
    Five Years Later . . . .      29,541    49,297    75,475   112,840   135,074
    Six Years Later. . . . .      29,082    47,554    75,913   109,655
    Seven Years Later. . . .      27,759    49,470    74,149
    Eight Years Later. . . .      27,846    48,653
    Nine Years Later . . . .      27,573
Cumulative Deficiency
   (Redundancy). . . . . . .       5,604     6,385    13,534    21,385    18,263     8,796   (22,384)  (17,009)   (4,235)

Cumulative Amount of
   Reserve Paid through
    One Year Later . . . . .      $9,447   $17,698   $24,478   $36,975   $53,914   $57,348   $60,726   $67,757   $63,587
    Two Years Later. . . . .      14,482    19,879    35,195    45,561    56,299    61,648    66,077    61,952
    Three Years Later. . . .      15,777    25,830    38,067    52,811    63,354    63,523    64,464
    Four Years Later . . . .      18,666    26,165    38,261    56,369    64,703    66,547
    Five Years Later . . . .      19,384    26,026    40,794    57,768    68,152
    Six Years Later. . . . .      19,660    27,181    42,032    59,622
    Seven Years Later. . . .      20,707    27,202    43,146
    Eight Years Later. . . .      20,803    27,947
    Nine Years Later . . . .      21,123
Gross Reserve - December 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     171,038   171,258   141,495   115,529
Reinsurance Recoverables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,971    31,897    27,076    24,986
                                                                                            --------  --------  --------  --------
                                                                                             142,067   139,361   114,419    90,543
Reclassification of amounts recoverable from reinsurers. . . . . . . . . . . . . . . . .     (41,889)  (34,344)  (11,670)        -
                                                                                            --------  --------  --------  --------
Net Reserve - December 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100,178   105,017   102,749    90,543
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------

Gross Re-estimated Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     148,654   154,249   137,242
Re-estimated Reinsurance Recoverables. . . . . . . . . . . . . . . . . . . . . . . . . .      23,589    25,511    24,799
                                                                                            --------  --------  --------
                                                                                             125,065   128,738   112,443
Reclassification of amounts recoverable from reinsurers. . . . . . . . . . . . . . . . .     (41,889)  (34,344)  (11,670)
                                                                                            --------  --------  --------
Net Re-estimated Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      83,176    94,394   100,773
                                                                                            --------  --------  --------
                                                                                            --------  --------  --------

Net Cumulative (Redundancy)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (17,002)  (10,623)   (1,976)
                                                                                            --------  --------  --------
                                                                                            --------  --------  --------


    The first line of the preceding table depicts the estimated liability for unpaid claims and claim adjustment expense recorded at the balance sheet date for each of the indicated periods. This liability represents the estimated amount of claims and claim adjustment expense for claims arising in all prior years that are unpaid as of the balance sheet date, gross of reinsurance recoverables reserve, including losses that had been incurred but not yet reported to SNIC. The preceding table also shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year, including cumulative payments made for such claims since the end of the respective year. The lower portion of the table shows the cumulative amounts paid as of successive years for such claims. The estimates change as more information becomes known about the frequency and severity of claims for each year. A (redundancy) deficiency exists when the initial liability estimate is (greater) less than the re-estimated liability at each December 31.

    The increases in estimated ultimate claims and claim adjustment expense for the years ended December 31, 1987 and 1988 were due to the lack of Company history, which prevented management from accurately estimating ultimate loss costs. For years 1989 to 1992, the increase in estimated ultimate claims and claim adjustment expense was driven by continuing litigation in the workers' compensation market and the economic recession, which encouraged the filing of both stress claims and fraudulent claims.

    Currently, the Company prepares on a monthly basis a comprehensive analysis of workers' compensation experience and the reserving process is continually modified to consider additional information regarding trends in pricing, frequency, and severity.

    The Company's 1996 accident year net claim and claim adjustment expense ratio for accident year 1996 at the end of calendar year 1996 was 65.0%, versus 65.6% for accident years 1995 and 1994, at their respective calendar year ends. In 1996, the Company experienced approximately $2.0 million in favorable development on net claims and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million adverse development on direct reserves for accident year 1995, and $2.3 million adverse development on ceded reserves for accident years 1995 and prior. Adverse development on the 1995 accident year began to emerge during 1996. The Company's 1995 accident year net claim and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995, as noted above, was 65.6%, but had risen to 74.6% at the end of the 1996 calendar year. Similar adverse development has been experienced throughout the California workers' compensation industry.

    During 1995, the Company experienced approximately $8.6 million of favorable development on direct claim and claim adjustment expense reserves estimated at December 31, 1994. Management believes the favorable development resulted from the Company's improved claims management controls and decreased claim severity, particularly in the medical component of the workers' compensation line. Similar favorable development on pre-1995 losses has been experienced elsewhere in the California workers' compensation industry. Offsetting the favorable direct development in large part was the re-estimation during 1995 of reinsurance receivables recorded at December 31, 1994 from approximately $66.2 million to approximately $59.9 million at December 31, 1995.

    In 1993, SNIC experienced significant adverse development on 1992 accident year claims. In addition to adjusting the 1992 accident year claims estimates to levels indicated by 1990 and 1991 accident year experience, SNIC also established initial reserves for the 1993 accident year above the level of initial reserves established for prior years. During 1995, the Company recognized approximately $10.7 million of favorable development on direct claim and claim adjustment expense reserves estimated at December 31, 1994, pertaining to years prior to 1994. Management believes the favorable development resulted from the Company's improved claims management controls and decreased claim severity, in both the medical and vocational rehabilitation components of the workers' compensation line. Similar favorable development on pre-1994 losses has been experienced elsewhere in the California workers' compensation industry.

    SNIC significantly increased its direct reserves in 1992 based on the results of an independent actuarial review effective June 30, 1992, of outstanding claims. The review was commenced primarily because SNIC was experiencing higher than anticipated costs for claims, including increases in vocational rehabilitation, medical expenses, and claim adjustment expense, on the 1990 and 1991 accident years, partially offset by modest improvement in prior accident years. Management believes the workers' compensation laws in effect during 1990 and 1991 encouraged claimants to file fraudulent or abusive claims, causing the increase in claims costs, and SNIC responded by increasing net of reinsurance reserves for prior accident years' claims by $12.5 million in 1992. Accident year 1992 reserves, however, were recorded at levels consistent with pre-1990 and 1991 experience. During 1995, the Company's direct claims and claim adjustment expenses for years 1992 and prior increased from $149 million in 1994 to $152.5 million in 1995, an increase of $3.5 million.

    Conditions and trends that have historically affected SNIC's claims may not necessarily be indicative of conditions and trends that will affect future claims. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on the results set forth above.

DISCONTINUED OPERATIONS

    SNIC's discontinued operations consist of P&C business that was discontinued effective September 30, 1993. The discontinued operations liabilities principally pertain to contractors' general liability policies underwritten during the years 1986 through 1990. There is often a significant lag between the date of loss of construction-related claims and the date such claims are reported to SNIC. SNIC believes the existing provision, and the assets allocated to support the discontinued operations, are sufficient to cover future claims, but there is significant uncertainty associated with the reporting and severity of construction claims.

    In 1993, the Company recorded a pre-tax charge to income of $3.0 million for estimated operating losses during the phase-out period. During the second quarter of 1995, the Company increased by approximately $15 million its reserves for discontinued operations for accident years 1993 and prior. This increase in claims and claim adjustment expense reserves from the original estimate at the measurement date resulted from increased frequency and severity of claims incurred from those years, relative to previous expectations, which in turn caused an increase in the estimated ultimate claims and claim adjustment expense reserves related to 1993 and prior years. No similar adjustment was made in 1996.

    SNIC supports discontinued operations with $25.9 million of assets. At December 31, 1996, discontinued operations assets consisted of $17.3 million of receivables due from reinsurer associated with the 1991 Centre Re Aggregate Excess of Loss Contract, and $8.6 million of other reinsurance recoverables on paid and unpaid losses. To the extent that cash recoveries under the Centre Re contracts do not match cash requirements of SNIC's discontinued operations, reinsurance receivables will be substituted with cash from continuing operations, and the reinsurance receivables will be re-established in continuing operations. Management estimates that discontinued operations will essentially have "run off" by the year 2000.

    The following table provides a reconciliation of the beginning and ending loss and loss adjustment expense reserves for discontinued operations for each of the years in the three-year period ended December 31, 1996, computed in accordance with GAAP.

       RECONCILIATION OF LIABILITY FOR DISCONTINUED OPERATIONS CLAIMS AND CLAIM ADJUSTMENT EXPENSE


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                   1996           1995           1994
                                                                                 --------       --------       --------
                                                                                         (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance. . . . . . . . . . . . . . . . . . . .    $40,526        $36,410        $54,898
Less:  Reinsurance recoverable on unpaid losses. . . . . . . . . . . . . . . .      9,159          8,777          8,379
                                                                                  -------        -------        -------
Beginning reserve, net of reinsurance. . . . . . . . . . . . . . . . . . . . .     31,367         27,633         46,519
Provision for net claims and claim adjustment expenses
    For claims occurring in current year . . . . . . . . . . . . . . . . . . .        ---            ---          4,482
    For claims occurring in prior years. . . . . . . . . . . . . . . . . . . .        ---         15,006         (2,294)
                                                                                  -------        -------        -------
    Total claim and claims adjustment expenses . . . . . . . . . . . . . . . .        ---         15,006          2,188
                                                                                  -------        -------        -------
Payments for net claims and claim adjustment expense
    For claims occurring in current year . . . . . . . . . . . . . . . . . . .        ---            ---         (3,019)
    For claims occurring in prior years. . . . . . . . . . . . . . . . . . . .    (12,877)       (11,272)       (18,055)
                                                                                  -------        -------        -------
    Total claim and claims adjustment expense payments . . . . . . . . . . . .    (12,877)       (11,272)       (21,074)
                                                                                  -------        -------        -------
Ending reserves, net of reinsurance. . . . . . . . . . . . . . . . . . . . . .     18,490         31,367         27,633
Reinsurance recoverable on unpaid losses . . . . . . . . . . . . . . . . . . .      6,976          9,159          8,777
                                                                                  -------        -------        -------
Ending reserves, gross of reinsurance. . . . . . . . . . . . . . . . . . . . .    $25,466        $40,526        $36,410
                                                                                  -------        -------        -------
                                                                                  -------        -------        -------

    The following table discloses the development of direct discontinued operations claims and claim adjustment expense reserves from December 31, 1987 through December 31, 1996.


 ANALYSIS OF DISCONTINUED OPERATIONS DIRECT CLAIMS AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT



-----------------------------------------------------------------------------------------------------------------------------------
                                                                 CALENDAR YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                  1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                          (In thousands)
Reserve for Direct
Unpaid Claims and
Claim Adjustment
Expenses, Gross of
Reinsurance Recoverables
Reserve. . . . . . . . . . .     $12,678   $25,935   $41,088   $56,735   $65,629   $66,532   $54,898   $36,410   $40,526   $25,466
Re-estimated as of:
    One Year Later . . . . .      19,879    32,395    56,093    73,295    83,770    73,298    56,041    54,855    41,293
    Two Years Later. . . . .      25,865    43,160    60,679    89,336    91,453    73,067    75,703    55,622
    Three Years Later. . . .      30,455    43,585    72,860    98,206    90,717    96,531    76,079
    Four Years Later . . . .      30,134    52,261    82,218   102,538   117,215    92,569
    Five Years Later . . . .      34,215    61,539    84,304   126,431   113,084
    Six Years Later. . . . .      38,051    63,072   103,326   123,722
    Seven Years Later. . . .      38,844    77,080   104,428
    Eight Years Later. . . .      44,129    78,938
        Nine Years Later . .      44,866
Cumulative Deficiency. . . .      32,188    53,003    63,340    66,987    47,455    26,037    21,181    19,212       767

Cumulative Amount of Reserve
   Paid Through
    One Year Later . . . . .       7,529    13,754    19,839    26,587    29,274    26,473    23,043    14,329    15,827
    Two Years Later. . . . .      13,146    15,301    26,399    31,124    29,165    23,483    16,203    16,765
    Three Years Later. . . .      15,900    19,844    32,188    39,486    28,136    18,380    19,649
    Four Years Later . . . .      18,915    23,007    37,758    42,399    23,255    17,777
    Five Years Later . . . .      22,329    28,609    38,798    40,990    22,047
    Six Years Later. . . . .      26,129    31,715    37,585    45,029
    Seven Years Later. . . .      27,645    31,247    42,260
        Eight Years Later. .      27,791    37,394
    Nine Years Later . . . .      27,780
Gross Reserve - December 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,898    36,410    40,526    25,466
Reinsurance Recoverables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,379     8,777     9,159     6,976
                                                                                            --------  --------  --------  --------
Net Reserve - December 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,519    27,633    31,367    18,490
                                                                                            --------  --------  --------  --------
                                                                                            --------  --------  --------  --------
Gross Re-estimated Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,079    55,622    41,293
Re-estimated Reinsurance Recoverables. . . . . . . . . . . . . . . . . . . . . . . . . .      11,816    12,216     9,926
                                                                                            --------  --------  --------
Net Re-estimated Reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      64,263    43,406    31,367
Net Cumulative Deficiency. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $17,744   $15,773  $      0
                                                                                            --------  --------  --------
                                                                                            --------  --------  --------


    The first line of the preceding table depicts the estimated liability for unpaid claims and claim adjustment expense for discontinued operations recorded for each of the indicated periods. The table follows the form of the table depicting workers' compensation reserve development in "Analysis of Direct Claims and Claim Adjustment Expense Development," above.

    From 1987 to 1990, the increase in ultimate claims and claim adjustment expense for discontinued operations was due to the lack of Company history, as well as changes in economic and legal environments which prevented management from reasonably estimating ultimate loss costs. Thereafter, a full actuarial analysis has been performed semi-annually taking into account the Company's history of reserve development, industry claim experience, and the effects of litigation on future loss costs.

    A significant percentage of the Company's pre-1991 ultimate loss costs and reserve development is attributable to construction defect claims associated with commercial package policies sold to general contractors, developers, and artisan contractors underwritten from 1986 to 1991. Other carriers writing these same lines of business have also been negatively affected by the unfavorable increase in claims frequency and severity that occurred as a result of changes in the economic and legal environment during this time. At December 31, 1996, approximately $23 million of the total $25.5 million (approximately 90%) of direct reserves for discontinued operations, and approximately 893 of the Company's 992 (approximately 90%) incurred-but-not-reported claim counts, were attributable to expected future reports of construction defect claims. Approximately $4.9 million of the total $17.6 million of paid claim and claim adjustment expense for discontinued operations was attributable to a single claim paid in the first quarter of 1996.

    The Company began to monitor separately the effects of construction defect claims beginning in 1993. Prior to 1993 the effects of construction defect claims were combined with all other general liability business for reserve valuation purposes. The frequency, severity, and time lag between the occurrence and reporting dates of such claims vary significantly from the statistics associated with all other lines and sublines of the Company's claims and claim adjustment expense reserves for discontinued operations. Effective June 30, 1995, the Company recorded approximately a $15 million pre-tax ($9.8 million net of tax) charge for discontinued property and casualty operations due principally to an increase in management's estimates of incurred-but-not-recorded construction defect claims.

    The frequency of newly reported construction defect claims increased significantly in July 1995. Management believes the increase in new construction defect claims was attributable to the California Supreme Court decision in MONTROSE CHEMICAL CORPORATION V. ADMIRAL INSURANCE COMPANY ("Montrose") handed down in July 1995. The Montrose decision effectively broadened the definition of "loss occurrence" to include the entire period beginning with the construction date and ending with the date of judgment associated with defective construction. Since July 1995 the Company has received notices of claims on allegedly defective construction projects where the manifestation of the loss, the immediate cause of the loss, and the first report of the loss, all fall outside of the Company's policy terms. Regardless, under the Supreme Court's ruling, the Company is compelled to defend the "insured" and contribute to loss settlements. Beginning in July 1996 and continuing through year-end, management began to see the trend in newly reported claims decline.

    Management believes its current reserves are adequate to cover this increase in claims activity depending on the length of time the recent reporting trends continue. Management can not predict the volume of future Montrose-related claims, the cost of handling the claims, or the ultimate severity of loss associated with such claims. Further, the approximately $15 million pre-tax charge to discontinued operations recorded effective June 30, 1995, was estimated before the effects of the Montrose decision were reflected in the Company's loss experience. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur.

    The Company has also experienced significant development with respect to loss costs for components of discontinued operations other than construction defect claims. While these other claims are generally more predictable than construction defect claims, there can be no assurance that further upward development of loss costs associated with such claims will not occur.


REINSURANCE

    Reinsurance is generally used to reduce the liability on individual risks and to protect against individual risk or aggregate catastrophic losses. SNIC follows the industry practice of reinsuring a portion of its risks. The availability and cost of reinsurance are subject to prevailing market conditions and may affect SNIC's profitability. SNIC believes the terms of its contracts are consistent with industry practice and its reinsurance program is based on security of the reinsurers, coverage, and price. SNIC monitors its reinsurers' financial condition carefully and recoverable losses are pursued aggressively. Occasionally SNIC is involved in disputes with reinsurers, which, if not settled, may be resolved in arbitration. As of December 31, 1996, SNIC was involved in a dispute with its property and casualty reinsurers as to the existence of coverage related to a claim in the amount of $850,000. Management expects to recover the entire disputed amount. At December 31, 1996, there were no disputes related to the workers' compensation operations.

    Effective June 30, 1991, SNIC entered into an aggregate excess of loss reinsurance contract ("1991 Contract") with Centre Re. Under the 1991 Contract, SNIC purchased for $50 million reinsurance for claims and claim adjustment expense incurred on or prior to June 30, 1991 to the extent that these amounts were unpaid at June 30, 1991. The coverage obtained was $87.5 million in excess of SNIC's retention equal to $55.7 million. Additionally, SNIC ceded approximately $69.1 million of earned premiums and $78.1 million of claims and claim adjustment expense to Centre Re through December 31, 1992. Total claims and claim adjustment expenses occurring prior to December 31, 1992 were ceded to Centre Re in the amount of $165.6 million under the 1991 Contract. Prospective cessions of premium and claims were effectively terminated by mutual consent of SNIC and Centre Re effective December 31, 1992, however, all other terms of the 1991 Contract remain in effect until the treaty terminates on January 1, 1998.

    During 1996 and 1995, $33.0 million and $19.8 million of ceded losses were recovered under the 1991 Contract. Reinsurance recoverable (anticipated future cash reimbursements from reinsurers) of $145.8 million at December 31, 1995 was expected under the 1991 Contract. Under related reinsurance agreements with Centre Re, SNIC carried a funds withheld liability of $105.7 million at December 31, 1995, and irrevocable letters of credit of $27.6 million at December 31, 1995.

    Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract ("1993 Contract") with Centre Re. From SNIC's perspective the 1993 Contract substantively operated as a one year contract with at least four one year options to renew exercisable solely at SNIC's election during the first five years of the contract. Subsequent to January 1, 1998, the 1993 Contract could have been terminated by either SNIC or Centre Re upon 30 days' notice. The 1993 Contract required SNIC to cede not less than $15 million and not more than $20 million of premiums to Centre Re with respect to any covered accident year. Claims and allocated claim adjustment expenses occurring during the accident year are ceded to Centre Re in excess of a variable percentage of earned premium (60% and 56.5% for the 1995 and 1994 accident years, respectively) and are subject to a limit of 130% of ceded earned premium, not to exceed $26.0 million for any accident year. Effective January 1, 1996, the 1993 Contract was canceled at SNIC's election. The Company accrued a $5.3 million charge related to the cancellation of the 1993 Contract.

    SNIC maintains excess of loss reinsurance contracts with various reinsurers and a quota-share contract with Zurich Reinsurance Centre ("ZRC"). Under its current excess of loss contracts (with multiple reinsurers), various reinsurers collectively assume liability on that portion of each loss that exceeds $500,000 on a per occurrence basis, up to a maximum of $150 million per occurrence.

    Effective January 1, 1994, SNIC entered into a quota-share reinsurance contract ("Quota Share Contract") with ZRC. Under the Quota Share Contract, ZRC provides SNIC with an Assumption of Liability Endorsement ("ALE") facility (based on a 50% quota-share cession during 1995 and 25% during 1996) and has the option to modify its percentage participation in subsequent years. The ceding rate under the contract was 20% for 1994, and ZRC and SNIC mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, SNIC receives ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRC. The purpose of the ceding commission is to cover SNIC's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

    Effective January 1, 1997, the terms of the Quota Share Contract were amended. Under the amended terms of the Quota Share Contract, ZRC increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation ZRC will no longer receive a separate fee for policies written on Assumption of Liability Endorsements. In conjunction with the amendment to the Quota Share Contract, SNIC entered into a fronting arrangement that permits it to use a ZRC affiliate's A.M. Best "A" rating for an additional 2% of premiums written under the terms of the fronting arrangement.

    Reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, but it generally does not legally discharge an insurer of its primary liability for the full amount of the policy liability (except for ALEs). If a reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is required to pay the loss. With respect to policies with an ALE, however, in the event that SNIC is unable to meet its claim payment obligations, ZRC assumes all responsibility for the payment of losses related to the policy. All of the excess of loss reinsurance is with non-affiliated reinsurers.

    SNIC's contracts are generally entered-into on an annual basis. SNIC has maintained reinsurance treaties with many reinsurers for a number of years. In general, SNIC's reinsurance contracts are of the treaty variety and cover underwritten risks specified in the treaties. SNIC also from time to time purchases facultative reinsurance covering specific liabilities or policies underwritten. As of December 31, 1996, ZRC, General Reinsurance Corporation and UNUM Life Insurance Co. accounted for 36.8%, 24.8% and 15.6%, respectively, of total amounts recoverable by SNIC from all reinsurers on paid and unpaid claims and claim adjustment expenses, and were the only reinsurers that accounted for more than 10% of such amounts.

INVESTMENTS

    The amount and types of investments that may be made by the Company are regulated under the California Insurance Code and rules and regulations promulgated by the DOI. The investments of the Company are primarily managed internally, although SNIC hires an outside investment management company as needed on a fee for service basis. The Company's consolidated portfolio consisted almost entirely of fixed income securities as of December 31, 1996. The bond portfolio is heavily weighted toward short to intermediate term, investment grade securities rated "A" or better, with approximately 93% rated "AA" or better.

    Funds withheld assets having carrying and market values of $114.9 and $117.1 million, respectively, at December 31, 1995, were withheld from Centre Re as collateral under the 1991 and 1993 Contracts. All investment income and market value risk associated with such assets is Centre Re's. Interest expense in the amount of $6.1 million and $8.8 million was paid to Centre Re during 1996 and 1995, respectively. At such time that Centre Re was obligated to pay SNIC under the 1991 and 1993 contracts, SNIC would have been reimbursed for the carrying of the funds withheld assets. Funds withheld assets were carried as held-to-maturity until returned to Centre Re in 1996.

         The table below contains information concerning the composition of the investment portfolio at December 31, 1996:

                Type of Investment                 Carrying        Market
                                                    Amount         Value
                                                      (1)
                                                   --------       --------
BONDS (2)                                                (In thousands)
U.S. government and agencies. . . . . . . .         $35,338        $35,338
AA/Aa rated . . . . . . . . . . . . . . . .           1,417          1,417
A rated . . . . . . . . . . . . . . . . . .           3,617          3,617
BBB/Baa rated . . . . . . . . . . . . . . .           2,954          2,954
B rated . . . . . . . . . . . . . . . . . .           3,004          3,004
                                                   --------       --------
       Total Bonds. . . . . . . . . . . . .          46,330         46,330
Invested cash and short-term investments. .         101,937        101,937
Common stocks . . . . . . . . . . . . . . .           1,173          1,173
                                                   --------       --------
       Total. . . . . . . . . . . . . . . .        $149,440       $149,440
                                                   --------       --------
                                                   --------       --------

-----------------------

(1) Carrying amount is amortized cost for bonds held to maturity, and market value for bonds held for sale, common stocks, and short-term investments.

(2) Standard & Poor's Corporation defines "AAA" rated securities as "highest rating, extremely strong security," "AA" rated securities as "very strong security," "A" as "strong security," "BBB" as adequate security," and "B" as "low quality." Moody's Investor Services, Inc. defines "Aaa" rated securities as "best quality," "Aa" as "high quality," "A" as "strong security," "Baa" as "adequate security," and "Ba" as "low quality."

    The table below reflects investments and interest earned thereon and average annual yield on investments for each year in the five-year period ended December 31, 1996.


                                                                                        Year Ended December 31,
                                                                       ----------------------------------------------------------
                                                                         1996        1995        1994        1993        1992
                                                                       ----------  ----------  ----------  ----------  ----------
                                                                                     (Dollar amounts in thousands)
Total investments at end of period. . . . . . . . . . . . . . . . . .  $149,440    $163,951    $174,345    $144,778    $151,354
Net investment income before taxes. . . . . . . . . . . . . . . . . .    $7,769      $9,784      $9,049      $9,550     $10,802
Average annual yield on ending investment portfolio (before taxes). .       5.2 %       5.9 %       5.2 %       6.6 %       7.1 %


    The Company in monitoring its asset and liability match attempts to keep the investment duration at the mid-point of the payout pattern. As of December 31, 1996, the investments under the Company's management (excluding funds withheld) have a duration of 2.77 years.

    The table below sets forth the maturity profile of the Company's bond portfolio at market value as of December 31, 1996:


                                                                     Bonds Rated (1)
                                          ----------------------------------------------------------------------------------
                                          AAA/Aaa         AA/Aa            A           BBB/Baa           B            Total
                                         ---------     ----------      ---------      ---------      ---------      --------
                                                           (Dollar amounts in thousands)
1 year or less. . . . . . . . . . . . .    $7,309                                                                    $ 7,309
More than 1 year, through 3 years . . .    12,984                        $3,617                                       16,601
More than 3 years, through 5 years. . .         -                                                                        --
More than 5 years, through 10 years . .     4,305                                       $2,954         $3,004         10,263
More than 10 years, through 15 years. .         -                                                                        --
More than 15 years. . . . . . . . . . .    10,740          1,417                                                      12,157
                                         --------       --------       --------       --------       --------       --------
Total . . . . . . . . . . . . . . . . .   $35,338         $1,417         $3,617         $2,954         $3,004        $46,330
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------       --------


--------------------------


(1) Standard & Poor's Corporation defines "AAA" rated securities as "highest rating, extremely strong security," "AA" rated securities as "very strong security," "A" as "strong security," "BBB" as adequate security," and "B" as "low quality." Moody's Investor Services, Inc. defines "Aaa" rated securities as "best quality," "Aa" as "high quality," "A" as "strong security," "Baa" as "adequate security," and "Ba" as "low quality."


INFORMATION SERVICES

    The Company emphasizes the development of personal computer based information and processing systems for use in all areas of its business. Management believes that personal computer based processing systems enable the Company to compete more effectively through enhanced policyholder services, efficient underwriting, more effective claim support systems, reduced processing costs, and timely management information. One of the Company's key strategic initiatives is the maintenance of a creative, flexible, and dynamic data processing ("DP") capability. The Company invested 4.2%, 3.3%, and 1.8% of direct written premiums in its DP operations in 1996, 1995, and 1994, respectively.

    SNIC management believes that personnel productivity, and underwriting and claims processing effectiveness, can be greatly improved through its computer systems. Beginning in late 1991, the Company began to upgrade its DP operations to take advantage of the new technologies, and switched to a current generation database engine, to maintain the claims and underwriting databases. The claims processing system was placed in service in early 1992, and is continually modified to reflect new procedural and regulatory requirements. A new Windows based underwriting and policy issue system was placed in service in mid-1993.

    Concurrent with the enhancements of the claims and underwriting systems, management commenced a project to enhance the quality, quantity, and timeliness of information available to management to monitor the Company's operations, and to feed-back corrections to the operations personnel. Management believes most insurance companies monitor their operations, and feed-back corrections to their staff, quarterly; a large minority do this annually, and a small minority do it monthly. SNIC management views quarterly or less frequent monitoring and feedback as insufficient, and from 1992 to mid-1994 systems were implemented to permit management to control the Company using batch processed reports, mostly printed on paper, that were prepared no less frequently than monthly and, to a major extent in the claims department, weekly.

    Beginning with the installation of SNIC's proprietary SWAMI-Registered Trademark- system in mid-1994, SNIC adjusted the Company's monitor and feedback cycle to no less frequently than weekly and, in many respects, to a daily basis. Management believes this to be necessary due to the information intensive nature of the insurance business; lack of information represents a major aspect of underwriting risk. The role of SWAMI-Registered Trademark- is to provide quality,

--------------------------

-Registered Trademark-  Windows is a trademark of Microsoft Corporation.

detailed, timely information to management as needed to reduce the risk represented by lack of information. The SWAMI-Registered Trademark- system has been constantly enhanced since its implementation.

    Management considers information monitoring to be meaningful only if the result is a thorough understanding of the Company's experience; generally, that means a need to understand claim frequency and severity by workers' compensation line components, and paid, reported, and ultimate losses, all available by producing office, claims servicing office, agent, and underwriter. Management must also have immediate access to the details behind the numbers, and that information has to be accessible to, and understandable by, non-actuarial and non-data processing personnel and executives. SWAMI-Registered Trademark-provides information of sufficient type and quality such that virtually all of the routine data processing generated paper reports historically used by the Company have been rendered obsolete.

    SWAMI-Registered Trademark- provides a variety of underwriting information as well. SNIC management has the ability to monitor producer production and profitability, selected by branch, whether or not in force, and quickly review any producer's experience in a variety of ways. Detailed information for each producer can be instantaneously reviewed on an accident year, policy year, or calendar year basis. The system provides analytical analysis as to producers, underwriters, or branch operations, which management uses to take corrective action with respect to unprofitable producers or ineffective staff. The system permits management to evaluate commissions, in force business, collections activity, and product pricing, in detail, utilizing information that is no more than 24 hours old.

    The Company has comprehensive physical and virtual safeguards for its information and processing systems. Disaster recovery programs and back-up procedures include nightly back-up storage of all transactions and changes to the system's database. At the end of each business day, the Company transfers this information to tapes that are stored off site. The Company maintains back-up systems in the branch offices to use if the main system fails. Computer access is restricted by use of codes and passwords.


COMPETITION

    California is the largest single-state workers' compensation insurance market in the United States. For 1995, the latest period for which data is available, the total direct workers' compensation written premiums in the State of California were approximately $5.9 billion, of which SNIC wrote approximately $97 million, or 1.6%. Approximately 300 companies reported to the WCIRB that they wrote workers' compensation insurance in 1995.

    The workers' compensation insurance industry in California is extremely competitive. Many of SNIC's competitors have been in business longer, have a larger volume of business, offer more diversified types of insurance coverage, have greater financial resources, and have greater distribution capabilities than SNIC. SNIC believes the dominant competitor in the California workers' compensation industry is the State Compensation Insurance Fund. SNIC historically concentrated on insuring medium to small workers' compensation accounts with less than $75,000 in annual premiums, where it competed primarily on the basis of limited loss control services to insureds who were not generally offered such services, and claim management services. In late 1991, SNIC developed and began marketing a small workers' compensation product targeted at accounts with annual premiums below $10,000 where the underlying payroll is predominately concentrated in specific employment classifications.

    The workers' compensation market is commodity-oriented, highly fragmented, and reflective of intense price competition. Nevertheless, because each risk is somewhat unique in terms of insurance exposure, different insurers can develop widely divergent estimates of prospective losses. Most insurers attempt to segment classes within markets so that they target the more profitable sub-classes with lower, although adequate, rates given the estimated profitability of the segment. In some cases, no statistics are available for the sub-classes involved, and the insurer implements discounted rate structures based solely on theoretical judgment. Finally, different insurers have widely-divergent internal expense positions, due to distribution methods, economies of scale, and efficiency of operations. Therefore, although workers' compensation insurance is a commodity, the price of insurance does not necessarily reflect commodity pricing.

    Beginning in mid-1994 many of SNIC's competitors began offering bonus commissions to their producers ranging from five to ten percentage points or more above the standard commissions historically paid. Some of SNIC's competitors continue to offer bonus commission plans in spite of the significant decline in rate levels experienced since January 1, 1995. To date, SNIC has not offered bonus commission programs generally to its producers, but when appropriate, SNIC will negotiate with individual producers on a case-by-case basis.

    SNIC's ability to attract and retain customers (and therefore, producers) results from price structures tailored to attract certain sub-segments of the workers' compensation insurance market. Nevertheless, SNIC's existing and prospective customer bases are vulnerable to competition, especially from larger insurers, that at any time are capable of penetrating SNIC's markets with products priced at levels substantially below SNIC's.


REGULATION

    SNIG and its subsidiaries are subject to extensive governmental regulation and supervision. Regulations relate to such matters as prior approval of rates, adequacy of reserves, types and quality of investments, minimum capital and surplus requirements, deposit of securities for the protection of policyholders, statutory financial reporting requirements, and restrictions on shareholder dividends. SNIG and its insurance subsidiaries are also subject to periodic examination by the DOI and must file annual and other reports on their financial condition and other financial matters. In addition, assessments are made against SNIC to cover liabilities to policyholders of insolvent insurance companies and various state regulated involuntary or assigned risk pools have been created to provide insurance coverage for insureds which are unable to obtain insurance from private companies. The regulation and supervision of insurance companies by state agencies is designed principally for the benefit of their policyholders, not their shareholders. SNIG believes that it and its subsidiaries are in compliance with state regulatory requirements which are relevant to their respective businesses.

    The DOI triennial audit, begun during the fourth quarter of 1995 of SNIC covering the three years ended December 31, 1994, was completed in 1996 and indicated no material issues or actions needed to be taken by SNIC in either its operations or financial statements.

    The California Insurance Code requires the DOI to approve any proposed change of control of the Company. For such purposes, "control" is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing more than 10% of the voting securities of the Company.

    The California Insurance Code also limits the amount of dividends or distributions an insurance subsidiary may pay in any 12-month period to the greater of (a) net income for the preceding year or (b) 10% of statutory policyholders' surplus as of the preceding 31 of December. Payments of greater amounts require the approval of the DOI.

    The California Workers' Compensation Reform Act passed into law in 1989
(the "Reform Act") provided for substantial changes to the California workers' compensation system beginning January 1, 1990. The changes included an increase of 50% in maximum temporary disability and permanent total disability benefits over two years and smaller increases in maximum death benefits and maximum vocational rehabilitation allowances. In addition, the Reform Act created an arbitration process that was intended to streamline the resolution of contested claims and reduce the number of medical opinions allowed in such claims. A bill clarifying and amending certain provisions of the Reform Act became effective on January 1, 1991. The legislation was intended to provide technical corrections for the administrative costs of the Reform Act. The legislation revised the standards for the use of qualified medical evaluators and allows the injured worker, the employer, and any attorney involved, to use one expert, thus reducing the costs of defense and medical and legal costs. The bill also revised the standard for psychiatric injuries and vocational rehabilitation services. Further, payments of temporary disability, partial disability, permanent disability and death benefits were also increased. The increased benefits and inadequate controls over medical service providers under the Reform Act significantly increased SNIC's loss payments during 1990, 1991, and 1992.

    In July 1993, the California legislature enacted a series of bills to significantly change the California workers' compensation system ("1993 Reforms"). The 1993 Reforms were intended to provide substantial cost savings as a result of: (i) a higher compensability standard for psychiatric injuries through a requirement that work causation be the predominant cause (more than 50%) in contrast to the previously existing 10% cause standard; (ii) a provision that psychiatric injuries are not compensable if they arise from lawful personnel actions; (iii) restrictions on post-termination claims unless, among other things, notice of an injury prior to termination is given; (iv) possible extension of the employers' control of medical treatment of up to one year;
(v) imposition of a cap on vocational rehabilitation costs of $16,000, which previously were not subject to maximum dollar limitations; (vi) restrictions on the number and timing of medical-legal evaluations; (vii) a prohibition on referrals by physicians and other providers to facilities in which they have a financial interest; (viii) a requirement that a schedule of medical-legal fees be developed; and (ix) a strengthening of provisions which are intended to combat fraudulent claims and abuse of the system by providing for felony penalties, restitution and civil liability. In each case, these provisions contain various qualifications and conditions.

    The 1993 Reforms also increased insurers' costs as a result of benefit increases commencing July 1, 1994, and continuing through July 1, 1996. In addition, the 1993 Reforms reduced revenue through an immediate reduction in minimum rates of 7%. The legislation permitted the DOI to approve even lower rates, and, effective January 1, 1994, the DOI ordered a further 12.7% reduction in minimum rates. Minimum rates were once again reduced by 16.0% effective October 1, 1994.

    Effective January 1995, California's minimum rate law was replaced by an open rating system. Under this new rating system, individual insurance companies file rates and rules not less than 30 days prior to their effective date, and such rates can only be disapproved by the DOI after a hearing and only on the basis of solvency, market share, or improper filing. The 1993 Reforms also permit certain large entities or groups in the construction business to establish alternative workers' compensation programs. The 1993 Reforms contain numerous other provisions, including limitations on grounds for cancellation of policies.

    SNIC cannot predict the ultimate effect of open rating on its workers' compensation business, but during the first two years of open rating intense price competition has been experienced leading to lower average premiums per policy. The specified benefit increases are scheduled to occur gradually over a three-year period. The potential cost savings from the other reforms discussed above may not be realized for some period of time, and there can be no assurance that the intended benefits of the cost savings provisions will materialize.
SNIC believes the rates it has filed with the DOI are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace.

    The California legislature passed, and the DOI has issued its guidelines with respect to the implementation of, Assembly Bill 1913 (AB 1913). AB 1913, among other things, causes the experience modification factor of a current workers' compensation policy and the immediately preceding two policies (regardless of carrier) to be subject to revision if a claim used in a modification closes on or after January 1, 1995, for a value of 60% or less than its highest earlier reported value, if the highest reported incurred value was $10,000 or more. Such a change in the experience modification factor will require the current workers' compensation carrier to return a portion of a policyholders' premium for the current and preceding two policies' periods regardless if the current carrier was the insured's previous carrier. WCIRB estimates of the ultimate cost to California workers' compensation underwriters range from 1% to 2.5% of 1996 premium; however, these estimates are based upon broad industry estimates and could vary significantly from company to company based upon the type of claims incurred, size of employer, and employer industry group. Because of the uncertainty and variability regarding the effects of AB 1913, no reasonable estimate of the cost can be made. The Company paid $505,000 in AB 1913 refunds in the year ending December 31, 1996. The Company's management is monitoring the situation and will book reserves as necessary.

    Proposed federal legislation has been introduced from time to time in recent years that would provide the federal government with substantial power to regulate property and casualty insurers including state workers' compensation systems, primarily through the establishment of uniform solvency standards. Proposals also have been discussed to modify or repeal the antitrust exemption for insurance companies provided by the McCarran-Ferguson Act. The adoption of such proposals could have a material adverse impact upon the operations of the Company.

    A risk-based capital formula was adopted by the National Association of Insurance Commissioners ("NAIC") in December 1993 for the purpose of helping regulators identify property and casualty insurers that may be in financial difficulty. Each insurer is required to report to regulators the quality of its capital as measured by the company's Authorized Control Level Risk Based Capital ("ACLRBC"), and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer, but does provide a minimum threshold measure of capital adequacy by individual insurance companies. The formula does not purport to compute a target level of capital. Companies falling below the threshold will be placed into one of four categories: Company Action Level (ACLRBC multiplied by a factor of 2.0), where the insurer must submit a plan of corrective action; Regulatory Action Level (ACLRBC multiplied by a factor of 1.5), where the insurer must submit such a plan and the regulator will issue a corrective order; Authorized Control Level (ACLRBC multiplied by 1.0), which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level (ACLRBC multiplied by a factor of 0.7), where the regulator must rehabilitate or liquidate the insurer. The Company has calculated its Risk Based Capital requirements at December 31, 1996 and has capital available in amounts that exceed the highest level Risk Based Capital requirement.

    The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios generally leads to inquiries from individual state insurance commissioners. Based on the 1996 statutory financial statements, SNIC was within the usual range of all IRIS tests.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 355 employees, none of whom was covered by a collective bargaining agreement.


ITEM 2.  BUSINESS PROPERTIES

    The Company's principal executive offices and the Los Angeles Branch share approximately 40,000 square feet of space in Calabasas, California pursuant to a lease expiring in 1999. The Company also leases space for branch offices located in South San Francisco, Sacramento, and Fresno (all in California).
Such leases expire in 1997, 2001, and 2000, respectively. See Note (12) to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

    SNIG and its subsidiaries are parties to various legal proceedings, all of which are considered routine and incidental to the business of the Company and are not material to the financial condition and operation of the business. Neither SNIG nor any of its subsidiaries is a party to any litigation expected to have a material adverse effect upon the Company's business or financial position.


ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                       PART II


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S
         COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    SNIG's common stock (the "Common Stock") is listed and traded on The Nasdaq National Market under the trading symbol "SNTL". "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution system. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. Nasdaq consists of two distinct market tiers:
The Nasdaq National Market and The Nasdaq SmallCap Market. Nasdaq is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Set forth below are the quarterly high and low closing sale prices for the Common Stock as reported to SNIG by those broker-dealers believed by SNIG to be most active in making a market in the Common Stock. As SNIG's Common Stock was not approved for listing on The Nasdaq National Market until March 5, 1996, quotations prior to SNIG being listed on Nasdaq are inter-dealer prices (giving effect to the May 25, 1995, four-into-one reverse stock split), without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                      High            Low
                                                     ------          -----
1996
    Fourth quarter . . . . . . . . . .               $13.75          $9.88
    Third quarter. . . . . . . . . . .               $10.75          $7.13
    Second quarter . . . . . . . . . .               $ 8.00          $4.87
    First quarter. . . . . . . . . . .               $ 5.63          $4.87
1995
    Fourth quarter . . . . . . . . . .                $6.00          $4.75
    Third quarter. . . . . . . . . . .                $5.50          $4.75
    Second quarter . . . . . . . . . .                $5.00          $4.00
    First quarter. . . . . . . . . . .                $5.40          $4.60
1994
    Fourth quarter . . . . . . . . . .                $5.00          $4.60
    Third quarter. . . . . . . . . . .                $5.00          $4.60
    Second quarter . . . . . . . . . .                $5.00          $4.00
    First quarter. . . . . . . . . . .                $4.00          $3.00

    As of March 5, 1997, the number of shareholders of record of SNIG's Common Stock was 295 and 3,446,706 shares of Common Stock were outstanding on that date.

    The Company believes the increase in price in the third and fourth quarter of 1996 is primarily attributable to the announcement of the PRIM transaction.

    The Company's current policy is to retain its earnings for use in its business; it has paid no cash dividends to its shareholders in its two most recent fiscal years and has no present intention of paying cash dividends in the foreseeable future. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company's operating results, financial condition and capital requirements, general business conditions, and other relevant factors, including legal restrictions applicable to the payment of dividends by SNIC. The California Insurance Code restricts the dividends or distributions an insurance subsidiary may pay in any 12-month period to the greater of (a) net income for the preceding year, or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Payments of greater amounts require the approval of the DOI. Because the Company conducts no substantial business other than through SNIC, SNIG would be dependent upon dividends from SNIC in order to pay dividends to SNIG's shareholders.

    During the fiscal year ended December 31, 1996, the Company, through a series of grants to certain employees pursuant to its 1995 Stock Incentive Plan, awarded (a) an aggregate of 45,934 shares of restricted Common Stock, which shares are subject to the Company's right of repurchase, and (b) options to purchase an aggregate of 146,516 shares of Common Stock, vesting in equal annual increments of 20% from the date of grant of such option and having exercise prices ranging from $5.20 to $7.70 per share. In issuing such securities, the Company relied on the exemption from registration under Section 4(2) of the Securities Act.

t

   ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA - YEARS ENDED 1987 THROUGH 1996
(Amounts in thousands, except share and per share amounts.)


                                                                      OPERATIONS FOR THE YEAR ENDED DECEMBER 31:

                                                                1996        1995        1994        1993        1992
                                                            ---------------------------------------------------------
REVENUES:
    Net premiums written                                      $87,715     $89,139    $105,946    $154,431     $59,827
    Net earned premiums                                        88,648      89,735     110,418     153,585      55,892
    Net investment income (excluding capital gains
      and losses)                                               7,738      10,309       9,014       8,481       5,050
    Net capital gain (loss)                                        31        (525)         35       1,069       5,752
                                                            ---------------------------------------------------------
         Total revenues                                        96,417      99,519     119,467     163,135      66,694
                                                            ---------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS):
    Underwriting profit (loss) (2)                              4,799      12,060       5,014        (382)      6,554
    Investment income and capital gains                         7,769       9,784       9,049       9,550      10,802
    Interest (expense)                                         (7,527)     (9,619)     (8,726)     (6,221)     (1,258)
    Other income (expense), net                                   186        (536)       (340)       (743)       (243)
    Federal income taxes benefit (expense)                       (739)      5,849          (4)      2,304         ---
    Preferred securities (dividends and accretion) -
      pre-tax                                                  (2,525)     (2,255)     (1,035)        ---         ---
    (Loss) from discontinued operations - pre-tax (3)             ---     (14,912)        ---      (4,532)    (15,606)
    Extraordinary (loss) - pre-tax                                ---         ---      (3,064)       (686)        ---
    Cumulative effect of change in accounting for
      income taxes                                                ---         ---         ---       2,297         ---
                                                            ---------------------------------------------------------
         Net income (loss)                                     $1,963        $371        $894      $1,587        $249
                                                            ---------------------------------------------------------

PER SHARE:(1)
    Income (loss) before items below - after all taxes            .88       $5.12       $1.45       $1.31       $4.62
    Preferred securities (dividends and accretion) -
      pre-tax                                                    (.48)       (.66)      (0.30)        ---         ---
    (Loss) from discontinued operations - pre-tax                 ---       (4.35)        ---       (1.32)      (4.55)
    Extraordinary (loss) - pre-tax                                ---         ---       (0.89)      (0.20)        ---
    Cumulative effect of change in accounting for
      income taxes                                                ---         ---         ---        0.67         ---
                                                            ---------------------------------------------------------
         Net income (loss)                                       $.40        $.11       $0.26       $0.46       $0.07
                                                            ---------------------------------------------------------

RATIOS FROM CONTINUING OPERATIONS, NET OF
  REINSURANCE:
    Claim and claim adjustment expense ratio                    62.8%       60.1%       71.3%       74.1%       60.7%
    Underwriting expense ratio                                  38.5%       32.8%       19.6%       18.7%       19.4%
    Interest and other expense ratio                             8.3%       11.3%        8.2%        4.5%        2.7%
    Policyholder dividends ratio                                -6.7%       -6.4%        4.5%        7.4%        8.2%
                                                            ---------------------------------------------------------
         Continuing operations combined ratios,
              net of reinsurance                               102.9%       97.9%      103.6%      104.7%       91.0%
                                                            ---------------------------------------------------------

PRE-TAX NET INCOME (LOSS) AS A PERCENT OF NET
     EARNED PREMIUMS                                             3.0%       -6.1%        0.8%       -0.5%        0.4%
RATE OF RETURN ON BEGINNING EQUITY                               4.5%        0.9%        2.2%        4.1%        0.7%

FINANCIAL POSITION AT YEAR-END:
    Total cash and investments  - carrying value             $149,440    $163,951    $176,878    $150,179    $154,953
                                  - market value              149,440     166,103     172,706     156,744     154,294
    Total assets                                              306,569     240,781     286,776     264,098     291,487
    Long-term debt                                             98,961       8,530       9,730       6,743       9,192
    Claim and claim adjustment expense reserves               115,529     141,495     171,258     171,038     202,634
    Total liabilities                                         237,807     176,256     227,622     224,044     253,012
    Preferred securities issued by affiliate                   23,571      21,045      18,790         ---         ---
    Shareholders' equity                                       45,191      43,480      40,364      40,055      38,475
    Book value per share(1)                                    $13.11      $12.68      $11.77      $11.68      $11.22
    Outstanding shares(1)                                   3,446,492   3,430,373   3,429,873   3,429,873   3,429,873


                                                                      OPERATIONS FOR THE YEAR ENDED DECEMBER 31:

                                                                 1991        1990        1989        1988        1987
                                                            ---------------------------------------------------------
REVENUES:
    Net premiums written                                      $93,742    $124,957     $96,656     $75,229     $57,064
    Net earned premiums                                        98,119     124,114      91,127      71,780      53,108
    Net investment income (excluding capital gains
      and losses)                                               5,436       5,744       4,398       3,245       2,414
    Net capital gain (loss)                                       331        (223)        788        (550)       (167)
                                                            ---------------------------------------------------------
         Total revenues                                       103,886     129,635      96,313      74,475      55,355
                                                            ---------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS):
    Underwriting profit (loss) (2)                            (20,912)      3,978       4,994      12,433       4,260
    Investment income and capital gains                         5,767       5,521       5,186       2,695       2,247
    Interest (expense)                                           (158)       (478)       (603)       (570)        ---
    Other income (expense), net                                  (456)       (162)       (154)        152         (38)
    Federal income taxes benefit (expense)                      6,538      (1,741)     (1,820)     (4,175)     (1,592)
    Preferred securities (dividends and accretion) -
      pre-tax                                                     ---         ---         ---         ---         ---
    (Loss) from discontinued operations - pre-tax (3)             ---         ---         ---         ---         ---
    Extraordinary (loss) - pre-tax                                ---         ---         ---         ---         ---
    Cumulative effect of change in accounting for
      income taxes                                                ---         ---         ---         ---         ---
                                                            ---------------------------------------------------------
         Net income (loss)                                    ($9,221)     $7,118      $7,603     $10,535      $4,877
                                                            ---------------------------------------------------------

PER SHARE:(1)
    Income (loss) before items below - after all taxes         ($2.69)      $2.08       $2.22       $3.14       $1.47
    Preferred securities (dividends and accretion) -
      pre-tax                                                     ---         ---         ---         ---         ---
    (Loss) from discontinued operations - pre-tax                 ---         ---         ---         ---         ---
    Extraordinary (loss) - pre-tax                                ---         ---         ---         ---         ---
    Cumulative effect of change in accounting for
      income taxes                                                ---         ---         ---         ---         ---
                                                            ---------------------------------------------------------
         Net income (loss)                                     ($2.69)      $2.08       $2.22       $3.14       $1.47
                                                            ---------------------------------------------------------

RATIOS FROM CONTINUING OPERATIONS, NET OF
  REINSURANCE:
    Claim and claim adjustment expense ratio                    95.7%       67.9%       63.9%       53.2%       62.7%
    Underwriting expense ratio                                  27.9%       27.9%       27.4%       26.8%       25.9%
    Interest and other expense ratio                             0.6%        0.5%        0.8%        0.6%        0.1%
    Policyholder dividends ratio                                11.7%        1.9%        5.0%        4.4%        4.5%
                                                            ---------------------------------------------------------
         Continuing operations combined ratios,
             net of reinsurance                                135.9%       98.2%       97.1%       85.0%       93.2%
                                                            ---------------------------------------------------------

PRE-TAX NET INCOME (LOSS) AS A PERCENT OF NET
     EARNED PREMIUMS                                           -16.1%        7.1%       10.3%       20.5%       12.2%
RATE OF RETURN ON BEGINNING EQUITY                             -19.6%       17.6%       23.7%       51.5%       41.4%

FINANCIAL POSITION AT YEAR-END:
    Total cash and investments  - carrying value              $82,285     $86,183    $102,193     $64,844     $48,277
                                  - market value               85,463      86,641     102,447      64,109      47,721
    Total assets                                              124,843     172,726     158,759     103,697      69,299
    Long-term debt                                                ---       2,635       4,500       5,000         ---
    Claim and claim adjustment expense reserves                44,716      78,009      56,199      41,478      29,394
    Total liabilities                                          86,840     125,760     118,344      71,589      48,824
    Preferred securities issued by affiliate                      ---         ---         ---         ---         ---
    Shareholders' equity                                       38,003      46,966      40,415      32,109      20,475
    Book value per share(1)                                    $11.08      $13.70      $11.78       $9.58       $6.16
    Outstanding shares(1)                                   3,429,873   3,429,323   3,430,973   3,351,578   3,326,047


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1) Adjusted to reflect a four-into-one reverse stock split effective as of May 24, 1995.
(2) In 1991, several liabilities were revised upward including property and casualty and workers' compensation claims and claim adjustment expense of $22.6 million, policyholders dividends of $7.1 million, and employee severance of $1.2 million. In addition, premiums receivables were written down by $4.0 million.
(3) The Company's losses from discontinued operations resulted principally from contractors' and developers' liability business underwritten from 1986 to 1991.

 ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    The following discussion and analysis provides information that management believes to be relevant to an understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.


OVERVIEW


    GENERAL. The Company's net income was $1,963,000 for the year ended December 31, 1996 as compared to $371,000 for the same period in 1995. Net income per share for the year ended December 31, 1996 was $0.40 versus $0.11 in 1995. Income before preferred securities accretion, discontinued operations, and extraordinary loss was $3,630,000 for the year ended December 31, 1996 versus $11,701,000 in 1995. The decrease in the 1996 period is due principally to a $5.3 million fee for reinsurance, as well as an increase of $1.7 million from 1995 in claims and claims adjustment expense. Income before preferred securities accretion, discontinued operations, and extraordinary loss, excluding the above discussed adjustments, was $10,630,000 for the year ended December 31, 1996 as compared to $11,701,000 for the comparable period in 1995.

    The Company's net income was $371,000 for the year ended December 31, 1995, versus $894,000 in 1994. Net income per share was $0.11 for 1995 versus $0.26 in 1994. Income before preferred securities accretion, discontinued operation, and extraordinary loss was $11,701,000 for 1995 versus $3,599,000 in 1994, due principally to favorable adjustments relating to prior year income effects totaling $13.7 million, consisting of favorable workers' compensation reserve development, adjustments to policyholder dividend reserves, and tax benefits resulting from an IRS settlement. Net income for both 1995 and 1994 was impacted by extraordinary items, including a $9,842,000 net of tax charge to discontinued operations in the second quarter of 1995, and $2,022,000 net of tax charge associated with the retirement of the Company's debt incurred in 1992, effective June 30, 1994.

    Net income from 1995 accident and policy year operations was generally lower versus 1994 due to decreased premium production before and after reinsurance, increased commission expense caused by reductions in ceded commissions, increased overhead expenses, and accrued preferred securities accretion.

    The operating results of the workers' compensation insurance industry are subject to significant fluctuations from quarter to quarter and from year to year due to the effect of competition on pricing, the frequency and severity of losses incurred in connection with general economic conditions and changes in regulatory environment. Fluctuations in interest rates also have a significant impact on the Company's operating results, as over 50% of the Company's total assets were interest-bearing investments at December 31, 1996.

    SNIC is domiciled in the State of California and prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the DOI. SNIC received written approval from the DOI as to the accounting for certain aspects of its Centre Re aggregate excess of loss contracts and the accounting of the assets of SNIC's subsidiary, WSSC. See Note 10 to the Consolidated Financial Statements.

    In 1994, after the Company's decision to withdraw from the property and casualty markets late in 1993, the Company's management focused its effort on its workers' compensation operations. Also during 1994, several major financing transactions were completed as discussed in the "Financial Condition" section below.

    In September 1993, in addition to discontinuing its property and casualty business, the Company also discontinued writing workers' compensation insurance through its Calabasas Branch due to its poor underwriting results. Management attributed this situation to the prolonged recession in Southern California as well as the litigious nature of the area which, in addition to increasing overall claim costs, had a greater prevalence of fraudulent claims than other geographical areas in California. Management does not expect the adverse developments experienced during 1993 and 1992 on prior years' Southern California business to continue in the future. As of December 31, 1996, the discontinued Calabasas Branch continued to "run off" in accordance with management's expectations.

    During the first half of 1995, the Company re-entered the Southern California market with a new marketing and underwriting team targeting different producers, insureds and industries. The effect of this operation has not been material, with net premiums written totaling $7.5 million, 8% of the total premium written, for 1996.

    CHASE LOAN. In November 1996, the Company entered into a financing transaction involving Centre Re and Chase Manhattan Bank (Chase). Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re.

    The principal balance of the loan amortizes based on the payout pattern of the underlying claims of the reinsurance receivables. Approximately $6.0 million will be payable in 1997; $33.7 million in 1998; $25.6 million in 1999; $15.2 million in 2000 and immaterial annual amounts thereafter through 2004 totaling approximately $11.2 million. The effective interest rate of the loan will be approximately 6.87%. See Note 8 to Consolidated Financial Statements. The reason for the transaction was its positive impact on liquidity and anticipated positive impact on investment income in future periods. The realization of investment income is dependent on the performance of the Company's portfolio, as well as factors beyond the Company's control, such as interest rates and economic conditions generally.

    PRIM ACQUISITION. The Company has agreed to acquire Pac Rim Holding Corporation for $42 million in cash. (The acquisition is subject to regulatory and shareholder approval.) PRIM, through its wholly-owned subsidiary, the Pacific Rim Assurance Company ("PRAC"), is engaged in the underwriting of workers' compensation insurance principally in California, and also in Arizona, Texas, Georgia and Alabama. The acquisition of PRIM provides the opportunity for the Company to realize immediate strategic and financial benefits. The consolidation of two mid-sized companies whose home offices are located only eight miles apart should provide significant economies of scale that neither company could achieve independently. The combined company will be able to spread fixed costs over a wider premium base. In addition, PRIM's strong presence in Southern California complements the Company's historical focus on Northern and Central California. The foregoing statements contain forward-looking statements regarding efficiencies and economies of scale that management believes may be achieved through the acquisition of PRIM. Realization of management's beliefs and projections will depend on a number of factors, including management's successful execution of its business plan for integrating the operations of the two companies, the insurance market's reception to the combined companies, and other factors beyond the Company's control.

    The terms of the transaction with PRIM represent a $12 million purchase price reduction from the $54 million purchase price announced in September 1996. An increase in the loss and loss adjustment expense reserves of PRAC by $12 million as of December 31, 1996 necessitated renegotiation of the terms of the prior agreement. The reserve adjustment resulted in PRAC experiencing an operating loss of $15.9 million in 1996 for the fiscal year ended December 31, 1996. In order to recognize the full benefits of the transaction, the Company intends to strengthen PRAC financially by contributing $10 million to PRAC's capital. Depending on claims experience, additional reserve strengthening for PRAC (to be renamed Superior Pacific Casualty Company) could be required over the next five years for accident years 1996 and prior; however, such reserve adjustments would not be expected to be material to the combined Company's operating results, and the Company expects to realize strategic and financial benefits from the acquisition as outlined in the previous paragraph.

    Financing for the acquisition of PRIM and the capital contribution will be obtained by issuing 2,390,438 shares of Common Stock under a Stock Purchase Agreement entered into September 17, 1996, as amended and restated February 17, 1997, by and among the Company, Insurance Partners, L.P., Insurance Partners (Offshore) Bermuda, L.P., TJS Partners, L.P. and members of management of the Company. The shares will be sold at $7.53 per share for a total of $18 million. In addition, the Company will borrow $44 million from a syndicate of banks led by Chase, and use part of the proceeds of such loan to refinance existing long-term debt as well as for the acquisition and capital contribution. While the Company believes that an efficient market will have already made appropriate allowances in arriving at the current price of the Company's shares, the issuance of Common Stock upon closing of the PRIM transaction at $7.53 per share represents a significant dilutive event to shareholders based upon the closing price of $13.50 per share on Nasdaq for the Company's Common Stock on March 5, 1997. In addition, certain of the purchasers under the Stock Purchase Agreement will be granted registration rights, and it is likely that all purchasers will be able to sell shares into the public market under Rule 144 under the Securities Act, beginning in limited amounts after one year, and, for purchasers who are not then affiliates, in unlimited amounts after two years.


FINANCIAL CONDITION

    Total assets increased $65.8 million to $306.6 million at year-end December 31, 1996. The increase was primarily the result of the proceeds received from the Chase financing agreement, which were partially offset by a $14.5 million decrease in investments and a $14.3 million decrease in reinsurance recoverable.

    Total liabilities increased $61.6 million to $237.8 million. The increase in total liabilities is due to the recording of $92 million in long term debt related to the Chase financing agreement.

    Reinsurance recoverable on unpaid losses decreased $13.8 million in 1996 primarily due to the settlement of the 1991 Contract and the return of our funds withheld assets. Premiums receivable decreased due to improved collection efforts by the Company.

    Policyholder dividends liability decreased $8.1 million due to 1996 dividend payments to policyholders of $1.3 million and adjustment to policyholders dividend reserves of $6.8 million in response to the market change in pricing from a statutory basis to an open rating basis. The Company has discontinued paying policyholder dividends.


RESULTS OF OPERATIONS

    Premiums have stabilized in 1996 from the decline in 1995. This stabilization is due to management's focus on small profitable accounts and the renewal of those accounts. Premiums had been declining due to competitive pressures and strategic decisions to focus on smaller accounts. Management is committed to maintaining operating margins by avoiding exchanging margins for market share.

    Over the past three years, the underwriting results have fluctuated significantly. The 1996, 1995 and 1994 years returned an underwriting profit of $4.8 million, $12.1 million and $5.0 million, respectively. The 1996 decrease in comparison to the 1995 underwriting results was due primarily to a $5.3 million charge recorded in 1996 related to the settlement of the 1993 Centre Re contract and an increase in net claims and claims adjustment expenses of $1.7 million due to adverse development in the 1995 accident year. The 1995 improvement as compared to 1994 was due to decreases in workers' compensation reserves of $2.2 million and policyholders dividend reserves of $5.7 million. These decreases were partially offset by increased underwriting, overhead and general and administrative expenses.

    During the second quarter of 1995, the Company received a $1.7 million tax refund from the Internal Revenue Service, which confirmed the Company's tax net operating loss ("NOL") position. Accordingly, the valuation allowance that was established with the adoption of FAS 109 in 1993 is no longer deemed necessary. The Company's management has reviewed its deferred tax asset balance and concluded it is more likely than not the entire deferred tax asset will be realized. Management's conclusion is based on the utilization of its NOL and its expectation that sufficient taxable income will be generated in future periods. The Company is expected to be profitable in the future and has demonstrated such for the last three years ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Selected financial data as reported for the twelve months ended December 31, 1996 and 1995 are presented below.



                                             TWELVE MONTHS ENDED DECEMBER 31,
                                             --------------------------------
                                                   1996             1995
                                             ---------------   --------------
                                                  (Dollars in thousands)

Gross premiums written                         $     99,282    $    97,084
Net premiums written                                 87,715         89,139
Net premiums earned                                  88,648         89,735

Claims and claim adjustment expenses                 55,638         53,970
Underwriting expenses                                34,138         29,447
Policyholder dividends                               (5,927)        (5,742)

Underwriting profit (loss)                            4,799         12,060

Net investment income                                 7,769          9,784

UNDERWRITING RATIOS (GAAP BASIS)
Claims and claim adjustment expense ratio             62.8%           60.1%
Underwriting expense ratio                            38.5%           32.8%
Policyholder dividends ratio                         (6.7)%          (6.4)%
                                             ---------------   --------------
Combined ratio                                        94.6%           86.5%
                                             ---------------   --------------
                                             ---------------   --------------

    GROSS PREMIUMS WRITTEN increased 2.3% to $99.3 million in 1996 from $97.1 million in 1995. The increase in premiums written is attributable to SNIC's strategy to underwrite smaller risks. The Company's strategy is to continue to focus on profitable operating margins first and market share second. The Company continues to make strenuous efforts to increase production, subject to the constraints of sound underwriting, and to develop profitable niches. The result of this strategy was a 24% increase in policy count, which was offset by a 20% decrease in average written premiums per policy. The Company believes the acquisition of PRIM will enhance its ability to pursue this strategy.

    NET PREMIUMS EARNED decreased 1.2% to $88.6 million in 1996 from $89.7 million in 1995. The decrease in net premiums earned, coupled with an increase in gross premiums written, reflects an increase in ceded insurance.

    CLAIMS AND CLAIM ADJUSTMENT EXPENSE increased 3.1% to $55.6 million in 1996 from $53.9 million in 1995. The increase of $1.7 million is due to adverse development in the 1995 accident year. The claims and claim adjustment expense ratio as a percentage of net earned premium increased slightly to 62.8% in 1996 from 60.1% in 1995.

    UNDERWRITING EXPENSES, excluding policyholder dividends, increased $4.7 million or 16% in 1996 from 1995. The increase was due primarily to a $5.3 million adjustment recorded in the second quarter of 1996 for accrued costs related to the settlement of a reinsurance contract. Underwriting expenses for 1996, excluding the $5.3 million in accrued costs, were $28.8 million as compared to $29.4 million in 1995. The underwriting expense ratio, excluding the $5.3 million in accrued costs, was 32.5% for 1996 which is comparable to 32.8% in 1995.

    POLICYHOLDER DIVIDENDS for 1996 were comparable to 1995, a decrease of $5.9 million in 1996 versus a decrease of $5.7 million in 1995. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividend paying is no longer a significant factor in the marketing or selling of workers' compensation insurance in California.

    UNDERWRITING PROFIT from continuing operations decreased $7.2 million to $4.8 million in 1996 from $12.0 million in 1995. The change in underwriting results for 1996 is attributable to a $4.7 million increase in underwriting expense principally due to the cost of canceling the Centre Re contract and a $2.0 million increase in claims and claim adjustment expense due mainly to prior accident year adverse development.

    NET INVESTMENT INCOME decreased $2 million or 20% in 1996 as compared to 1995. The decrease is attributable to a decrease in the average investable assets of $11.3 million, and a decline in the average portfolio investment yield as a result of generally lower market interest rates in 1996 as compared to 1995. See the discussion in LIQUIDITY AND CAPITAL RESOURCES below. The Chase financing, discussed above, substantially increased the size of the investment portfolio on which SNIC retains the investment income. However, that transaction took place too late in 1996 to have a material effect on 1996 net investment income results.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Selected financial data as reported for the twelve months ended December 31, 1995 and 1994 are presented below.

                                             TWELVE MONTHS ENDED DECEMBER 31,
                                             --------------------------------
                                                   1995             1994
                                             ---------------   --------------
                                                  (Dollars in thousands)

Gross premiums written                              $97,084       $134,769
Net premiums written                                 89,139        105,946
Net premiums earned                                  89,735        110,418

Claims and claim adjustment expense                  53,970         78,761
Underwriting expenses                                29,447         21,660
Policyholder dividends                               (5,742)         4,983

Underwriting profit                                  12,060          5,014

Net investment income                                 9,784          9,049

UNDERWRITING RATIOS (GAAP BASIS)
Claims and claim adjustment expense ratio             60.1%          71.3%
Underwriting expense ratio                            32.8%          19.7%
Policyholder dividends ratio                         (6.4)%           4.5%
                                             ---------------   --------------
Combined ratio                                        86.5%          95.5%
                                             ---------------   --------------
                                             ---------------   --------------


    GROSS PREMIUMS WRITTEN decreased $37.7 million or 28% in 1995 from 1994.
The significant decrease in premium production was due to the competitive effects of the open rating system in California which replaced California's minimum rate law effective January 1, 1995. In 1995, production measured in policy counts was 8% higher than the 1994 period, but the estimated annual premium associated with those policies was down 26%. The Company's strategy is to continue to focus on profitable operating margins first and market share second. The Company is making strenuous efforts to increase production, subject to the constraints of sound underwriting standards, and to reduce the Company's fixed and semi-fixed expense ratios commensurate with premium levels. Since 1995, the Company has pursued new markets and distribution channels to increase market share in profitable niches, such as Phoenix, Arizona, which commenced operations October 1, 1995.

    NET PREMIUMS WRITTEN decreased $16.8 million or 16% in 1995 from 1994. The decrease in net premiums written is reflective of the decrease in gross premiums written as discussed above, but was partially offset by a decrease in ceded premiums of $20.9 million for the twelve months ended December 31, 1995. The decrease in ceded premiums of $20.9 million was related to a reduction in the ceding rate from 20% in 1994 to 5% in 1995 in the quota-share contract with ZRC and lower direct premium production in 1995 compared to 1994.

    NET PREMIUMS EARNED decreased $20.7 million or 19% in 1995 from 1994. The decrease in net premiums earned reflects the decrease in net premiums written described above.

    CLAIMS AND CLAIM ADJUSTMENT EXPENSE decreased $24.8 million or 31% in 1995 from 1994. The claims and LAE ratio decreased 11.2 percentage points to 60.1% in 1995 from 71.3% in 1994. The 1995 claims and LAE include a $2.2 million decrease in the estimated ultimate claims and LAE on accident years prior to 1995 as a result of continued decreases in the Company's estimates of frequency and severity of claims incurred for those years. The Company's estimates are consistent with those of its outside actuaries. This favorable development provided a 2.5 percentage point improvement in 1995. The remaining decrease of 8.7% in claims and LAE ratio was due to the decline in frequency and severity of the reporting claims to the Company continued through 1995 accident year.

    UNDERWRITING EXPENSES, excluding policyholder dividends, increased $7.8 million or 36% in 1995 from 1994. The increase was primarily due to a $4.5 million decrease in ceding commissions in 1995 from the quota-share contract with ZRC offset, in part, by a decrease in direct commission expense of $3.0 million due to lower premium production. The remaining increase in underwriting expenses was due to higher general and administrative expenses in 1995.

    POLICYHOLDER DIVIDENDS decreased $10.7 million in 1995 from 1994. The decrease was primarily due to $5.7 million reduction in the policyholder dividend accrual in 1995 compared to a policyholder dividend accrual of $5.1 million in 1994.

    UNDERWRITING PROFIT from continuing operations increased $7.0 million for the year ended December 31, 1995. The improvement was primarily due to a $10.5 million increase in underwriting profit attributable to a $4.8 million decrease in workers' compensation reserves and $5.7 million reduction in policyholder dividends. In 1995, the Company, based upon internally developed estimates, decreased workers' compensation reserves by $4.8 million due to continued favorable loss reserve development on accident years prior to 1995. The Company's estimates are consistent with reserve estimates of its outside independent actuaries. Also, in 1995, the Company adjusted its reserves for policyholder dividends downward by $5.7 million. This was offset by an increase in underwriting expense of $7.8 million in 1995. The $7.8 million increase in 1995 was primarily due to a $3.0 million decrease in ceding commission as compared to 1994. Underwriting results for the twelve months ended December 31, 1995, excluding the unusual items discussed earlier, decreased $0.9 million due primarily to decreased premium production not commensurate with the decrease in commission and overhead expenses.

    NET INVESTMENT INCOME increased $0.7 million or 8.1% for the period ended December 31, 1995. Of the $0.7 million increase, $0.1 million was attributable to a 10 basis point increase in the investment yield to 5.70% for the twelve months of 1995 from 5.60% for the 1994 period. The increase is generally due to higher investment yields received as a result of general increases in interest rates during the second half of 1994. The remaining $0.6 million increase occurred as a result of a 6.3% increase in average investable assets at December 31, 1995 versus December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to fulfill its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected from policies sold and investment income generated from its existing portfolio. The Company's cash outflows are required primarily to pay policyholders' claims, operating expenses, and, historically, dividend obligations. Generally, premium is collected months or years before claims are paid under the policies purchased by the premium. These funds are used first to pay current claims and expenses. The balance is invested in high quality securities to augment the investment income generated by the existing portfolio. Beginning in 1995, there has been a negative impact on cash flows due to several factors, including a decline in premiums as a result of the open rating system adopted in California effective January 1, 1995 and the continued payments of property and casualty claims. While the Company monitors its cash flow carefully, it does not view the trend negatively as it reflects the run-off of claims written on the higher premium volumes that existed prior to January 1, 1995, the start of open rating. Further, the Company's open reserves of P&C claims have declined from $40.5 million in December 1995 to $25.5 million in 1996. In 1996, somewhat off-setting these factors are the recovery of reinsurance receivables under the 1991 Centre Re contract, but such receivables have now been purchased by SNIG and pledged as collateral to Chase . Additionally, as a result of a pay down of its workers' compensation claims and claim adjustment expense, the Company expects the DOI to release approximately $20 million in excess assets currently pledged to secure future workers' compensation claims. Subsequent to the release of the excess assets, additional funds will be available for any working capital needs of the Company. Furthermore, the Chase financing described above has had a positive impact on liquidity and is anticipated to have a positive impact on investment income in future periods, although realization of additional income is not assured.

    For its insurance operations, SNIC must have available cash and liquid assets to meet its obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting its ordinary operating costs. It is management's opinion that its present cash resources, with the addition of $44 million in additional bank debt and $18 million in equity anticipated in connection with the PRIM acquisition, are sufficient to meet the needs of the Company, including after the acquisition of PRIM.

    After the closing of the PRIM acquisition, should it be completed, the Company may seek to boost the statutory capital of SNIC in order to pursue new business opportunities. On February 4, 1997, the Company announced the signing of a non-binding letter of intent to complete a private placement of Common Stock with Insurance Partners, L.P. ("IP Delaware") and Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda," and with IP Delaware, "IP"), parties providing the bulk of the equity investment in the PRIM transaction, of up to $32.5 million, at a price of $11.775 per share, and to issue rights to purchase Common Stock to shareholders and warrant holders of record as of the close of business on February 4, 1997 in order to raise a matching amount of capital of up to $32.5 million, in which rights offering IP would act as standby purchaser. The letter of intent contemplated that the funds would be used by the Company to participate in the rehabilitation of Golden Eagle Insurance Company. However, after the Company determined it would not participate in the rehabilitation, at least in the near term, it requested that IP keep the letter of intent in place should the Company desire to raise additional capital following the closing of the PRIM transaction, so as to provide the Company added financing flexibility. Additional capital could help the Company better compete in the turbulent market in California for provision of workers' compensation insurance, better position the Company with respect to review by insurance rating agencies, and permit growth in premium volume. The additional capital needs of the Company, if any, have yet to be determined and any transaction may be delayed to better gauge the business opportunities generated by the PRIM transaction and the reaction of rating agencies to the combination of the companies. Before proceeding with any transaction with IP under the letter of intent, the Board of Directors will consult with financial advisors as to fairness and, if necessary, based upon the number of shares to be issued and other factors, will seek shareholder approval to issue additional stock. To the extent consistent with the fiduciary duties of the Board of Directors, the Company has indicated to IP that it would offer IP the first opportunity to provide additional capital under the terms of the letter of intent, should the need for additional capital arise. The issuance of rights to purchase Common Stock, if it occurs, would be subject to registration with the SEC under the Securities Act. Any offering of rights, if made, would be made only by means of a prospectus.

    The effect of inflation on the revenues and net income of SNIG and SNIC during all three periods discussed below was not significant.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of December 31, 1996, the Company had total cash, cash equivalents and investments of $149.4 million. This amount includes $1.45 million in restricted investments. The Company's remaining invested assets were comprised of $46.3 million in bonds and notes, held at market value; $1.2 million in equity securities; and $100.5 million in cash and invested cash, including certificates of deposit with maturities less than one year and money market deposits. It is management's belief that the liquidity of these investments is sufficient to meet the Company's obligations and liabilities through December 31, 1997.

    The Company used $14.9 million in cash from operating activities for the year ended December 31, 1996 compared to $23.8 million during the year ended December 31, 1995. The improved cash flow from operations was primarily the result of lower claim and claim adjustment expense payments and policyholder dividends. This positively impacts liquidity and investment income in future periods. See OVERVIEW.

    Early in 1995, SNIC entered into a reverse repurchase facility with a national securities brokerage firm ("broker") that allows SNIC to engage in up to $5 million in reverse repurchase transactions secured either by U.S. Treasury instruments or U.S. Agency debt. This arrangement provides SNIC with additional short-term liquidity. Under the facility, SNIC contacts the broker and indicates the size of the reverse repurchase transaction desired, and the nature of the security SNIC proposes to "sell" to the broker. Based upon the characteristics of the security, the broker indicates at what price it will purchase the security and what rate they will sell the security back to SNIC in 30 days. SNIC then transfers the security to the broker in exchange for the agreed-upon proceeds. SNIC repurchases the security from the broker at a later date at a previously agreed-upon price. SNIC may roll over any reverse repurchase transaction, and the transaction is repriced at the time of roll over. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is relatively inexpensive as compared to bank debt. Reverse repurchase transactions are viewed as short-term financing both by the DOI and current accounting literature. As of December 31, 1996, SNIC had no obligation outstanding under this facility. Historically, for long-term financing, the Company required borrowings in order to meet its obligations.

    Because SNIG depends primarily on dividends from its insurance subsidiary for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC to SNIG. Insurance companies are also subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No cash dividends were paid in 1996 and 1995.

    SNIC is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1997 is approximately $1.9 million. These leases expire from 1997 to 2001. See Note 12 to the Consolidated Financial Statements.

    Excluding the Company's commitment to acquire PRIM, the Company has no significant cash commitments beyond its obligations to pay claims, ceded reinsurance premiums, lease expenses and the Company's commitments to pay principal and interest on the bank debt.

    Effective June 30, 1994, the Company entered into a $10 million term loan agreement (the "1994 Loan") with Imperial Bank, which was used to retire subordinated notes issued during 1992. This term loan is to be fully amortized over seven years with quarterly payments of $300,000 plus interest per quarter for years one and two, $350,000 plus interest per quarter for years three and four, and $400,000 plus interest per quarter for years five, six and seven. Effective July 1, 1995, the borrowing rate was changed from Imperial Bank's prime rate plus one half percent to a fixed rate of 8% per annum. Additionally, under the amended terms of the 1994 Loan, the Company could not prepay the Loan until July 1, 1996. At such time, the Loan may be prepaid based upon an agreed upon premium which varies by year. The premium for 1997 is 3.5%; 1998 is 2.5%; 1999 is 1%; and 2000 is none.


    The Company must adhere to certain requirements and provisions to be in compliance with the terms of the Imperial Bank notes. The provisions require SNIC to maintain certain financial ratios and SNIG to maintain Imperial Bank certificates of deposit in an amount equal to 20% of SNIG's outstanding balance under the 1994 Loan. At December 31, 1996, the Imperial Bank certificates of deposit were $1.5 million, all of which was restricted. The Company is in compliance with all loan covenants as of December 31, 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    As of December 31, 1995, the Company had total cash, cash equivalents, and investments of $163.9 million. Included in these amounts is an aggregate of $114.9 million in funds withheld from Centre Re. As of December 31, 1995, the Company's investment balances were comprised of $42.1 million in bonds and notes available-for-sale, $.7 million in common equity securities, $114.9 million in funds withheld from reinsurers and $6.3 million in cash and invested cash, including certificates of deposit with maturities of less than one year and money market deposits.

    The Company used $23.8 million in cash from operating activities for the twelve months ended December 31, 1995 compared to cash generated of $6.2 million for the comparable period of the prior year. The $30.0 million decline in cash from operating activities was primarily due to $23.1 million decrease in premiums received net of reinsurance in 1995.

    The Company (used) generated ($1.2) million and $21.6 million in cash from financing activities in 1995 and 1994, respectively. The use of cash in 1995 was related to the principal paydown of the bank term loan. The cash generated by financing activities in 1994 was funded principally by the sales of preferred securities ($18.0 million) and warrants to affiliates of Centre Re ($2.0 million), and the net proceeds of refinancing the Company's 1992 Notes with bank debt ($2.1 million).

    Net cash provided by investing activities was $28.8 million in 1995 which was used to fund the Company's operations. In 1994 net cash used in investing activities in 1994 was primarily due to the purchase of short-term investments with funds obtained from the sale of the preferred securities and warrants described above.


TAXES

    As of December 31, 1996, the Company had available $86.1 million in NOLs to offset taxable income recognized by the Company in periods after December 31, 1996. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. If the issuance of 2,390,438 shares of Common Stock to IP and the other purchasers is completed, any additional 5% shift of ownership in the Company may result in a "change of ownership" under
Section 382 of the Code, and severely limit the Company's ability to utilize NOLs. In order to issue the new stock and complete the PRIM acquisition, the Company must obtain shareholder approval of a charter amendment that would prohibit 5% owners of the Company's Common Stock (including holders of options and warrants) from acquiring additional stock and prohibit any additional person or entity from becoming a 5% holder of Common Stock. The prohibition against 5% changes in ownership would expire three years after the closing of the PRIM acquisition, which is expected to occur in April 1997. The Company would also reincorporate in Delaware, in part to better implement the charter amendment.

ACCOUNTING STANDARD ADOPTED

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal year beginning in 1996. The Company has adopted the disclosure method of accounting for SFAS 123. SFAS 123 will not have a material impact on the consolidated financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information is set forth below concerning the directors of the Company, and the year in which each director was first elected as a director of the Company.

        NAME               AGE   POSITION WITH THE  COMPANY      DIRECTOR
                                                                  SINCE
-------------------------  ---  -----------------------------    --------
Steven D. Germain (2)       43  Director                           1995

Thomas J. Jamieson (1)(3)   54  Director                           1985

Gordon E. Noble (2)         68  Director                           1990

C. Len Pecchenino (1)       69  Director                           1988

Craig F. Schwarberg (1)(3)  41  Director                           1992

Robert A. Spass             41  Director                           1992

Bradley E. Cooper (2)(3)    30  Director                           1992

William Gentz               56  President, Chief Executive         1994
                                Officer and Director

J. Chris Seaman (3)         42  Executive Vice President, Chief    1993
                                Financial Officer and Director

---------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Investment Committee

     No arrangement or understanding exists between any director and any other person pursuant to which any director holds such position. None of the directors has any family relationship to any other director or executive officer of the Company.

     STEVEN D. GERMAIN was elected to the Company's Board of Directors in April 1995. From 1988 to 1994 he served as General Counsel to the Centre Reinsurance Group of Companies. Since 1994 he has served as Managing Director of Centre ReSource Limited, a company that provides management services to the Centre Reinsurance Group of Companies. Mr. Germain continues to serve as a director and as Senior Vice President, General Counsel and Secretary to Centre Re and as a director, Senior Vice President and Secretary of CentreLine. Mr. Germain is also a director, President and Chief Executive Officer of Home Holdings, Inc. and a director of certain of its subsidiaries.

     THOMAS J. JAMIESON has been a director of the Company since December 1985. Since 1971, he has served as President of Jaco Oil Company. He is also active as an independent investor. Mr. Jamieson has been a director of Berry Oil Co. since 1993.

     GORDON E. NOBLE became a director of the Company in October 1990. Since July 1990, he has been Chairman and Chief Executive Officer of Commodore Insurance Services. From January 1986 to January 1989, Mr. Noble served as Executive Vice President and as a director and member of the Executive Committee of Sedgwick James, an international insurance brokerage and risk management firm.

     C. LEN PECCHENINO became a director of the Company in May 1988 and was elected as Chairman in June 1994. He served as the Company's Chief Executive Officer from September 1991 to February 1992 and as the President and Chief Executive Officer from February 1994 to May 1994. He also served as the Chairman from

September 1991 to August 1992. Mr. Pecchenino was President and Chief Operating Officer of IC Industries, Inc. from November 1985 until he retired in 1986.
From 1984 to November 1985, he was President and Chief Executive Officer of Pneumo Corporation, which was acquired by IC Industries in October 1984. Prior to 1984, he was Executive Vice President of Pneumo Corporation. IC Industries and Pneumo Corporation operated a number of companies in various industries, including manufacturing, aerospace and retailing.

     CRAIG F. SCHWARBERG was appointed to the Board of Directors in March 1992. From 1991 to the present, Mr. Schwarberg has worked for International Insurance Advisors, Inc. ("IIA"), serving as a Managing Director through February 1994. From 1994 to March 1996, Mr. Schwarberg was a director and Chairman of the Board of NACOLAH Holding Corporation. From 1983 to 1990, he was associated with Lehman Brothers, a division of Shearson Lehman Brothers Inc. He was an associate from 1983 to 1986, Vice President from 1986 to 1990 and Senior Vice President during 1990.

     ROBERT A. SPASS was appointed to the Board of Directors in March 1992. Since 1990, Mr. Spass has served as President and Chief Executive Officer, and a director, of IIA. From 1994 to the present, Mr. Spass has been a Managing Partner of Insurance Partners Advisors, L.P. and a director of Unionamerica Holdings plc, and from 1994 to March 1996 was a director of NACOLAH Holding Corporation. Since January 1996, he has served as a director of Highlands Insurance Group, Inc. From 1984 to 1990, Mr. Spass was associated with Salomon Brothers Inc, where he was an associate from 1984 to 1985, Vice President from 1985 to 1988, and a director from 1988 to 1990. Mr. Spass has served from 1991 to 1995 as a director of Home Holdings, Inc., the parent company to The Home Insurance Company. From 1990 to 1996 he served as a director of National Reinsurance Holdings Corp., the holding company for National Reinsurance Corp. In both these director positions he serves as the designee of III pursuant to separate shareholder agreements.

     BRADLEY E. COOPER became a director of the Company in May 1992. From 1988 to 1990, Mr. Cooper was an analyst at Salomon Brothers Inc. From May 1990 to February 1994, Mr. Cooper served as Vice President of IIA. From 1994 to the present, Mr. Cooper has been a Principal of Insurance Partners Advisors, L.P. Since January 1996, he has served as a director of Highlands Insurance Group, Inc.

     WILLIAM GENTZ became a director of the Company in June 1994. Mr. Gentz has held the position of President and Chief Executive Officer since mid-1994. Mr. Gentz joined the Company after seventeen years at Zenith Insurance Company where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. Mr. Gentz began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

     J. CHRIS SEAMAN became a director of the Company in March 1993. Mr. Seaman has held the positions of Executive Vice President since February 1995 and Chief Financial Officer since July 1991. Prior to joining the Company, Mr. Seaman was the CFO of a private company engaged in insurance company acquisitions following ten years with Ernst & Whinney. Mr. Seaman previously held staff and management positions at Industrial Indemnity Insurance Company and Allianz of America Corporation, respectively.

EXECUTIVE OFFICERS

     Set forth in the table below are the names, ages and current offices held by all executive officers of the Company and SNIC. Unless specifically noted, the positions named are held at both the Company and at SNIC.


NAME                  AGE  POSITION WITH THE COMPANY         EXECUTIVE OFFICER
----                  ---  -------------------------               SINCE
                                                                   -----

William L. Gentz      56   President and Chief Executive Officer    1994
J. Chris  Seaman      42   Executive Vice President and             1991
                            Chief Financial Officer
Arnold J. Senter      54   Executive Vice President and             1997
                            Chief Operating Officer
Joseph P. Wolonsky    50   Senior Vice President                    1989
Thomas I. Boggs, Jr.  50   Senior Vice-President-                   1995
                            Underwriting, SNIC
Karl O. Johnson       65   Senior Vice President, SNIC              1989
Douglas R. Roche      57   Senior Vice President                    1990
Robert E. Nagle       48   Senior Vice President, General           1996
                            Counsel and Secretary
James L. Cinney       56   Senior Vice President, SNIC              1994
Matthew  Natalizio    41   Vice President                           1994
Sue A. Binder         49   Vice President, SNIC                     1992
Harold J. Fedora      46   Vice President, SNIC                     1993
Curtis H. Carson      36   Vice President, SNIC                     1997
Jack W. Solomon       63   Resident Vice President, SNIC            1991
Robert J. Niebur      61   Resident Vice President, SNIC            1995


     Executive officers of the Company are elected by and serve at the discretion of the Board. No arrangement exists between any executive officer and any other person or persons pursuant to which any executive officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all of the executive officers.

WILLIAM L. GENTZ has held the position of President and Chief Executive Officer since mid-1994. Mr. Gentz joined the Company after seventeen years at Zenith Insurance Company where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. Mr. Gentz began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

J. CHRIS SEAMAN has held the positions of Executive Vice President since February 1995 and Chief Financial Officer since July 1991, and has served as a director of the Company since March 1993. Prior to joining the Company, Mr. Seaman was the CFO of a private company engaged in insurance company acquisitions following ten years with Ernst & Whinney. Mr. Seaman previously held staff and management positions at Industrial Indemnity Insurance Company and Allianz of America Corporation, respectively.

ARNOLD J. SENTER has held the position of Executive Vice President and Chief Operating Officer since February 1997. Prior to joining the Company, Mr. Senter most recently served as Senior Vice President, Southwest and Southeast Operations, at Zenith National Insurance Company, and had previously held various operational positions in nearly every functional area for Zenith since 1981. Mr. Senter has 30 years experience with both regional and national carriers.

JOSEPH P. WOLONSKY has held the position of Senior Vice President and General Counsel from 1989 to December 1995, and was appointed to the position of Chief Claims Officer in December of 1992. Prior to joining the Company, Mr. Wolonsky had 12 years of insurance industry experience as General Counsel to a national credit life and accident and health general agency, and served as General Counsel to the Insurance Division of Borg-Warner Corporation.

THOMAS I. BOGGS, JR. was appointed Senior Vice President of Workers' Compensation Underwriting of SNIC effective March 1995. Previously he was Assistant Vice President of Fremont Compensation Insurance Company, and held various underwriting and marketing positions at Fireman's Fund Insurance Company, Cypress Insurance Company, Industrial Indemnity Insurance Company, and Safeco.

KARL O. JOHNSON has been responsible for SNIC's Central California Operations since 1989. He was promoted to Senior Vice President in 1994. Mr. Johnson has served with various insurance organizations in loss control and marketing capacities since 1955; he joined the Company in 1987.

DOUGLAS R. ROCHE was appointed Senior Vice President - Management Information Systems in 1994, prior to which he served as Vice President of Internal Operations from the time he joined the Company in 1990. From 1987 to 1990, Mr. Roche sold software and provided systems consulting services to the insurance industry. From 1969 to 1987 he held a variety of management positions in various insurance companies' systems analysis operations.

ROBERT E. NAGLE has held the position of Senior Vice President, General Counsel and Secretary since January 1996. From 1986 until he joined the Company, Mr. Nagle was corporate counsel and senior corporate counsel for Farmers Group, Inc.

JAMES L. CINNEY has held the position of Senior Vice President - Loss Control of SNIC since 1994. Before joining the Company, Mr. Cinney was self-employed in the hospitality industry for one year. Prior to that, he was Vice President, responsible for Loss Control, at Industrial Indemnity Insurance Company. Mr. Cinney has 30 years of workers' compensation loss control experience in a variety of staff and management positions with Industrial Indemnity Insurance Company, Zenith Insurance Company, Employee Benefits Insurance Company, and Hanover Cal/Comp Insurance Company.

MATTHEW NATALIZIO has held the position of Vice President - Finance and Treasurer since 1994. From 1988 until he joined the Company, Mr. Natalizio was employed by KPMG Peat Marwick LLP.

SUE A. BINDER has held the position of Home Office Claims Manager of SNIC since 1991 and was made a Vice President in 1992. Prior to 1991, Ms. Binder held a variety of claims department staff and management positions at Fremont Indemnity Company where she had been employed since 1977.

HAROLD J. FEDORA, JR. has held the position of Vice President - Claims Services of SNIC since 1993, prior to which he was Calabasas Branch Claims Manager. From 1975 to 1987 Mr. Fedora was employed at several insurance companies in various claims department staff and management positions.

CURTIS H. CARSON has held the position of Vice President Human Resources since January 1997. From 1984 until he joined the Company, Mr. Carson was employed by Farmers Insurance, most recently as Manager Human Resources.

JACK W. SOLOMON has held the position of Vice President of SNIC and Phoenix Manager since 1995 and was the Sacramento Branch Manager from 1990 until 1995. Prior to joining the Company, Mr. Solomon had 30 years experience in workers' compensation underwriting, marketing, and executive level management in a variety of insurance companies, principally in the mid-west.

ROBERT J. NIEBUR became Resident Vice President of SNIC, in charge of the South San Francisco branch in July, 1995. Prior to joining the Company, he was Workers' Compensation Manager for Flinn, Gray & Herterich, an insurance brokerage, from 1994 to 1995, and operated his own insurance consulting business from 1993 to 1994. For three years prior to that, Mr. Niebur was an operating executive with Great States Insurance Company and, earlier, he held various staff and executive positions over eleven years with Zenith Insurance Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's Directors and certain of its officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1996, with the exception of (i) Douglas R. Roche, an executive officer of the Company, who filed a late Form 4 in November 1996 to report his purchase in July 1996 of shares of Common Stock, (ii) Matthew Natalizio, an executive officer of the Company, who filed a Form 5 in February 1997 to report the granting to him in May 1996 of shares of restricted stock under the Company's 1995 Plan (as hereafter defined), which grant was not timely reported on a Form 4, and (iii) TJS Partners, L.P., a direct ten percent beneficial owner of Common Stock, and Thomas J. Salvatore, TJS Management, L.P., and TJS Corporation, the indirect beneficial owners of all securities held by TJS, each of which filed a late Form 4 in July 1996 to report five separate purchases of shares of Common Stock by TJS in April and May 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, of those persons who were, at December 31, 1996, (i) the chief executive officer and
(ii) the other four most highly compensated executive officers of the Company.


                                                     SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                 ---------------------------------------
                                                    ANNUAL COMPENSATION                              AWARDS      PAYOUTS
                                            ---------------------------------    ------------      ---------    --------
 NAME AND PRINCIPAL POSITION       YEAR     SALARY(1)     BONUS(2)     OTHER      RESTRICTED       SECURITIES     LTIP     ALL OTHER
                                                                       ANNUAL       STOCK          UNDERLYING    PAYOUTS     COMPEN-
                                                                      COMPEN-       AWARDS          OPTIONS/       (#)       SATION
                                                                      SATION       ($)(3)            SARS(#)                  ($)(4)
                                                                        ($)
----------------------------       ----     -------     ---------     --------    ----------       ----------    --------  ---------

William L. Gentz (5)               1996  $  298,300     $    -           -         $46,874 (6)        17,875       --         2,250
 President and Chief               1995     294,508       203,500        -          53,690            19,175       --         2,250
 Executive Officer                 1994     168,755       100,000        -                            31,250        -           --


J. Chris Seaman                    1996     235,298          -           --         36,223 (7)        13,813       --         2,250
 Executive Vice President          1995     215,600       128,500        --         40,170            39,325       --         2,250
 and Chief Financial Officer       1994     173,690        75,000        --             --               --        --         2,250


Joseph P. Wolonsky                 1996     168,974          -           --         21,306 (8)         8,125       --         2,250
 Senior Vice President             1995     163,700        53,500        --         24,700            20,050       --         2,250
 and Corporate Counsel             1994     145,200        30,000        --             --               --        --         2,250


Karl O. Johnson                   1996      143,974          -           --         21,306 (9)         8,125       --         2,007
 Senior Vice President            1995      135,200        27,000        --         16,900            17,300       --         2,250
                                  1994      131,108        27,000        --            --               --         --         2,250


Thomas I. Boggs, Jr.(10)          1996      155,800          -           --         21,306 (11)        8,125       --         2,163
 Senior Vice President            1995      115,917         7,000        --         13,000            12,150       --         1,098

                                  1994         -             -           --             --               --        --           --

--------------
(1) The amounts set forth for fiscal year 1996 include salary and other cash compensation paid in that year, other than amounts listed in the column entitled "Bonus."
(2) Bonus amounts represent cash payments and are presented in the year in which they are earned, although payment typically is made in March of the subsequent year. Bonus amounts for fiscal year 1996 have not yet been declared.
(3) Represents the fair market value of the underlying shares on the date of grant.
(4) Other than as specifically noted, represents the employer's contribution under the Company's 401(k) Plan.
(5) Mr. Furman K. Stanley resigned as President, Chief Executive Officer and director of the Company in February 1994. Mr. Pecchenino served as interim President, Chief Executive Officer and Chairman from February 1994 until Mr. Gentz's appointment to those positions in June 1994. During his tenure, Mr. Pecchenino received a total of $136,858 in cash compensation, with no bonus, long term compensation or other compensation earned or paid. Mr. Pecchenino was re-appointed as Chairman in June 1994 and continues to serve in that capacity.
(6) Represents a grant of 9,625 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1996, Mr. Gentz held an aggregate of 19,950 shares of restricted stock valued at $254,363, based upon the $12.75 per share fair market value of the Common Stock on such date.

(7) Represents a grant of 7,438 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1996, Mr. Seaman held an aggregate of 15,163 shares of restricted stock valued at $193,328, based upon the $12.75 per share fair market value of the Common Stock on such date.
(8) Represents a grant of 4,375 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1996, Mr. Wolonsky held an aggregate of 9,125 shares of restricted stock valued at $116,344, based upon the $12.75 per share fair market value of the Common Stock on such date.
(9) Represents a grant of 4,375 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1996, Mr. Johnson held an aggregate of 7,625 shares of restricted stock valued at $97,219, based upon the $12.75 per share fair market value of the Common Stock on such date.
(10) Mr. Boggs began his employment with the Company in March 1995.
(11) Represents a grant of 4,375 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1996, Mr. Boggs held an aggregate of 6,875 shares of restricted stock valued at $87,656, based upon the $12.75 per share fair market value of the Common Stock on such date.

EMPLOYMENT AGREEMENTS

     The Company has in effect employment agreements with the following officers:

     (1) William L. Gentz, President and Chief Executive Officer. Mr. Gentz's agreement expires on June 1, 1997, but is subject to automatic renewal in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of June 1, 1994 at $275,000 annually, plus benefits and incidentals generally provided to officers of the Company, and is thereafter as determined by the Board. Mr. Gentz's annual salary was increased to $287,500 effective August 1, 1995. If Mr. Gentz's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for the then-remaining term of his agreement. In the event of a change in control of the Company, Mr. Gentz would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

     (2)  Matthew Natalizio, Vice President, Finance and Treasurer.
          Mr. Natalizio's agreement is open-ended. His compensation and benefits are determined by the Board. If Mr. Natalizio's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for one year from the date of the termination. Mr. Natalizio's agreement does not provide any special rights in the event of a change in control.

     (3) Arnold J. Senter, Executive Vice President and Chief Operating Officer. Mr. Senter's agreement expires on February 17, 2000, but is subject to automatic renewal in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of February 17, 1997 at $200,000 annually, plus benefits and incidentals generally provided to officers of the Company, and is thereafter as determined by the Board. If Mr. Senter's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for the then-remaining term of his agreement. In the event of a change in control of the Company, Mr. Senter would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

CHANGE-IN-CONTROL ARRANGEMENTS

     In addition to the rights described above with respect to Mr. Gentz and Mr. Senter, the only change-in-control arrangement in place is in connection with the Company's stock incentives. Under the terms of the 1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan (the "1986 Plan"), upon a change of control of the Company, unless replacement options to purchase stock in the new or recapitalized entity are offered, all option holders will have thirty days to exercise their outstanding options, excluding those that have then not yet vested. Under the terms of the 1995 Stock Incentive Plan (the "1995 Plan"), under similar circumstances, the Option Committee of the Board of Directors (the "Option Committee") may, in its discretion, allow each person holding an option or restricted stock who did not receive a replacement equity incentive grant to exercise that option without regard to its vesting provisions, or to retain that restricted stock without regard to the Company's repurchase right, as applicable.

EQUITY INCENTIVE GRANTS

     Key employees, including directors who are key employees, chosen by the Compensation Committee (which acts as the Option Committee under the terms of the 1986 Plan and 1995 Plan) are eligible to participate in the 1995 Plan.

     Under the 1995 Plan, officers and key employees of the Company or its subsidiaries may be granted options to purchase shares of Common Stock or they may be given the opportunity to purchase restricted stock of the Company. The 1995 Plan permits the granting both of options that qualify for treatment as incentive stock options ("Incentive Stock Options") under Section 422 of the Code, and options that do not qualify as Incentive Stock Options ("Nonqualified Stock Options").

     In 1986, the Company adopted the 1986 Plan, which allowed the Company to issue to employees of the Company and its subsidiaries Nonqualified Stock Options and rights to purchase Common Stock. The purchase right aspect of the 1986 Plan was terminated by the Board of Directors in 1989. Following the adoption of the 1995 Plan, the Board of Directors determined to make no further grants pursuant to the 1986 Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted during fiscal 1996 to each of the executive officers named in the Summary Compensation Table set forth above under "Executive Compensation."


                                                         INDIVIDUAL GRANTS
                               --------------------------------------------------------------
NAME                              NUMBER OF       % OF TOTAL        EXERCISE OR    EXPIRATION        POTENTIAL REALIZABLE VALUE AT
                                 SECURITIES        OPTIONS/         BASE PRICE        DATE            ASSUMED ANNUAL RATES OF STOCK
                                 UNDERLYING       SARS GRANTED TO    ($/SH)(1)                             PRICE APPRECIATION
                                OPTIONS/SARS     EMPLOYEES IN                                               FOR OPTION TERM
                                  GRANTED          FISCAL YEAR
                                    (#)                                                          -----------------------------------
                                                                                                 0%(2)      5% ($)(3)     10% ($)(3)
-------------------------      ---------------    ---------------   ------------   -----------   ------     ---------     ----------

William L. Gentz                   17,875(4)           12.0            4.87         3/01/06        0         54,746         138,738

J. Chris Seaman                    13,813(4)            9.3            4.87         3/01/06        0         42,306         107,210

Joseph P. Wolonsky                  8,125(4)            5.5            4.87         3/01/06        0         24,884          63,062

Karl O. Johnson                     8,125(4)            5.5            4.87         3/01/06        0         24,884          63,062

Thomas I. Boggs, Jr.                8,125(4)            5.5            4.87         3/01/06        0         24,884          63,062


---------------
(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant.
(2) Unless the stock price increases, which will benefit all shareholders commensurately, an option holder will realize no gain.

(3) Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the Company's stock price.
(4) Represents a ten-year, incentive stock option grant, vesting at a rate of 20% per year for five years from the date of grant, granted pursuant to the 1995 Plan.

OPTION EXERCISES AND YEAR END VALUE

     The following table sets forth information concerning the aggregate number of options exercised during fiscal 1996 by each of the executive officers named in the Summary Compensation Table set forth above under "Executive Compensation," and outstanding options held by each such officer as of December 31, 1996.

                                                                                    NUMBER OF
                                                                                   SECURITIES
                                                                                    UNDERLYING               VALUE OF UNEXERCISED
                                                                               UNEXERCISED OPTIONS/       IN-THE-MONEY OPTIONS/SARS
                                                                                      SARS AT                        AT
                                                                                FISCAL YEAR-END(#)            FISCAL YEAR-END(1)
                                                                                ------------------         -----------------------
                NAME                     SHARES ACQUIRED        VALUE              EXERCISABLE/                   EXERCISABLE/
                                         ON EXERCISE(#)      REALIZED($)           UNEXERCISABLE                 UNEXERCISABLE
-------------------------------          ---------------     -----------        ------------------         -----------------------

William Gentz                                  --                 --               16,335/51,965            $  123,329/$398,235

J. Chris Seaman                                --                 --               37,065/31,073                290,880/246,119

Joseph P. Wolonsky                             --                 --               19,260/18,915                152,913/149,990

Karl O. Johnson                                --                 --               14,060/21,365                113,473/168,667

Thomas I. Boggs, Jr.                           --                 --                2,430/17,845                 18,347/137,411


---------------
(1) Uses a fair market value at December 31, 1996 of $12.75 per share, with the aggregate exercise price deducted from the total value of the stock underlying the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee during the fiscal year ended December 31, 1996 consisted of Messrs. Noble, Cooper and Germain, each of whom was a non-employee director. Mr. Cooper is an employee and beneficial owner of less than one percent of the equity securities of IIA, which was paid in excess of $60,000 by the Company in fiscal 1996 for investment banking and financial consulting services. Mr. Germain is an officer and a director of Centre Re, which was involved in several transactions with the Company during 1996 involving payments in excess of $60,000. See "Certain Relationships and Related Transactions."

     During fiscal 1996, no officers participated in deliberations of the Company's Compensation Committee concerning executive officer compensation, except William Gentz, the Company's Chief Executive Officer.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Compensation Committee of the Board was comprised of Messrs. Noble, Cooper and Germain during 1996. The Compensation Committee establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1986 Plan and the 1995 Plan.

     As required by rules designated to enhance the disclosure of the Company's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board addressing the compensation of the Company's executive officers for fiscal 1996.

     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, establishes the compensation plans, establishes the specific compensation of Mr. William Gentz, the Company's Chief Executive Officer, reviews the Chief Executive Officer's recommendations as to the specific compensation levels for the other executive officers, and administers the Company's stock incentive plans.

     COMPENSATION POLICY AND PROGRAMS. The Compensation Committee's responsibility is to provide a strong and direct link among shareholder values, Company performance, and executive compensation through its oversight of the design and implementation of a sound compensation program that will attract and retain highly qualified personnel. Compensation programs are intended to complement the Company's short and long-term business objectives and to focus executive efforts on the fulfillment of these objectives.

     The Compensation Committee, consistent with its standing policy, has conducted a full review of the Company's executive compensation program and will repeat this review as it deems necessary. Advisors with expertise in executive compensation matters are consulted regularly by the Compensation Committee. It is the Compensation Committee's practice to establish target levels of compensation for senior officers consistent with that of companies comparable in size and complexity to the Company, as well as companies that are direct business competitors of the Company. After considerable review of extensive data relating to aspects of compensation paid by such groups of companies, actual compensation of the Company's executive officers is subject to increase or decrease by the Compensation Committee from targeted levels according to the Company's overall performance and the individual's efforts and contributions.
As of 1996, as in previous years, a significant portion of executive compensation is directly related to the Company's financial performance and is therefore at risk. Total compensation for the Company's senior management is composed of base salary, near-term incentive compensation in the form of bonuses, and long-term incentive compensation in the form of stock options and restricted stock grants. The Compensation Committee retains the discretion to adjust the formula for certain items of compensation so long as total compensation reflects overall corporate performance and individual achievement.

     BASE SALARY. In establishing base salary levels for senior officer positions, the Compensation Committee and Mr. Gentz consider levels of compensation at other similarly situated companies and at direct competitors, levels of responsibility, and internal issues of consistency and fairness. In determining the base salary of a particular executive, the Compensation Committee and Mr. Gentz consider individual performance, including the accomplishment of short- and long-term objectives, and various subjective criteria including initiative, contribution to overall corporate performance, and leadership ability.

     In the fiscal year ended December 31, 1995, the annual base salary of Mr. Gentz began at $275,000 and increased to $287,500 in September, a level determined to be appropriate by the Compensation Committee based on comparable chief executive salaries of a peer group of companies and of direct competitors referred to above, the Company's overall performance and profitability in the prior fiscal year, and Mr. Gentz's efforts and contributions to the Company. Mr. Gentz's annual base salary of $287,500 did not increase in the fiscal year ended December 31, 1996.

     BONUSES. The Company's executive officers are eligible for annual bonuses based upon recommendations made by Mr. Gentz (as to the other executive officers) and the Compensation Committee (as to Mr. Gentz) as to individual performance and the Company's achievement of certain operating results.

     Amounts of individual awards are based principally upon the results of the Company's financial performance during the prior fiscal year. The awards for senior officers are within guidelines established by the Compensation Committee and Mr. Gentz as a result of their review of total compensation for senior management of peer companies and competitors. The actual amount awarded within these guidelines is determined principally by the Compensation Committee's and Mr. Gentz's assessment of the individual's contribution to the Company's overall financial performance. Consideration is also given to factors such as the individual's successful completion of a special project, any significant increase or decrease in the level of the participant's executive responsibility, and the Compensation Committee's and Mr. Gentz's evaluation of the individual's overall efforts and ability to discharge the responsibilities of his position. In fiscal 1996, bonuses were paid with respect to fiscal 1995 performance to all of the continuing executive officers named in the Summary Compensation Table and to eleven executive officers in total. Bonuses earned related to fiscal 1996 have not been declared. The Company's practice has been to declare and pay these bonuses in the second quarter.

     In determining Mr. Gentz's bonus, the Compensation Committee gives particular consideration to the following factors: (1) the Company's underwriting results; (2) the Company's return on average equity during the fiscal year; (3) the positive earnings growth of the Company during the fiscal year; (4) performance of the Company's stock during the fiscal year; and (5) the efforts and contributions made by Mr. Gentz in discharging his responsibilities as Chief Executive Officer. In 1996, the Compensation Committee placed significant weight on the continued improvement in the Company's underwriting profits and implementation of strategies designed to compete in the open-rating environment.

     STOCK INCENTIVES. The Company currently has in place the 1986 Plan and the 1995 Plan. The Company ceased providing options under the 1986 Plan in April 1995. The purpose of the 1995 Plan is to provide incentives and reward the contributions of key employees and officers for the achievement of long-term Company performance, as measured by earnings per share and the market value of the Common Stock. The Compensation Committee set guidelines for the number and terms of stock option or restricted stock awards based on factors similar to those considered with respect to the other components of the Company's compensation program, including comparison with the practices of peer group companies and direct competitors. In the event of unsatisfactory corporate performance, the Compensation Committee may decide not to award stock options or restricted stock in any given fiscal year although exceptions to this policy may be made for individuals who have assumed substantially greater responsibilities and other similar factors. The awards under the 1995 Plan are designed to align the interests of executives with those of the shareholders. Generally, stock options become exercisable in cumulative installments over a period of five years, but the individual forfeits any installment that has not vested during the period of his employment. Restricted stock grants generally vest in equal installments over nine years with unvested shares subject to repurchase by the Company at no gain to the officer upon the termination of his or her employment.

     Under the 1995 Plan, the Compensation Committee during 1996 approved a set of stock option grants to all executive officers then employed, and restricted stock grants to thirteen executive officers. These approvals were acted upon by the Compensation Committee in its capacity as the "Option Committee" under the terms of the 1995 Plan. Agreements reflecting these option grants and restricted stock grants have been prepared and delivered to the recipient employees. The share certificates representing the restricted stock are only issued when restrictions lapse, hence the bulk of those share grants are not reflected in the Company's total outstanding shares number.

     The Compensation Committee has reviewed the Company's executive compensation policies and plans in light of the provisions of the Omnibus Budget Reconciliation Act of 1993 and the rules promulgated under that Act. This legislation amended Section 162 of the Code by limiting to $1 million the deductibility of compensation paid to certain executives. Rulemaking has clarified the impact of the 1993 act on equity incentive plans. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its shareholders.

                                                               BRADLEY E. COOPER
                                                               STEVEN D. GERMAIN
                                                                 GORDON E. NOBLE
                                           MEMBERS OF THE COMPENSATION COMMITTEE

COMPANY PERFORMANCE

     The graph below compares the cumulative total shareholder return of the Company with the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Insurance Stocks Index for the period from June 30, 1995 (the date on which the Company's registration statement under Section 12 of the Exchange Act became effective) through December 31, 1996.


                      COMPARISON OF CUMULATIVE TOTAL RETURN


                                     [GRAPH]

     Superior National Insurance Group, Inc. Common Stock. . . . . . . $283.33
     Nasdaq Insurance Stocks Index . . . . . . . . . . . . . . . . . . $139.12
     Nasdaq Stock Market (U.S. Companies) Index. . . . . . . . . . . . $138.97

     Assumes that $100 was invested on June 30, 1995 (the date on which the Company's registration statement under Section 12 of the Exchange Act became effective) in each of the Company's Common Stock, the Nasdaq Stock Market (U.S. Companies) Index, and the Nasdaq Insurance Stocks Index, and that all dividends were reinvested.

          The Company believes that the Company's total shareholder return improved dramatically during 1996 primarily as a result of the increase in the Company's stock price in the second half of 1996 following the announcement of the PRIM transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 5, 1997 by each person who is known by the Company to be the beneficial owner of more than 5% of the indicated classes of the Company's voting securities. On March 31, 1992, the Company issued its 14.5% Senior Subordinated Voting Notes due April 1, 2002 (the "Voting Notes") in connection with a transaction wherein the Company issued its 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11 million, together with warrants to purchase approximately 1,616,886 shares of the Company's Common Stock. The Company redeemed all of those promissory notes with a prepayment, effective June 30, 1994, except for the Voting Notes, with respect to which prepayment is prohibited. The outstanding principal amount of the Voting Notes is $30,000. The number of votes attaching to the Voting Notes is equal to the number of shares of Common Stock that may be purchased upon exercise of the warrants that were issued in that March 31, 1992 transaction and remain outstanding and are unexercised as of the applicable record date for a shareholder vote. As of March 5, 1997, the number of votes held by the holder of the Voting Notes was equivalent to 1,566,465 shares of Common Stock. The Voting Notes are permitted to vote only in director elections, director removals, votes on amending that right to vote, and changes to the number of authorized directors. As a result of the cancellation of a portion of the relevant warrants, the number of common stock equivalent votes held by the Voting Notes has decreased somewhat since March 31, 1992. The specific voting rights of the Voting Notes are set forth in the Company's Amended and Restated Articles of Incorporation and Bylaws. This table does not reflect the 2,390,438 shares of Common Stock to be issued and sold by the Company pursuant to the Stock Purchase Agreement upon consummation of the PRIM transaction.

                                                                COMMON STOCK(1)                           VOTING NOTES
                                                        -------------------------------         ----------------------------
                                                                                                   SHARES-
                  NAME AND ADDRESS                         SHARES            PERCENT(2)           EQUIVALENT        PERCENT
--------------------------------------------------      -----------        ------------         --------------     --------

 "III"                                                       --                  --               1,566,465(3)        100%
International Insurance Investors, L.P.,
a Bermuda limited partnership
c/o International Insurance Investors
(Bermuda) Limited, General Partner
Cumberland House
One Victoria Street
Hamilton HM HX, Bermuda

"IIA"                                                  1,474,306(4)       29.96%                      --                  --
International Insurance Advisors, Inc.
One Chase Manhattan Plaza
44th Floor
New York, New York  10005

"CENTRELINE"                                             579,356(5)       14.39%                      --                  --
CentreLine Reinsurance Limited,
a Bermuda corporation
Cumberland House
One Victoria Street
Hamilton HM HX, Bermuda

"CENTRE RE"                                              470,390(6)       12.01%                      --                  --
Centre Reinsurance Limited
One Victoria Street
Seventh Floor
Hamilton HM HX, Bermuda

"TJS"                                                    396,950(7)       11.52%                      --                  --
TJS Partners, L.P.
52 Vanderbilt Avenue, 5th Floor
New York, New York  10017

"BISHOP ESTATE"                                          388,752(8)       10.14%                      --                  --
Trustees of the Estate of Bernice P. Bishop
567 South King Street
Suite 200
Honolulu, Hawaii  96813

                                                                COMMON STOCK(1)                           VOTING NOTES
                                                        -------------------------------         ----------------------------
                                                                                                   SHARES-
                  NAME AND ADDRESS                         SHARES            PERCENT(2)           EQUIVALENT        PERCENT
--------------------------------------------------      -----------        ------------         --------------     --------
THOMAS J. JAMIESON                                       245,300(9)        7.12%                       --                  --
Jaco Oil Company
P.O. Box 1807
Bakersfield, California  93303

THE RAVENSWOOD INVESTMENT COMPANY                        206,046(10)       5.98%                       --                  --
104 Gloucester Road
Massapequa, New York  11758


---------------

(1) Includes warrants expiring on April 1, 2002 to purchase 1,566,465 shares of Common Stock (the "Warrants") and a warrant expiring on June 30, 2001 to purchase 579,356 shares of Common Stock described more fully in footnote 5, below. The Warrants were issued on March 31, 1992 in a transaction in which the Company issued (a) Warrants to purchase approximately 1,616,886 shares of Common Stock and (b) promissory notes in the aggregate principal amount of $11 million to III and certain members of the Company's management. The Warrants are exercisable at $4.00 per share. The Warrants purchased by III, exercisable into 1,474,306 shares of Common Stock, were originally issued to IIA, as agent for each of the limited partners and the general partner of III. The Warrants have since been distributed to the partners of III; however, IIA's revocable agency relationship with such partners was reestablished after the distribution. See footnote 4 below. The Company has retired certain Warrants issued to members of management no longer employed by the Company.
(2) Percent ownership is based on the number of shares outstanding as of March 5, 1997, which number was 3,446,706 shares, plus any shares issuable pursuant to options or warrants held by the person in question that may be exercised within 60 days after March 5, 1997.
(3) Robert A. Spass, Craig F. Schwarberg and Bradley E. Cooper, directors of the Company, beneficially own limited partnership interests in III of 0.583%, 0.225%, and 0.075%, respectively. In addition, Mr. Spass has voting power over all of the voting capital stock of International Insurance Investors (Bermuda) Limited, the general partner of III.
(4) Represents Warrants to purchase shares of Common Stock that are held by IIA, as agent for each of the limited partners and for the general partner of III, as discussed in footnote 1 above. As agent for such partners, IIA has the revocable authority to exercise rights set forth in the Warrants and to vote any shares of Common Stock issuable upon exercise of the Warrants. Robert A. Spass, a director of the Company, is an officer of IIA and as such has the authority to exercise these rights. The partners who, upon revocation of IIA's authority, would be entitled to exercise Warrants covering more than 5% of the Common Stock are Centre Re and Bishop Estate, in the share amounts and percentages stated.
(5) Represents a warrant to purchase 579,356 shares of Common Stock issued as of June 30, 1994 (the "CentreLine Warrant"). CentreLine is an affiliate of Centre Re. The CentreLine Warrant was issued in connection with an investment in the Company (and its affiliate, Superior National Capital, L.P.) by CentreLine and a second Centre Re affiliate, Centre Reinsurance Services, aggregating $20 million. The CentreLine Warrant is exercisable at $5.20 per share. Steven D. Germain, a director of the Company, is an officer and a director of both Centre Re and CentreLine. In addition to Mr. Germain, each of Steven M. Gluckstern, Michael D. Palm, Laurence Cheng, David A. Brown and Jay S. Ralph is an officer and a director of both Centre Re and CentreLine. Messrs. Germain, Gluckstern, Palm, Cheng, Brown and Ralph disclaim any beneficial interest in the CentreLine Warrant and the Common Stock issuable upon its exercise, or in the Warrants held by IIA, as agent for Centre Re, as described in footnote 6 below, or the shares of Common Stock issuable upon the exercise of such Warrants. However, as officers and directors of both Centre Re and CentreLine, such persons share voting and/or investment power over such securities (subject to the agency appointment described in footnotes 1 and 4 above).
(6) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants as described in footnote 1 above. See footnote 4 above for information concerning
     Centre Re's agency relationship with IIA with respect to such Warrants and see footnote 5 above for information concerning

     Centre Re's relationships with Steven D. Germain and CentreLine. The numbers of shares reported for Centre and III (excluding the Voting Notes) are based on an Amendment No. 1 to Schedule 13G filed with the SEC in February 1997.

(7) Based on a Form 4 filed with the SEC in July 1996, TJS is the direct beneficial owner of 396,950 shares of Common Stock. TJS Corporation and its controlling stockholder, sole director and executive officer, Thomas J. Salvatore, are the general partners of TJS Management, L.P., the general partner of TJS Partners, L.P., and exercise voting control and dispositive power over all 396,950 shares presently owned, and are beneficial owners of those shares.
(8) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants as described in footnote 1 above. Richard S.H. Wong, Oswald K. Stender, Lokelani Lindsey, Gerard A. Jervis and Henry H. Peters, the trustees of the Bishop Estate, share voting and/or investment power over securities held by the Bishop Estate. Mr. Peters is a director of IIA. The number of shares reported for the Bishop Estate is based on a Schedule 13G with the SEC in February 1996.
(9) Includes 98,050 shares owned of record by Jaco Oil Company, an entity controlled by Mr. Jamieson.
(10) According to a report on Schedule 13D dated July 5, 1995, The Ravenswood Investment Company is the direct beneficial owner of 83,546 shares of Common Stock and has a contractual right to buy 122,500 additional shares from the receiver of AMS Life Insurance Company, an Arizona insurer in liquidation. The Company believes that acquisition has occurred. The general partners of The Ravenswood Investment Company, Robert E. Robotti and Kenneth R. Wasiak, exercise voting control and dispositive power over all 206,046 shares presently owned or subject to the contract to purchase, and are beneficial owners of those shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 5, 1997 by (i) each director and certain executive officers of the Company, individually, and (ii) all directors and executive officers as a group. This table does not reflect the number of shares of Common Stock that may be issued and sold by the Company pursuant to the Stock Purchase Agreement, in which members of the Company's management have agreed to participate and in which several directors of the Company have certain interests.

                                                                   PERCENT OF
          NAME                                     SHARES OWNED  COMMON STOCK(1)
---------------------------------------------    --------------  ---------------
William Gentz . . . . . . . . . . . . . . . .        56,445(2)       1.62%

J. Chris Seaman . . . . . . . . . . . . . . .       133,049(3)       3.74%

Joseph P. Wolonsky  . . . . . . . . . . . . .        43,502(4)        1.25%

Karl O. Johnson . . . . . . . . . . . . . . .        37,282(5)        1.07%

Douglas R. Roche  . . . . . . . . . . . . . .        16,354(6)          *

Thomas J. Jamieson  . . . . . . . . . . . . .       245,300(7)        7.12%

Gordon E. Noble . . . . . . . . . . . . . . .        10,000             *

C.L. Pecchenino . . . . . . . . . . . . . . .        14,250             *

Robert A. Spass . . . . . . . . . . . . . . .        16,591(8)          *

Craig F. Schwarberg . . . . . . . . . . . . .         3,321(9)          *

Bradley E. Cooper . . . . . . . . . . . . . .         3,107(10)         *

Steven D. Germain . . . . . . . . . . . . . .     1,053,947(11)      23.44%

Directors and Executive Officers as a
    Group (22 persons). . . . . . . . . . . .     1,826,782(12)      25.37%

---------------
* Less than 1%

(1) Percent ownership is based on the number of shares outstanding as of March 5, 1997, which number was 3,446,706 shares, plus any shares issuable pursuant to options or warrants held by the person in question which may be exercised within 60 days after March 5, 1997.
(2) Includes 23,745 shares issuable upon exercise of stock options that are exercisable within sixty days of March 5, 1997. Also includes 19,950 restricted stock grants awarded under the 1995 Plan in 1995 and 1996, of which the restrictions have lapsed as to 3,361 shares.
(3) Includes 58,795 shares issuable upon exercise of Warrants and 42,691 shares issuable upon exercise of stock options, each of which is exercisable within sixty days of March 5, 1997. Also includes 15,163 restricted stock grants awarded under the 1995 Plan in 1995 and 1996, of which the restrictions have lapsed as to 2,557 shares.
(4) Includes 10,582 shares issuable upon exercise of Warrants and 22,645 shares issuable upon exercise of stock options, both of which are exercisable within sixty days of March 5, 1997. Also includes 1,000 shares held by his spouse, the ownership of which is subject to community property laws. Also includes 9,125 restricted stock grants awarded under the 1995 Plan in 1995 and 1996, of which the restrictions have lapsed as to 1,556 shares.
(5) Includes 4,262 shares issuable upon exercise of Warrants and 16,895 shares issuable upon exercise of stock options, each of which is exercisable within sixty days of March 5, 1997. Also includes 7,625 restricted stock grants awarded under the 1995 Plan in 1995 and 1996, of which the restrictions have lapsed as to 1,218 shares.
(6) Includes 8,667 shares issuable upon exercise of stock options exercisable within sixty days of March 5, 1997. Also includes 4,687 restricted stock grants awarded under the 1995 Plan in 1995 and 1996, of which the restrictions have lapsed as to 804 shares.
(7) Includes 98,050 shares owned of record by Jaco Oil Company, an entity controlled by Mr. Jamieson.
(8) Represents 8,000 shares of Common Stock owned directly by Mr. Spass. In addition, Mr. Spass is the beneficial owner of Warrants held by IIA, as agent, representing the right to purchase 8,591 shares of Common Stock as described in footnote 4 of the preceding "Certain Beneficial Owners After the Stock Issuance" table. Mr. Spass is an officer of IIA and is the beneficial owner of less than one percent of the equity securities of IIA. IIA holds, as agent for the partners of III, Warrants to purchase 1,474,306 shares of Common Stock. In addition, see footnote 3 to the preceding "Certain Beneficial Owners After the Stock Issuance" table concerning Mr. Spass' voting power with respect to the Voting Notes. The number of shares reported for Mr. Spass is based on an Amendment No. 1 to Schedule 13G filed with the SEC in February 1997.
(9) Comprised of Warrants representing the right to purchase 3,321 shares of Common Stock held by IIA, as agent, as described in footnote 4 of the preceding "Certain Beneficial Owners After the Stock Issuance" table. In addition, Mr. Schwarberg is the beneficial owner of less than one percent of the equity securities of IIA.
(10) Represents 2,000 shares of Common Stock. Also includes Warrants to purchase 1,107 shares of Common Stock held by IIA, as agent, as described in footnote 4 of the preceding "Certain Beneficial Owners After the Stock Issuance" table. In addition, Mr. Cooper is the beneficial owner of less than one percent of the equity securities of IIA.
(11) Represents (i) 3,600 shares of Common Stock owned directly, (ii) 600 shares of Common Stock owned indirectly as custodian for the benefit of his children under the New York Uniform Gift to Minors Act, and (iii) warrants to purchase Common Stock, consisting of the CentreLine Warrant to purchase 579,356 shares issued to CentreLine and the Warrants held by IIA, as agent for Centre Re. See the preceding "Security Ownership of Certain Beneficial Owners" table and footnotes 4 and 5 thereto. Mr. Germain is an officer and director of both Centre Re and CentreLine. As such, he shares voting and/or dispositive control over such securities (subject to the termination of the agency relationship with IIA by Centre Re). Mr. Germain disclaims any beneficial interest in the CentreLine Warrant, the Warrants held by IIA, as agent for Centre Re, and the Common Stock issuable upon their exercise.
(12) Includes (i) 1,136,404 shares issuable upon exercise of warrants and
     (ii) 145,498 shares issuable upon exercise of stock options, each of which is exercisable within sixty days of March 5, 1997. Also includes 76,598 shares subject to the Company's right of repurchase, of which restrictions have lapsed as to 12,624 shares. Refer to footnotes 8 and 11 for information regarding beneficial interests in the Warrants and the Centreline Warrant held by certain directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH IIA

     Messrs. Spass, Schwarberg and Cooper, directors of the Company, are employees of IIA and are each the beneficial owner of less than one percent of IIA's equity securities. Mr. Spass is also an officer and director of IIA. IIA was acting as advisor to III and SNIG regarding the purchase by III of $10 million of debt securities, including the Voting Notes, in 1992. IIA was paid $250,000 by the Company during fiscal 1996 for investment banking and financial consulting services. That payment was made pursuant to a consulting agreement entered into in 1992 that continues through 1998.

TRANSACTIONS WITH CENTRE RE AND ITS AFFILIATES

     Mr. Germain, a director of the Company, is an officer and director of Centre Re and of CentreLine. Effective January 1, 1996, the Company cancelled certain reinsurance services provided by Centre Re. The Company accrued a $5.3 million charge related to the cancellation of such reinsurance services.

     An affiliate of the Company, Superior National Capital, L.P., a Bermuda limited partnership, issued an additional 83,337 shares of preferred stock in 1995 for preferred securities dividends to an affiliate of Centre Re in connection with the transaction described in Footnote 5 to the Security Ownership of Certain Beneficial Owners table.

TRANSACTIONS WITH IP

     Mr. Spass, a director of the Company, and Mr. Steven Gruber, a director nominee, are executive officers of the ultimate general partner of each of IP Delaware and IP Bermuda. If the Stock Purchase Agreement is approved and consummated, IP will acquire 2,124,834 shares of newly issued common stock. In addition, each of Messrs. Spass and Gruber are executive officers of Insurance Partners Advisors, L.P. ("IPA"). If the Stock Purchase Agreement is consummated, IPA will receive a transaction fee from the Company of $625,000 representing a percentage of all of the funds raised to acquire PRIM and to make a capital contribution to the Pacific Rim Assurance Company. Under certain circumstances, alternative fees would be paid.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 1996 and 1995
     Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     (a)(2)    FINANCIAL STATEMENT SCHEDULES:


     Condensed Financial Information of Registrant, Superior National Insurance Group, Inc.
     Supplemental Insurance Information
     Reinsurance
     Valuation and Qualifying Accounts and Reserves
     Supplemental Property and Casualty Insurance Information

     (a)(3)    EXHIBITS

EXHIBIT                       DESCRIPTION
NUMBER                        -----------
-------

2.1 Amended and Restated Agreement and Plan of Merger dated as of February 17, 1997 among the Company, SNTL Acquisition Corp., and PRIM*****
2.2 Series A Convertible Debentures and Series 1, 2 and 3 Detachable Warrant Purchase Agreement, ("Debenture Purchase Agreement") dated September 17, 1997 among the Company, Prac Limited Partnership and Allstate Insurance Company****
2.3 First Amendment to Debenture Purchase Agreement, dated as of February 17, 1997*****
2.4 Voting Agreement dated as of February 17, 1997 among the Company and certain stockholders and debenture holders of PRIM*****

3.1 Articles of Incorporation of the Company, as amended and restated by the Company and currently in effect*
3.2       Bylaws of the Company, to date*

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1 Employment agreement, dated 1st of June 1994, by and between Mr. William L. Gentz, President and Chief Executive Officer of the Company, and the Company*
10.2 Employment agreement, dated February 17, 1997, by and between Mr. Arnold J. Senter, Executive Vice President and Chief Operating Officer of the Company, and the Company
10.3      1986 Non-Statutory Stock Option and Non-Statutory Stock Purchase
          Plan***
10.4      1995 Stock Incentive Plan***

OTHER MATERIAL CONTRACTS

10.5 Aggregate Excess of Loss Cover entered into on the 30th day of August 1991, between Centre Reinsurance Limited (Centre Re) and the Company, as amended*
10.6 Multi-year Prospective Accident Year Stop Loss Reinsurance Contract effective the 1st of January 1993, between Centre Reinsurance International Company and the Company (the "1993 Centre Re Contract")*
10.7 Letter dated March 28, 1996 from the Company canceling the 1993 Centre Re Contract effective January 1, 1996***
10.8 Workers' Compensation and Employers' Liability Quota Share Insurance Contract No. 30006A effective January 1, 1994, between the Company and Zurich Reinsurance Centre, as amended (the "ZRC Contract")*
10.9      Addendum No. 4 to the ZRC Contract effective as of January 1, 1996***
10.10 Addendum No. 1 to the Retrocession Agreement (an ancillary agreement to the ZRC Contract) effective as of January 1, 1996***
10.11 Lease, dated 27th day of October 1988, by and between Corporate Center at Malibu Canyon, a California Limited Partnership and the Company, relating to the lease of the Company's home office and Calabasas Branch Facilities*
10.12 Lease, dated 27th of July 1993, by and between TOMOE Investment and Development, Inc. and the Company, relating to the lease of its South San Francisco Facility*
10.13 Lease, dated 14th of November 1991, by and between Dean Witter Reynolds and the Company relating to the lease of its Fresno Facilities*
10.14 Lease, dated 23rd of February 1993, by and between Shaw Avenue Associates, a California Limited Partnership and the Company relating to the lease of its Fresno Facilities*
10.15 Lease, dated 14th of February 1994, by and between Contra Costa County Employees Retirement Association and the Company relating to its Sacramento Facility*
10.16 Bank Debt, $10 million loan agreement between Imperial Bank and the Company that was entered into on the 1st day of July 1994 (the "Imperial Loan")*
10.17     Amendment No. 1 to the Imperial Loan dated March 27, 1995**
10.18     Amendment No. 2 to the Imperial Loan dated October 16, 1995**
10.19 Credit Agreement between the Company and The Chase Manhattan Bank dated as of November 12, 1996, (the "1996 Credit Agreement"), and all material exhibits thereto
10.20 Agreement in Principle dated 29th of March 1994 by and between the Company and Centre, a Bermuda Corporation, or one of its affiliates*
10.21 Limited Partnership Agreement of Superior National Capital, L.P. (Capital) with certificate of Limited Partnership and Certificate of Exempted Partnership, all as filed on the 28th of June 1994, with the Registrar of Companies of Bermuda*
10.22     Preferred securities purchase agreement, dated 30th day of June
          1994, by and between Capital, Superior National Capital Holding Corporation, the Company and Centre Reinsurance Services
          (Bermuda) III Limited*
10.23 Loan agreement, dated 30th of June 1994, whereby Capital agrees to loan $20,408,163 to the Company*
10.24 Liability Assumption Agreement, dated 30th of June 1994, by and between the Company and Capital*
10.25 Certificate dated 30th of June 1994, evidencing the issuance of 800,000 Preferred Securities of Capital to Centre Re*
10.26     Note made by the Company in favor of Capital dated 30th of June
          1994, in the aggregate principal amount of $20,408,163*
10.27 Purchase warrant, dated as of the 30th of June 1994, entitles CentreLine Reinsurance Limited to purchase 2,317,426 shares of the Company's common stock*
10.28     Certificate of Limited Partnership of Superior National
          Capital, L.P.*
10.29 Warrant held by International Insurance Advisors, Inc. to purchase 6,097,130 shares at $1.00 per share dated March 31, 1992 and expiring April 1, 2002*

10.30 Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997, among the Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., TJS Partners, L.P., and certain members of the Company's management*****
10.31 State of California Department of Insurance Amended Certificate of Authority*
11.1      Statement re computation of per share earnings
21.1      Subsidiaries of the Registrant*

---------------

* Previously filed as an exhibit to SNIG's Registration Statement on Form 10 as filed with the Securities and Exchange Commission ("SEC") on May 1, 1995 (File No. 0-25984).

** Previously filed as an exhibit to Amendment No. 2 to SNIG's Registration Statement on Form 10/A as filed with the SEC on November 1, 1995 (File No. 0-25984).

*** Previously filed as an exhibit to SNIG's Annual Report on Form 10-K as filed with the SEC on March 29, 1996.

**** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation, as filed with the SEC on September 26, 1996.

***** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation, as filed with the SEC on February 27, 1997.

       (b)     REPORTS ON FORM 8-K:  None

       (c) The page numbers of the Exhibits filed in response to this portion of Item 14 are listed on an Index of Exhibits that follows the signature page.

       (d) The response to this portion of Item 14 is presented in response to Item 8 of this report.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: March 10, 1997

                                   Superior National Insurance Group, Inc.


                                   By:  /s/  J. Chris Seaman
                                      -------------------------------------
                                      J. Chris Seaman
                                      Executive Vice President and
                                      Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                     Title                                Date
         ----------                     -----                                ------

/s/  William Gentz                  Director, President and  Chief        March 10, 1997
-----------------------             Executive Officer (Principal
     William Gentz                  Executive Officer)


/s/ J. Chris Seaman                 Director, Executive Vice President    March 10, 1997
-----------------------             and Chief Financial Officer
   J. Chris Seaman                  (Principal Accounting Officer)


/s/  Steven D. Germain              Director                              March 10, 1997
-----------------------
     Steven D. Germain


/s/  Thomas J. Jamieson             Director                              March 10, 1997
-----------------------
     Thomas J. Jamieson


/s/  Gordon E. Noble                Director                              March 10, 1997
-----------------------
     Gordon E. Noble


/s/  C.L. Pecchenino                Director                              March 10, 1997
-----------------------
     C.L. Pecchenino


/s/  Craig F. Schwarberg            Director                              March 10, 1997
-----------------------
     Craig F. Schwarberg



/s/  Robert A. Spass                Director                              March 10, 1997
-----------------------
     Robert A. Spass



/s/  Bradley E. Cooper              Director                              March 10, 1997
-----------------------
     Bradley E. Cooper


                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Independent Auditors' Report.........................................................60

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1996 and 1995...................F-1
     Consolidated Statements of Income for the years ended December 31, 1996,
           1995 and 1994............................................................F-2
     Consolidated Statements of Changes in Shareholders' Equity for the years ended
           December 31, 1996, 1995 and 1994.........................................F-3
     Consolidated Statements of Cash Flows for the years ended December 31, 1996,
           1995 and 1994............................................................F-4
     Notes to Consolidated Financial Statements.....................................F-5

Financial Statements Schedules:

     Schedule I:    Condensed Financial Information of the Registrant, Superior
                       National Insurance Group, Inc...............................F-24
     Schedule II:   Valuation and Qualifying Accounts and Reserves.................F-28
     Schedule V:    Supplemental Insurance Information, Reinsurance and
                       Supplemental Property and Casualty Insurance Information....F-29



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Superior National Insurance Group, Inc.:


We have audited the consolidated financial statements of Superior National Insurance Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior National Insurance Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG Peat Marwick LLP


Los Angeles, California
February 18, 1997

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (In thousands, except share data)


                                                                                                 --------       --------
                                                               ASSETS                              1996           1995
                                                                                                 --------       --------

Investments:
Bonds and Notes
  Available-for-sale, at market (cost: 1996, $46,549; 1995, $41,800)                             $ 46,330       $ 42,053
Equity securities, at market
  Common stock (cost: 1996, $1,199; 1995, $686)                                                     1,173            689
Funds withheld from reinsurers, at amortized cost
  (market: 1995, $117,073)                                                                              -        114,921
Cash and Invested cash (Restricted cash: 1996,  $297; 1995, $2,686)                               100,487          4,588
Restricted investment                                                                               1,450          1,700
                                                                                                 --------       --------
          TOTAL INVESTMENTS                                                                       149,440        163,951

Reinsurance recoverable:
  Paid and unpaid claims and claim adjustment expense                                              25,274         38,772
  Policyholder dividends                                                                                -            841
Premiums receivable (less allowance for doubtful
  accounts of $300 in 1996 and $500 in 1995)                                                        9,390         11,574
Earned but unbilled premiums receivable                                                             5,251          3,150
Accrued investment income                                                                           1,035          1,827
Deferred policy acquisition costs                                                                   3,042          2,780
Deferred income taxes                                                                               9,520         10,085
Funds held by reinsurer                                                                             1,948            972
Receivable from reinsurer                                                                          93,266              -
Prepaid reinsurance premiums                                                                        1,039            752
Prepaid and other                                                                                   7,364          6,077
                                                                                                 --------       --------
          TOTAL ASSETS                                                                           $306,569       $240,781
                                                                                                 --------       --------
                                                                                                 --------       --------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Claims and claim adjustment expense                                                              $115,529       $141,495
Unearned premiums                                                                                   9,702         10,347
Reinsurance payable                                                                                   874            370
Long-term debt                                                                                     98,961          8,530
Policyholder dividends                                                                                  -          8,094
Accounts payable and other liabilities                                                             12,741          7,420
                                                                                                 --------       --------
          TOTAL LIABILITIES                                                                       237,807        176,256

          PREFERRED SECURITIES ISSUED BY AFFILIATE; authorized
          1,100,000 shares; issued and outstanding 1,013,753 shares in
          1996 and 922,137 shares in 1995                                                          23,571         21,045

                                                        SHAREHOLDERS' EQUITY
Common stock, no par value; authorized 25,000,000 shares;
 issued and outstanding 3,446,492 shares in 1996 and 3,430,373                                     16,022         15,943
 shares in 1995
Unrealized (loss) gain on equity securities, net of taxes                                             (17)             2
Unrealized (loss) gain on available-for-sale investments, net of taxes                               (145)           167
Paid in capital - warrants                                                                          2,206          2,206
Retained earnings                                                                                  27,125         25,162
                                                                                                 --------       --------
          NET SHAREHOLDERS' EQUITY                                                                 45,191         43,480
                                                                                                 --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $306,569       $240,781
                                                                                                 --------       --------
                                                                                                 --------       --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (In thousands, except per share amounts)

                                                                                        -------        -------       --------
                                                                                         1996           1995           1994
                                                                                        -------        -------       --------

REVENUES:
Premiums written, net of reinsurance ceded                                              $87,715        $89,139       $105,946
Net change in unearned premiums                                                             933            596          4,472
                                                                                        -------        -------       --------
Net premiums earned                                                                      88,648         89,735        110,418
Net investment income                                                                     7,769          9,784          9,049
                                                                                        -------        -------       --------
     TOTAL REVENUES                                                                      96,417         99,519        119,467
                                                                                        -------        -------       --------

EXPENSES:
Claims and claim adjustment, net of reinsurance
     recoveries of $6,064, $2,418 and $8,402 in 1996,
     1995 and 1994, respectively                                                         55,638         53,970         78,761
Commissions, net of reinsurance ceding
     commissions of $2,030, $1,350 and $5,854 in
     1996, 1995 and 1994, respectively                                                   10,426         11,881         10,404
Policyholder dividends                                                                   (5,927)        (5,742)         4,983
Interest                                                                                  7,527          9,619          8,726
General and administrative
     Underwriting                                                                        23,712         17,566         11,256
     Other                                                                                 (186)           536            340
                                                                                        -------        -------       --------
     TOTAL EXPENSES                                                                      91,190         87,830        114,470

INCOME BEFORE INCOME TAXES, PREFERRED SECURITIES
     DIVIDENDS AND ACCRETION, DISCONTINUED
     OPERATIONS, AND EXTRAORDINARY ITEM                                                   5,227         11,689          4,997
Income tax expense (benefit)                                                              1,597            (12)         1,398
                                                                                        -------        -------       --------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
     ACCRETION, DISCONTINUED OPERATIONS, AND
     EXTRAORDINARY ITEM                                                                   3,630         11,701          3,599
Preferred securities dividends and accretion, net of
     income tax benefit of $858, $767 and $352, in
     1996, 1995 and 1994, respectively                                                   (1,667)        (1,488)          (683)
Loss from operations of discontinued property
     and casualty operations, net of income tax
     benefit of $5,070 in 1995                                                                -         (9,842)              -
Extraordinary loss on retirement of long-term debt,
     net of income tax benefit of $1,042 in 1994                                              -              -         (2,022)
                                                                                        -------        -------       --------
NET INCOME                                                                              $ 1,963        $   371       $    894
                                                                                        -------        -------       --------
                                                                                        -------        -------       --------

EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
     ACCRETION, DISCONTINUED OPERATIONS, AND
     EXTRAORDINARY ITEM                                                                   $0.71          $3.41          $1.05
Preferred securities dividends and accretion, net of
     income taxes                                                                         (0.31)         (0.43)         (0.20)
Loss from operations of discontinued property and
     casualty operations, net of income tax benefit                                           -          (2.87)             -
Extraordinary loss on retirement of long-term debt,
     net of income tax benefit                                                                -              -          (0.59)
                                                                                        -------        -------       --------
NET INCOME                                                                              $  0.40        $  0.11       $   0.26
                                                                                        -------        -------       --------
                                                                                        -------        -------       --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (Amounts in thousands, except share amounts)


                                                                               NET
                                                             UNREALIZED    UNREALIZED
                                         COMMON STOCK           GAIN       GAIN (LOSS)
                                   ----------------------      (LOSS)     ON AVAILABLE-    PAID IN                    TOTAL
                                     SHARES       NO PAR      ON EQUITY     FOR-SALE      CAPITAL-     RETAINED   SHAREHOLDERS'
                                     ISSUED        VALUE     SECURITIES    INVESTMENTS    WARRANTS      EARNING      EQUITY
                                     ------        -----     ----------   -------------   --------     --------   -------------
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1993        3,429,873     $15,941            -              -     $    216      $23,897       $40,054
                                    -----------------------------------------------------------------------------------------

Net income                                  -           -            -              -            -          894           894
Retirement of warrants                      -           -            -              -          (10)           -           (10)
Issuance of warrants                        -           -            -              -        2,000            -         2,000
Adjustment for change in
   accounting for available-for-
   sale investments, net of taxes           -           -            -        $   289            -            -           289
Change in unrealized gain (loss)
   on available-for-sale
   investments, net of taxes                -           -            -         (2,863)           -            -        (2,863)
Balance at December 31, 1994        3,429,873      15,941            -         (2,574)       2,206       24,791        40,364

Net income                                  -           -            -              -            -          371           371
Unrealized gain on equity
 securities                                 -           -       $    2              -            -            -             2
Change in unrealized loss on
   available-for-sale
   investments, net of taxes                -           -            -          2,741            -            -         2,741
stock issued under stock option
   plan                                   500           2            -              -            -            -             2
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1995        3,430,373      15,943            2            167        2,206       25,162        43,480
                                    -----------------------------------------------------------------------------------------

Net Income                                  -           -            -              -            -        1,963         1,963
   Unrealized gain on equity
   securities                               -           -          (19)             -            -            -           (19)
Change in unrealized loss
   on available-for-sale
   investments, net of taxes                -           -            -           (312)           -            -          (312)
stock issued under stock option
   plan                                 3,100          12            -              -            -            -            12
Common stock issued under stock
   incentive                           13,019          67            -              -            -            -            67
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1996        3,446,492     $16,022       $  (17)       $  (145)      $2,206      $27,125       $45,191
                                    -----------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)


                                                                                         1996           1995           1994
                                                                                       --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  1,963       $    371       $    894
                                                                                       --------       --------       --------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Amortization of bonds and preferred stock                                              (1,581)        (3,575)        (2,770)
  Amortization of long-term debt                                                              -              -          1,151
  (Gain)/loss on sale of investments                                                        (31)           525            (35)
  (Gain)/loss on sale of Centre Re investments                                           (2,036)        (4,891)             -
  Preferred securities dividends and accretion                                            2,526          2,255          1,035
  Decrease in reinsurance balances receivable                                            14,339         28,516          2,874
  Decrease in premiums receivable                                                         2,184          6,901            208
  (Increase) decrease in earned but unbilled premiums receivable                         (2,101)         3,336          2,580
  Decrease (increase) in accrued investment income                                          792           (491)           138
  (Increase) decrease in deferred policy acquisition costs                                 (262)           125            446
  Decrease in income taxes receivable                                                         -          1,721              -
  Decrease (increase) in deferred taxes                                                     735         (5,853)             -
  (Increase) in funds held by reinsurer                                                    (976)          (972)             -
  (Increase) decrease in prepaid reinsurance premiums                                      (287)           (88)          (537)
  (Increase) in other assets                                                             (1,287)        (1,413)          (362)
  (Decrease) increase in claims and claim adjustment expense reserves                   (25,966)       (29,763)           220
  Decrease in unearned premium reserves                                                    (645)          (508)        (3,935)
  (Decrease) increase in reinsurance payable                                                504         (2,835)         2,161
  (Decrease) increase in policyholder dividends payable                                  (8,094)       (10,970)         1,163
  Decrease in discontinued operations                                                         -         (4,223)             -
  Increase (decrease) in accounts payable and other liabilities                           5,321         (1,994)           984
                                                                                       --------       --------       --------
   Total adjustments                                                                    (16,865)       (24,197)         5,321
                                                                                       --------       --------       --------
   Net cash provided by (used in) operating activities                                  (14,902)       (23,826)         6,215
                                                                                       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                           (2,660)        (1,200)        (8,165)
  Proceeds from long-term debt                                                                -              -         10,000
  Proceeds from Chase Financing                                                          93,091              -              -
  Proceeds from issuance of preferred securities                                              -              -         17,755
  Paid-in capital - new warrants issued                                                       -              -          2,000
  Paid-in capital - warrants                                                                  -              -            (10)
  Paid-in capital - stock options taken                                                      79              2              -
                                                                                       --------       --------       --------
   Net cash provided by (used in) financing activities                                   90,510         (1,198)        21,580
                                                                                       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
   Investments held-to-maturity                                                               -              -         (4,179)
   Investments available-for-sale                                                       (43,257)        (4,611)       (15,025)
   Investments funds withheld from reinsurers                                           (88,568)      (204,577)       (16,982)
  Purchases of common stock                                                                (513)          (680)             -
  (Increase) in receivable from reinsurer                                               (93,266)             -              -
  Investments and cash allocated to discontinued operations                                   -         (1,581)       (19,034)
  Sales of bonds and notes: Investments available for sale                               25,343         17,643          4,047
  Maturities of bonds and notes:
   Investments held-to-maturity                                                               -          2,250              -
   Investments available-for-sale                                                        12,771          3,035          9,179
  Sales and maturities of funds withheld from reinsurers                                206,548        191,238         14,949
  Sales of common stock                                                                       -              -             27
  Net decrease (increase) in invested cash                                                  983         26,062         (3,645)
                                                                                       --------       --------       --------
   Net cash provided by (used in) investing activities                                   20,041         28,779        (30,663)
                                                                                       --------       --------       --------
   Net increase (decrease) in cash                                                       95,649          3,755         (2,868)
Cash and invested cash at beginning of period                                             6,288          2,533          5,401
                                                                                       --------       --------       --------
Cash and invested cash at end of period                                                $101,937       $  6,288       $  2,533
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------
Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes                                          $      4       $      4       $      4
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------
   Cash paid during the year for interest                                              $    641       $    808       $  1,222
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                (Dollar amounts in thousands, except share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Superior National Insurance Group, Inc. and all subsidiaries (the Company). The Company's principal insurance subsidiary, Superior National Insurance Company
(SNIC) is licensed to write workers' compensation insurance and commercial property and casualty insurance in 17 states and the District of Columbia.

     During the third quarter of 1993, the Company adopted a plan to discontinue underwriting commercial property and casualty risks. Earned premiums reported in 1996, 1995, and 1994, reflect workers' compensation premium from policies that were primarily located in California.

     The Company's consolidated financial statements have been prepared on the basis of generally accepted accounting principles that vary in certain respects from accounting practices prescribed or permitted by state insurance regulatory authorities. The results of all significant intercompany transactions have been eliminated.

     Certain reclassifications have been made to prior year financial statements to conform to the 1996 presentation.

REVERSE STOCK SPLIT

     Effective May 25, 1995, shareholders of Superior National Insurance Group, Inc. approved a four-into-one reverse split of the Company's Common Stock. The purpose of the reverse split was to increase the per-share price of the Company's Common Stock in order to enhance public trading of the Common Stock upon the effectiveness of the Company's registration with the Securities and Exchange Commission. Consequently, the shares of common stock and stock options information included in the accompanying consolidated financial statements were prepared assuming the reverse stock split had been outstanding at the beginning of all periods presented.

CASH AND INVESTED CASH

     Cash includes currency on hand and demand deposits with financial institutions. Invested cash represents short-term, highly liquid investments, readily convertible to known amounts of cash and near maturity such that there is insignificant risk of changes in value because of changes in interest rates. Invested cash is carried at cost, which approximates market.

INVESTMENTS

     Investments in debt instruments consist primarily of bonds and collateralized mortgage obligations. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115 debt instruments and equities are classified as (i) "held-to-maturity" (carried at amortized cost); (ii) "trading" (carried at market with differences between cost and market being reflected in the results of operations); or (iii) if not otherwise classified, as "available for sale" (carried at market with differences between cost and market being reflected as a separate component of shareholders' equity, net of the applicable income tax effect). The premium and discount on fixed maturities and collateralized mortgage obligations are amortized using the scientific method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Current market values of investments are obtained from published sources. Declines in market value that are considered other than temporary are charged to operations. The adoption of SFAS 115 resulted in an increase in reported shareholders' equity of approximately $289 net of deferred income taxes in 1994. The Company's adoption of SFAS 115 may result in substantial fluctuations in reported shareholders' equity.

     Upon adoption of SFAS 115 the Company designated assets withheld under certain reinsurance contracts as held to maturity. The Company does not own any investments that qualify as derivatives as defined by Statement of Financial Accounting Standard No. 119, "Disclosure About Derivative Financial Investments and Fair Value of Financial Investments." Securities not designated as held to maturity have been designated as available-for-sale. The Company did not have any investments categorized as trading securities. For determining realized gains or losses on securities sold, cost is based on average cost.

     During 1995, the Financial Accounting Standards Board allowed companies the opportunity to re-designate their investments between (i) held to maturity;
(ii) trading; and, (iii) available-for-sale without penalty. During the grace period given by the FASB, the Company re-designated $2 million from held to maturity to available-for-sale.

     Investments in equity securities are carried at market value. Unrealized gains or losses on equity securities are reflected, net of applicable tax, in shareholders' equity.

PREMIUMS RECEIVABLE

     SNIC records premiums receivable for both billed and unbilled amounts. Unbilled premiums receivable, which are substantially all earned, primarily represent SNIC's estimate of the difference between amounts billed on installment policies and the amount to be ultimately billed on the policy. Unbilled premiums receivable also include estimated billings on payroll reporting policies which were earned but not billed prior to year end. SNIC uses its historical experience to estimate earned but unbilled amounts which are recorded as premiums receivable. These unbilled amounts are estimates, and while the Company believes such amounts are reasonable, there can be no assurance that the ultimate amounts received will equal the recorded unbilled amounts.

     The ultimate collectability of the unbilled receivables can be affected to a greater degree by general changes in the economy and the regulatory environment than billed receivables due to the increased time required to determine the billable amount. The Company attempts to consider these factors when estimating the receivable for unbilled premiums.

DEFERRED POLICY ACQUISITION COSTS

     Acquisition costs, consisting principally of commissions, premium taxes and certain marketing, policy issuance, and underwriting costs, related to the production of SNIC's workers' compensation business, are deferred and amortized ratably over the terms of the policies. If recoverability of such costs is not anticipated, the amounts not considered recoverable are charged to income. In determining estimated recoverability, the computation gives effect to the premium to be earned, related investment income, claims and claim adjustment expenses, and certain other costs expected to be incurred as the premium is earned.

     Policy acquisition costs incurred and amortized into income are as follows:

                                              1996         1995         1994
                                            --------     --------     --------

Balance as of beginning of year             $  2,780     $  2,905     $  3,351
Cost deferred during the year                 17,132       18,163       16,300
Amortization charged to expense              (16,870)     (18,288)     (16,746)
                                            --------     --------     --------
Balance at end of year                      $  3,042     $  2,780     $  2,905
                                            --------     --------     --------
                                            --------     --------     --------

CLAIMS AND CLAIM ADJUSTMENT EXPENSE

     Claims and claim adjustment expenses are based on case-basis estimates of reported claims and on estimates, based on experience and industry data, for unreported claims and claim adjustment expenses. The provision for unpaid claims and claim adjustment expenses, net of estimated salvage and subrogation, has been established to cover the estimated net cost of incurred claims. The amounts are necessarily based on estimates, and accordingly, there can be no assurance the ultimate liability will not differ from such estimates.

     There is a high level of uncertainty inherent in the evaluation of the required claims and claim adjustment expense reserves. Management has selected ultimate claim and claim adjustment expense that it believes will reasonably reflect anticipated ultimate experience. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Claims reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past.

POLICYHOLDER DIVIDENDS

     Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation; however, since the inception of open rating in January, 1995 the consumers' preference has been for the lowest net price at a policy's inception. This is evidenced by the decline in participating policies written by SNIC as a percent of total policies, such percentage has declined from 65% of workers' compensation premiums in force at December 31, 1994 to 24% at December 31, 1995, and less than 1% at December 31, 1996. In 1995, as a result of the diminishing value of Policyholder Dividends SNIC's management declared a moratorium in the payment of policyholder dividends. In December 1996, the Company discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by SNIC. Dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies.

PREMIUM INCOME RECOGNITION

     Insurance premiums are earned ratably over the terms of the policies. Unearned premiums are computed on a daily pro-rata basis.

INCOME TAXES

     The Company files a consolidated Federal income tax return which includes all qualifying subsidiaries.

     Deferred income taxes are provided for temporary differences between financial statement and tax return bases using the asset and liability method, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method deferred taxes are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be settled. Tax rate changes are accounted for in the year in which the tax law is enacted.

EARNINGS PER SHARE ("EPS")

     The EPS calculations for the years ended December 31, 1996, 1995 and 1994 were calculated based upon the weighted average number of shares of common stock after giving effect to the four-into-one reverse stock split, and adjusted for the effect, if any, of options and warrants considered to be common stock equivalents. Stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive. The calculations assume the reverse stock split, effective May 25, 1995, had been outstanding at the beginning of all periods presented. The weighted number of shares outstanding used in the earnings per share calculations are 5,315,670 shares for 1996, 3,430,373 shares for 1995 and 3,429,873 shares for 1994.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization (approximately $5,061 and $4,176 at December 31, 1996 and 1995, respectively). Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets or, if less, the term of the lease. Property, equipment, and leasehold improvements are included as a component of "Prepaid and other assets" on the consolidated balance sheets.

USE OF MANAGEMENT ESTIMATIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. The Company has provided such estimates for its workers' compensation claims and claim adjustment expenses; discontinued operations; policyholder dividends; and deferred taxes balances in its financial statements. While, these estimates are based upon analyses performed by management, outside consultants and actuaries, the amounts the Company will ultimately pay may differ materially from the amounts presently estimated.

STOCK- BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for the fiscal year beginning in 1996. The Company has adopted the disclosure method of accounting for SFAS 123.

(2)  INVESTMENTS

     The amortized cost and market values of bonds and notes classified as available-for-sale at December 31, 1996 are as follows:

                                                Gross        Gross
                                Amortized    Unrealized   Unrealized    Market
                                  Cost          Gains       Losses       Value
                                ---------    ----------   ----------    ------

AVAILABLE-FOR-SALE:
United States government
   agencies and authorities        22,596            62         (174)   22,484
Collateralized mortgage
   obligations                     12,989             -         (134)   12,855
Corporate instruments               9,864            23          (20)    9,867
State and political
   subdivisions                     1,100            24            -     1,124
                                ---------    ----------   ----------    ------
Total-available-for-sale           46,549           109         (328)   46,330
                                ---------    ----------   ----------    ------
                                ---------    ----------   ----------    ------

     The market value of equity securities as of December 31, 1996 are as follows:

                                                Gross        Gross
                                Amortized    Unrealized   Unrealized    Market
                                  Cost          Gains       Losses       Value
                                ---------    ----------   ----------    ------
EQUITY SECURITIES:
Corporate Instruments           $   1,199    $       73   $      (99)   $1,173
                                ---------    ----------   ----------    ------
Total Equity Securities         $   1,199    $       73   $      (99)   $1,173
                                ---------    ----------   ----------    ------
                                ---------    ----------   ----------    ------

     The amortized cost and estimated market values of investments classified as available for sale at December 31, 1996, by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage backed securities are included based upon the expected payout pattern and duration of the fixed income security. Changes in interest rates, investor expectations and political agendas could cause the ultimate payout pattern to differ.


                                             Available for Sale
                                           ----------------------
                                           Amortized       Market
                                             Cost           Value
                                           ---------       ------

          Due in one year or less            7,458          7,309
          Due after one year
             through five years             16,641         16,601
          Due after five years
             through ten years              10,266         10,263
          Due after ten years               12,184         12,157
                                            ------         ------
          Total                             46,549         46,330
                                            ------         ------
                                            ------         ------

     The amortized cost and market values of bonds and notes classified as held to maturity and investments classified as available for sale at December 31,1995 are as follows:

                                                Gross        Gross
                                Amortized    Unrealized   Unrealized    Market
                                  Cost          Gains       Losses       Value
                                ---------    ----------   ----------    ------

AVAILABLE FOR SALE:
United States government
   agencies and authorities        22,549           129         (154)   22,524
Collateralized mortgage
   obligations                     10,753            88          (62)   10,779
Corporate instruments               7,398           214            -     7,612
State and political
   subdivisions                     1,100            38            -     1,138
                                ---------    ----------   ----------    ------
Total available for sale           41,800           469         (216)   42,053
                                ---------    ----------   ----------    ------
                                ---------    ----------   ----------    ------

     The amortized cost and market values of bonds, notes and invested cash for funds withheld from reinsurers as of December 31, 1995 are as follows:

                                                Gross        Gross
                                Amortized    Unrealized   Unrealized    Market
                                  Cost          Gains       Losses       Value
                                ---------    ----------   ----------   --------

FUNDS WITHHELD FROM REINSURER:
United States government
   agencies and authorities      $103,496    $    2,132   $      (74) $105,554
Collateralized mortgage
   obligations                      2,306            10            -     2,316
Special revenue                     2,118            65            -     2,183
Corporate instruments               7,001            19            -     7,020
                                ---------    ----------   ----------  --------
Total funds withheld from
   reinsurers                   $ 114,921    $    2,226   $      (74) $117,073
                                ---------    ----------   ----------  --------
                                ---------    ----------   ----------  --------

     The market value of equity securities as of December 31, 1995 are as follows:

                                                Gross        Gross
                                             Unrealized   Unrealized    Market
                                  Cost          Gains       Losses       Value
                                ---------    ----------   ----------    ------

EQUITY SECURITIES:
Corporate Instruments           $     686    $        3   $        -    $  689
                                ---------    ----------   ----------    ------
Total Equity Securities         $     686    $        3   $        -    $  689
                                ---------    ----------   ----------    ------
                                ---------    ----------   ----------    ------

     A summary of net investment income for the years ended December 31, are as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Interest on bonds and notes                 $6,628        $ 9,310       $8,738
Interest on invested cash                    1,609          1,297          597
Realized gains (losses)                         31           (525)          35
Other                                            -              -            3
                                            ------        -------       ------
Total investment income                      8,268         10,082        9,373
Investment expense                             499            298          324
                                            ------        -------       ------
Net investment income                       $7,769         $9,784       $9,049
                                            ------        -------       ------
                                            ------        -------       ------

     Realized gains (losses) on investments for the years ended December 31, are as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Bonds and notes                             $   31        $  (525)      $   55
Equity securities                                -              -          (20)
                                            ------        -------       ------
Total                                       $   31        $  (525)      $   35
                                            ------        -------       ------
                                            ------        -------       ------

     The changes in unrealized gains (losses) on debt instruments held as available-for-sale and equity security investments at December 31, are as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Bonds and notes                             $ (472)       $ 4,154       14,637
Equity securities                              (29)             2            -
                                            ------        -------       ------
    Total                                   $ (501)       $ 4,156       14,637
                                            ------        -------       ------
                                            ------        -------       ------

     Proceeds from sales of investments held as available for sale for the year ended December 31, 1996, 1995 and 1994 were $25,343, $17,643 and $4,047, respectively. Gross gains of $44 and gross losses of $13 were realized on those sales in 1996. Gross gains of $4 and gross losses of $529 were realized on those sales in 1995. Gross gains of $63 and gross losses of $8 were realized on those sales in 1994.

     Bonds and other securities with a market value of $127,112 at December 31, 1996 and $143,462 at December 31, 1995, were on deposit with various insurance regulatory authorities. Additionally, see Note (7) regarding investments held related to reinsurance contracts.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table represents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments, defines the fair value of a financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

          The carrying amounts shown in the table below are included in the Consolidated Balance Sheets under the indicated options.

                                                 1996               1995
                                           ----------------   -----------------
                                           Carrying   Fair    Carrying   Fair
                                            Amount    Value    Amount    Value
----------------------------------------   --------  ------   --------  -------
Financial liabilities:
Chase financing agreement                   91,681   91,374         -        -
Imperial Bank Debt                           7,250    7,541     8,530  $ 8,769
Preferred securities issued by affiliate   $23,571   19,998   $21,045  $22,035
                                           -------   ------   -------  -------
                                           -------   ------   -------  -------

     Fair value is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

(4)  CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

     The activity in the claim and claim adjustment expense reserve account is summarized as follows:

                                                                                       --------------------------------------
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                         1996           1995           1994
                                                                                       --------       --------       --------
Beginning reserve, gross of reinsurance                                                $141,495       $171,258       $171,038
Less: Reinsurance recoverable on unpaid losses                                           27,076         31,897         28,971
                                                                                       --------       --------       --------
Beginning reserve, net of reinsurance                                                   114,419        139,361        142,067
Provision for net claims and claim adjustment expenses
     For claims occurring in current year                                                57,614         58,842         72,457
     For claims occurring in prior years                                                 (1,976)        (4,872)         6,304
                                                                                       --------       --------       --------
     Total claims and claim adjustment expenses                                          55,638         53,970         78,761
                                                                                       --------       --------       --------
Payments for net claims and claim adjustment expense:
     Attributable to insured events incurred in current year                            (19,816)       (19,732)       (23,061)
     Attributable to insured events incurred in prior years                             (59,698)       (59,180)       (58,406)
                                                                                       --------       --------       --------
     Total claims and claim adjustment expense payments                                 (79,514)       (78,912)       (81,467)
                                                                                       --------       --------       --------
Ending reserves, net of reinsurance                                                      90,543        114,419        139,361
Reinsurance recoverable on unpaid losses                                                 24,986         27,076         31,897
                                                                                       --------       --------       --------
Ending reserves, gross of reinsurance                                                  $115,529       $141,495       $171,258
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

     During 1996, the Company continued to experience decreased frequency and severity with respect to claims incurred during 1996; however adverse develop-ment on the 1995 accident year began to emerge. The Company's 1996 accident year net claim and claim adjustment expense ratio for accident year 1996 at the end of calendar year 1996 was 65.0%, versus 65.6% for accident years 1995 and 1994, at their respective calendar year ends.

     In 1996, the Company experienced approximately $2.0 million in favorable development on net claims and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million adverse development on direct reserves for accident year

1995, and $2.3 million adverse development on ceded reserves for accident years 1995 and prior. The Company's 1995 accident year net claims and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6%, verses 74.6% at the end of the 1996 calendar year. Similar adverse development has been experienced throughout the California workers' compensation industry.

     During 1995, the Company experienced approximately $8.6 million of favor-able development on direct claim and claim adjustment expense reserves estimated at December 31, 1994. Management believes the favorable development resulted from the Company's improved claims management controls and decreased claim severity, particularly in the medical component of the workers' compensation line. Similar favorable development on pre-1995 losses has been experienced elsewhere in the California workers' compensation industry. Offsetting the favorable direct development in large part was the re-estimation during 1995 of reinsurance receivables recorded at December 31, 1994 from approximately $66.2 million to approximately $59.9 million at December 31, 1995.

(5)      DISCONTINUED OPERATIONS

     During the third quarter of 1993, the Company adopted a plan to discontinue underwriting commercial property and casualty risks. As a result, the Company recorded a pre-tax charge to income of $2,991 for estimated operating losses during the phase-out period.

     During the second quarter of 1995, the Company increased its reserves by approximately $15 million for discontinued operations for accident years 1994 and prior. This increase in claims and claim adjustment expense reserves from the original estimate at the measurement date resulted from increased frequency and severity of claims incurred from those years, relative to previous expectations, which in turn caused an increase in the estimated ultimate claims and claim adjustment expense reserves related to 1994 and prior years.

     At December 31, 1996 and 1995, the net assets and liabilities of discontinued operations, consisting primarily of reinsurance receivables, securities, and unpaid claims and claim adjustment expenses, have been reclassified in the balance sheet at estimated net realizable or payable value. Management estimates the discontinued operations will be "run off" by the year 2000. The assets and liabilities of discontinued operations are summarized below.

                                                          --------------------
                                                               December 31,
                                                          --------------------
                                                            1996         1995
                                                          -------      -------
Assets:
     Reinsurance recoverables                             $ 8,604      $40,495
     Investments and other assets                          17,261           43
                                                          -------      -------
          Total Assets                                    $25,865      $40,538
                                                          -------      -------
                                                          -------      -------
Liabilities:
     Claims and claim adjustment expense reserves         $25,466      $40,526
     Other liabilities                                        399           12
                                                          -------      -------
          Total liabilities                               $25,865      $40,538
                                                          -------      -------
                                                          -------      -------

(6)  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994, was allocated as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Continuing operations                       $1,597        $   (12)     $ 1,398
Dividend accrued on preferred securities      (858)          (767)        (352)
Discontinued operations                          -         (5,070)           -
Extraordinary item                               -              -       (1,042)
                                            ------        -------      -------
     Total                                  $  739        $(5,849)     $     4
                                            ------        -------      -------
                                            ------        -------      -------

     Income tax expense (benefit) from continuing operations for the years ended December 31, 1996, 1995, and 1994 is composed of the following amounts:

                                             1996           1995         1994
                                            ------        -------       ------
Current                                     $    4        $     4      $     4
Deferred                                     1,593            (16)       1,394
                                            ------        -------      -------
Total                                       $1,597        $   (12)     $ 1,398
                                            ------        -------      -------
                                            ------        -------      -------

     Taxes computed at the statutory rate of 34% varied from the amounts reported in the consolidated statements of income at December 31, as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Income taxes at statutory rates             $1,777        $ 3,974       $1,699
Effect of tax-exempt interest                  (22)           (15)         (15)
Effect of meals and entertainment               38             38           37
Research and Development credit               (200)             -            -
Change in valuation allowance for
 tax assets                                      -         (4,013)        (237)
Internal Revenue Service settlement              -              -           15
Change in AMT credit carryforward                -              -         (101)
Other                                            4              4            -
                                            ------        -------      -------
   Total                                    $1,597        $   (12)     $ 1,398
                                            ------        -------      -------
                                            ------        -------      -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

                                                            1996        1995
                                                          --------    --------

Deferred tax assets:
Original issue discount                                   $  5,764    $ 22,908
Net operating loss carryforward                             29,062      27,961
Alternate minimum tax carryforward                             701         701
Unearned premium liability                                     660         686
Policyholder dividends                                           -       2,326
Unrealized loss on available for sale securities                84           -
Research and development credit                                200           -
Other                                                          281         391
                                                          --------    --------
Total gross deferred tax assets                             36,752      54,973
Less: Valuation allowance                                        -            -
                                                          --------    --------
     Total                                                  36,752      54,973
                                                          --------    --------

Deferred tax liabilities:
Loss reserves                                               (9,139)    (22,197)
Discontinued operations                                     (1,245)     (5,850)
Reinsurance experience refund                              (15,300)    (15,300)
Deferred acquisition costs                                  (1,034)       (945)
Direct collection allowance                                   (510)       (510)
Unrealized gain on available-for-sale                            -         (86)
Reinsurance payable                                             (4)          -
                                                          --------    --------
Total gross deferred tax liabilities                       (27,232)    (44,888)
                                                          --------    --------
    Net deferred tax asset                                $  9,520    $ 10,085
                                                          --------    --------
                                                          --------    --------

     Management believes it is more likely than not the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully realize recorded tax benefits.

     At December 31, 1996, the Company had a tax net operating loss carry forward of $86.1 million that begins to expire in the year 2006.


(7)  REINSURANCE

     SNIC cedes claims and claim adjustment expenses to reinsurers under various contracts that cover individual risks, classes of business, or claims that occur during specified periods of time. Reinsurance is ceded on pro rata, per-risk excess-of-loss, and aggregate bases. These reinsurance arrangements provide greater diversification of risk and limit SNIC's claims arising from large risks or from hazards of an unusual nature. SNIC is contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations. Therefore, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risks arising from reinsurance activities and economic characteristics to minimize its exposure to significant losses from reinsurer insolvencies.

     As of December 31, 1996, SNIC was involved in a dispute with reinsurers, which, if not settled, may be resolved in arbitration. SNIC's dispute exists with its property and casualty reinsurers as to the existence of coverage related to a claim in the amount of $850. Management expects to recover the entire disputed amount. At December 31, 1996, there were no disputes related to the workers' compensation operations.

     Effective June 30, 1991, SNIC entered into an aggregate excess of loss reinsurance contract (1991 Contract) with Centre Reinsurance Limited (Centre
Re). Under the 1991 Contract, SNIC purchased for $50 million reinsurance for claims and claim adjustment expense incurred on or prior to June 30, 1991, to the extent that these amounts were unpaid at June 30, 1991. The coverage obtained amounted to $87.5 million in excess of SNIC's retention. Additionally, SNIC ceded approximately $69.1 million of earned premiums to Centre Re through December 31, 1992. Claims and claim adjustment expenses occurring prior to December 31, 1992 were ceded to Centre Re in the amount of $165.6 million under the 1991 Contract. Prospective cessions of premium and claims were terminated by mutual consent of SNIC and Centre Re effective December 31, 1992; however, all other terms of the 1991 Contract remain in effect until the treaty terminates January 1, 1998.

     As a result of the transaction entered into between the Company, Centre Re and Chase Manhattan Bank (see footnote 8), the reinsurance receivables related to the 1991 Contract no longer qualify as reinsurance receivables under the conditions established in SFAS No. 113. Therefore, the receivables have been reclassified as receivables from reinsurer on the balance sheet.

     Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract (1993 Contract) with Centre Re. From SNIC's perspective the 1993 Contract substantively operated as a one year contract with at least four one year options to renew that were exercisable solely at the Company's election during the first five years of the contract. Subsequent to January 1, 1998, the 1993 Contract could have been terminated by either SNIC or Centre Re upon 30 days notice. The 1993 Contract required the Company to cede not less than $15 million and not more than $20 million of premium to Centre Re with respect to any covered accident year. Claims and allocated claim adjustment expenses occurring during the accident year are ceded to Centre Re in excess of a variable percentage of earned premium (60%, 56.5% and 57.5% for the 1995, 1994 and 1993 accident years, respectively) and are subject to a limit of 130% of ceded earned premium, such limit not to exceed $26 million for any accident year. Effective January 1, 1996, the 1993 Contract was canceled at the Company's election. The Company accrued $5.3 million related to the cancellation of the 1993 contract.

     Reinsurance recoverable of $145.8 million and $165.6 million for the years ended December 31, 1995 and 1994, respectively, were associated with Centre Re. Under related reinsurance agreements with Centre Re, the Company held collateral in the form of funds withheld of $105.7 million and $111.7 million for the years ended December 31, 1995 and 1994, respectively, and irrevocable letters of credit of $27.6 million and $62.3 million for the years ended December 31, 1995 and 1994, respectively. Centre Re realized $4.9 million in capital gains in 1995 and none in 1994 and 1993. The investment risk of investments related to the funds withheld account was Centre Re's. Additionally, investment income on the funds withheld account inured to the benefit of Centre Re.

     Effective January 1, 1994, the Company entered into a 20% quota-share reinsurance agreement with Zurich Reinsurance Centre (ZRC), an affiliate of Centre Re. Under the terms of the treaty, the Company is to receive a ceding commission to cover its costs of acquisition, and ZRC has the option to reduce its participation level in subsequent years. Policies covered under this contract include statutory workers' compensation and employers liability in-force at January 1, 1994, and new and renewal policies occurring on or after January 1, 1994. On December 31, 1994, ZRC elected to reduce its quota share participation to 5%; however, all other terms of the treaty remained in effect.

     SNIC's contracts are generally entered into on an annual basis. SNIC has maintained reinsurance treaties with many reinsurers for a number of years. In general, SNIC's reinsurance contracts are of the treaty variety, and cover underwritten risks specified in the treaties. SNIC also from time to time purchases facultative reinsurance covering specific liabilities or policies underwritten. As of December 31, 1996, ZRC, General Reinsurance Corporation and Unum Life Insurance Co. account for 36.8%, 24.8% and 15.6%, respectively, of total amounts recoverable from all reinsurers on paid and unpaid claims and claim adjustment expenses.

     Amounts included in the income and expense accounts in continuing operations in connection with all ceded reinsurance at December 31, are as follows:

                                             1996           1995         1994
                                            ------        -------       ------
Net Premiums written:
   Premiums written                       $ 99,282        $97,084     $134,769
   Premiums ceded                          (11,567)        (7,945)     (28,823)
                                          --------        -------     --------
     Net premiums written                 $ 87,715        $89,139     $105,946
                                          --------        -------     --------
                                          --------        -------     --------

Net change in unearned premiums:
   Direct                                 $   (645)       $  (381)    $ (3,935)
   Ceded                                      (288)          (215)        (537)
                                          --------        -------     --------
     Net change in unearned premiums      $   (933)       $  (596)    $ (4,472)
                                          --------        -------     --------
                                          --------        -------     --------

Net claims and claim adjustment expenses:
   Claims and claim adjustment expenses   $ 61,702        $56,388     $ 87,163
   Reinsurance recoveries                   (6,064)        (2,418)      (8,402)
                                          --------        -------     --------
     Net claims and claim adjustment
     expenses                             $ 55,638        $53,970     $ 78,761
                                          --------        -------     --------
                                          --------        -------     --------

     Funds withheld interest charges relating to the Centre Re treaties were recorded in the amount of $6,062, $8,815 and $7,545 for the years ended
December 31, 1996, 1995, and 1994, respectively. Additionally, these interest charges have been included in the funds withheld liability and interest expense in the accompanying consolidated financial statements. The funds withheld liability and interest accrual have been offset against amounts due from reinsurers. The entire funds withheld investments were returned to Certre Re in November 1996.

(8)  LONG TERM DEBT

     The following is a summary of the long-term debt balances at December 31:

                                                            1996        1995
                                                          --------    --------

Chase Financing Agreement - 6.87% due through 2004         $91,681      $    -
Imperial Bank Debt - 8.25% due through 2001                  7,250       8,500
Voting Notes due 2002                                           30          30
                                                           -------      ------
Balance at end of period                                   $98,961      $8,530
                                                           -------      ------
                                                           -------      ------

     Effective June 30, 1994, the Company entered into a $10 million term loan agreement (the "1994 Loan") with Imperial Bank, which was used to retire subordinated notes issued during 1992. This term loan is to be fully amortized over seven years with quarterly payments of $300 plus interest per quarter for years one and two, $350 plus interest per quarter for years three and four, and $400 plus interest per quarter for years five, six and seven. Effective July 1, 1995, the borrowing rate was changed from Imperial Bank's prime rate plus one half percent to a fixed rate of 8% per annum. Additionally, under the amended terms of the 1994 Loan, the Company could not prepay the Loan until July 1, 1996. At which time, the Loan may be prepaid based upon an agreed upon premium which varies by year. The premium for 1997 is 3.5%; 1998 is 2.5%; 1999 is 1%; and 2000 is none.

     The Company must adhere to certain requirements and provisions to be in compliance with the terms of the notes. The provisions require SNIC to maintain certain financial ratios and Superior National Insurance Group, Inc. the holding company, to maintain Imperial Bank certificates of deposit in an amount equal to 20% of SNIG's outstanding balance under the 1994 Loan. At December 31, 1996, the Imperial Bank time certificates of deposit were $1.5 million all of which was restricted. The Company is in compliance with all loan covenants as of December 31, 1996.

     During 1996, the Company entered into a financing transaction involving Centre Re and Chase. Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re.

     The principal balance of the loan is collateralized by receivables due from reinsurer and amortizes based upon the payout pattern of the underlying claims of the reinsurance receivables. The loan amortizes approximately $6.0 million in 1997, $33.7 million in 1998, $25.6 million in 1999, $15.2 million in 2000 and $(0.8) in 2001, with the remaining $12.0 million due through 2004. The effective interest rate of the loan will be approximately 6.87%.

     On June 30, 1994, the Company retired all of its 14.5% Senior Subordinated Series A Notes and Series B Notes. Voting Notes of $30 are still outstanding as of December 31, 1996. As a result of the prepayment of the debt, the Company recognized an extraordinary loss of $2,022, net of an income tax benefit of $1,042. For the year ended December 31, 1994, amounts paid to International Insurance Investors (III), an affiliate of Centre Re, and Company officers for prepayment penalty related to the early extinguishment of debt are $1,397 and $153, respectively. Interest expense incurred in 1996, 1995, and 1994, was $1,465, $804, and $1,181, respectively.

     The warrants related to the Series A and B notes remain outstanding and provide their holders the right to purchase 1,566,465 shares of common stock at a strike price of $4 per share. The warrants are currently exercisable and expire on April 1, 2002. The warrants are held by senior management and a nominee for III.

     In February 1995, SNIC entered into an agreement with a national brokerage house to allow it to enter into $5 million in reverse repurchase transactions that must be secured by either U.S. treasuries or government agency bonds. There were no outstanding transactions at December 31, 1996.

     The aggregate maturities of the financing agreement; long-term debt and voting notes are as follows:

                                    Financing      Long-term         Voting
          Fiscal Year               Agreement        Debt             Notes
          -----------               ---------      ---------         ------
          1997                          6,021          1,400              -
          1998                         33,709          1,450              -
          1999                         25,555          1,600              -
          2000                         15,229          1,600              -
          2001                           (799)         1,200              -
          Thereafter                   11,966              -             30
                                    ---------      ---------         ------
                                       91,681          7,250             30
                                    ---------      ---------         ------
                                    ---------      ---------         ------

(9)  PREFERRED SECURITIES ISSUED BY AFFILIATE

     On June 30, 1994, the Company completed the sale of $20 million of preferred securities and warrants to affiliates of Centre Re in a transaction approved by the shareholders and the DOI. The preferred securities are
subordinate to the Imperial Bank term debt.   A special purpose investment
partnership, Superior National Capital, L.P. (the Limited Partnership), was formed in Bermuda to issue $20 million face amount of 9.7% redeemable preferred securities to Centre Reinsurance Services (Bermuda) III, Limited in exchange for $18 million. CentreLine Reinsurance Limited paid the Company $2 million for warrants to purchase 579,357 shares of the Company's common shares at $5.20 per share, representing a fully-diluted 10 percent interest in the Company. The warrants are currently exercisable and expire on June 30, 2001.

     The proceeds received from the sale of preferred securities by the Limited Partnership were loaned to Superior National Insurance Group, Inc. Interest on the debt is to be paid to the Limited Partnership, which in turn will make the required dividend payments on the preferred securities. The Limited Partnership is accounted for as a subsidiary in the Company's consolidated financial statements. The debt between Superior National Insurance Group, Inc. and the Limited Partnership eliminates in consolidation. The preferred securities issued by the Limited

Partnership and are presented between the liability and shareholders' equity sections of the balance sheet, net of transaction costs.

     The difference between the face value and the carrying value is amortized over the seven year maturity of the preferred securities using the scientific method. The amortization, net of tax benefits, and accrued dividends, is charged to current year income after continuing operations, net of taxes.

     The following is a summary of the preferred securities balance as of December 31:

                                                 1996                1995
                                               --------            --------
Beginning balance                               $21,045             $18,790
Add: Dividends and accretion                      2,526               2,255
                                               --------            --------
Balance at end of period                        $23,571             $21,045
                                               --------            --------
                                               --------            --------

     For the first three years, the preferred securities will pay dividends in the form of additional face value of the preferred securities at the coupon rate of 9.7%.

(10) STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

     SNIC is domiciled in the State of California and prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of California Department of Insurance (DOI). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     SNIC has been permitted to record its experience rated refund at its estimated realizable value, which may be different from its current market value as a result of fluctuations in interest rates and future yields on certain U.S. Treasury Bonds.

     SNIC's statutory policyholders' surplus as reported to regulatory authorities was $51,998 and $51,895 at December 31, 1996, and 1995, respectively. SNIC's statutory net income, as reported to regulatory authorities, was $791, $1,050 and $3,917 for the years ended December 31, 1996, 1995, and 1994 respectively.

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The laws of the various states establish supervisory agencies with broad administrative and supervisory powers. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. The Company and SNIC have registered as holding company systems pursuant to such legislation in California. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, and accounting for reinsurance transactions. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and SNIC.

     The Risk Based Capital Model (RBC) for property and casualty insurance companies was adopted by the NAIC in December 1993, and starting in 1995, companies were required to report their RBC ratios to the NAIC. SNIC has calculated and met its RBC requirement.

     Insurance companies are also subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. At December 31, 1996, SNIC could pay approximately $5.2 million in dividends and advances to the Company without the DOI's prior approval based on 10% of reported statutory surplus.

     In 1995, SNIC made an extraordinary dividend distribution of 100% of its shares in Superior (Bermuda) Limited to Superior National Insurance Group, Inc., after receiving prior approval from the DOI, constituting $15 million of SNIC's statutory capital and surplus. Cash dividends of $850 were paid in 1994.

(11) EMPLOYEE BENEFIT PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. As discussed below in management's opinion, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     The Company has two fixed option plans the 1986 Stock Option Plan (the "1986 Plan") and the 1995 Stock Incentive Plan (the "1995 Plan"). The terms of the 1986 Plan permit the Company, at the Board of Directors discretion, to grant options to its management to purchase 225,000 shares of common stock. Options granted under the 1986 Plan are not intended to qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code (the "Code"). The 1995 Plan permits granting of both options that qualify for treatment as incentive stock options under Section 422 of the Code, and options that do not qualify as incentive stock options. Under the 1995 Plan, officers and key employees of the Company may be granted options to purchase shares of common stock of the Company or may be given the opportunity to receive restricted stock of the Company. Under the 1995 Plan the number of shares of common stock that may be granted, either through the exercise of options or the issuance of restricted stock, is 625,000 shares. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date
of grant and options have a maximum term of  ten years.   The Board of Directors
may grant options at any point during a year and the options generally vest over five years.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used is in the calculation is the 10 year Treasury Note rate on the date the options were granted. The risk free interest rate used for options granted during 1996 ranged from 6.0% to 6.79% and options granted during 1995, the risk free interest rate ranged from 6% to 7.11%. The volatility factors for the expected market price of the common stock of 70% and 77% were used for options granted in 1996 and 1995 respectively. A weighted average expected life of ten years was used as the Company has little history of options being exercised prior to their expiration.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                  1996                1995
                                                -------              ------
Pro forma net income                            $ 1,842              $  338
Pro forma earnings per share
     Primary                                    $  0.41                0.10
     Fully Diluted                              $  0.38                0.10

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:


                                                                         1996                               1995
                                                             -----------------------------      -----------------------------
                                                               Number     Weighted-Average        Number     Weighted-Average
                                                             of Shares     Exercise Price       of Shares     Exercise Price
                                                             -----------------------------      -----------------------------

Stock options outstanding
   beginning of year                                           252,500              $ 4.19        138,750              $ 4.47
Stock options granted                                          146,516                5.46        135,000                5.20
Stock options exercised                                         (3,100)                  4           (500)                  4
Stock options canceled                                          (6,400)               4.61        (20,750)                  4
Stock options outstanding,
   end of year                                                 389,516              $ 5.13        252,500              $ 4.90
                                                               -------              ------        -------              ------
                                                               -------              ------        -------              ------
Exercisable at end of year                                     102,200                   -         56,690                   -
Weighted-average fair value
of options granted during the year                              $ 4.41                             $ 4.40


     Exercise prices for options outstanding as of December 31, 1996 ranged from $4 to $7.70. The weighted-average remaining contractual life of those options is 9 years.

     The following is a summary of the transactions under the 1986 stock option plan for the years ended December 31:


                                              1996                          1995                               1994
                                    ------------------------      ------------------------           ------------------------
                                      Number        Option          Number         Option             Number         Option
                                    of Shares        Price        of Shares        Price             of Shares       Price
                                    ------------------------      ------------------------           ------------------------
Stock options outstanding
   beginning of year                  127,500    $4.00-$5.20        138,750    $4.00-$5.20             146,250    $      4.00
Stock options granted                       -              -         10,000           5.20              57,500      5.00-5.20
Stock options exercised                (3,100)          4.00           (500)          4.00                   -              -
Stock options canceled                 (4,400)     4.00-5.20        (20,750)          4.00             (65,000)          4.00
                                      -------                       -------                            -------
Stock options outstanding,
   end of year                        120,000    $4.00-$5.20        127,500    $4.00-$5.20             138,750    $4.00-$5.20
                                      -------    -----------        -------    -----------             -------    -----------
                                      -------    -----------        -------    -----------             -------    -----------



     At December 31, 1996, 58,200 vested options were exercisable and no additional options or purchase rights will be granted under the 1986 plan.

                                              1996                  1995
                                    ----------------------   -----------------
STOCK OPTIONS:                        Number      Option       Number   Option
                                    of Shares      Price     of Shares   Price
                                    ---------   ----------   ---------  ------
Options outstanding at
 beginning of the year                125,000        $5.20           -       -
Options granted                       146,516   $5.20-7.70     125,000   $5.20
Options canceled                       (2,000)        5.20           -       -
                                      -------                  -------
Options outstanding at end of year    269,516   $5.20-7.70     125,000   $5.20
                                      -------   ----------     -------   -----
                                      -------   ----------     -------   -----


                                              1996                  1995
                                    ----------------------   -----------------
RESTRICTED STOCK:                     Number      Option       Number   Option
                                    of Shares      Price     of Shares   Price
                                    ---------   ----------   ---------  ------
Shares outstanding at
 beginning of year                     36,350        $5.20           -       -
Shares granted                         45,934    4.87-6.25      36,350   $5.20
Shares issued                         (13,019)   4.87-5.20           -       -
                                      -------                  -------
Shares outstanding at end of year      69,265   $4.87-6.25      36,350   $5.20
                                      -------   ----------     -------   -----
                                      -------   ----------     -------   -----

     At December 31, 1996, 44,000 vested options were exercisable and 243 of the restricted shares granted in 1996 were vested, but were not issued. Shares available for future grants under the 1995 Plan at December 31, 1996 were 286,219.

     Effective January 1, 1990, the Company implemented a 401(k) Plan (the "Plan") which is available for substantially all employees and under which the Company matches a percentage of the participant's compensation. The employer contributions are discretionary and vest over a five year period. The employer contributions for plan years 1996, 1995, and 1994 were $170, $150, and $82, respectively.

     The Company has no formal post-employment retirement benefit plans; however, the Company has entered into severance contracts with certain former employees for which approximately $48, $322 and $284 of accrued expenses were recorded at December 31, 1996, 1995, and 1994, respectively.


(12)     COMMITMENTS

     The Company and its subsidiaries occupy offices under various operating leases. The future minimum lease payments at December 31, 1996, are as follows:

                    1997                         $1,931
                    1998                          1,589
                    1999                          1,604
                    2000                            391
                    2001                             43

     Rental expenses totaled approximately $1,918, $1,772 and $1,780 for the years ended December 31, 1996, 1995, and 1994, respectively.

     In a transaction associated with the sale of Senior Subordinated Notes to III, the Company and SNIC agreed to pay International Insurance Advisors, Inc., agent for each of the III limited partners and for the general partner of III, a consulting fee in the amount of $250 beginning on April 1, 1993, and on each April 1 thereafter, to and including April 1, 1998. The retirement of the 1992 Notes in 1994 did not affect the obligation of the Company and SNIC to pay the consulting fee.


(13) LITIGATION

     The Company is subject to various litigation which arises in the ordinary course of business. Management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.


(14) PREPAID AND OTHER ASSETS

     A summary of prepaid and other assets at December 31, are as follows:

                                                        1996           1995
                                                     -------        -------
Furniture and fixtures, net                          $ 1,260        $ 1,151
Data processing equipment, net                         3,560          2,767
Prepaid and advances                                   1,091          1,540
Other                                                  1,453            619
                                                     -------        -------
                                                     $ 7,364        $ 6,077
                                                     -------        -------
                                                     -------        -------

(15) ACCOUNTS PAYABLE AND OTHER LIABILITIES

     A summary of accounts payable and other liabilities at December 31, are as follows:

                                                        1996           1995
                                                     -------        -------
Escheatment payable                                  $   333        $ 1,423
Rent and lease liability                                 527            662
Accounts payable                                       8,683          5,275
Other liabilities                                      3,198             60
                                                     -------        -------
                                                     $12,741        $ 7,420
                                                     -------        -------
                                                     -------        -------

(16) SUBSEQUENT EVENT

     On September 17, 1996 the Company entered into a definitive agreement to acquire Pac Rim Holding Corporation (PRIM) for approximately $54 million in cash. The ultimate price per share to be paid was based on a formula that was based upon the size of PRIM's loss reserves at the time of the scheduled transaction closing in December 1996. The transaction was expected to yield $3 to $3.10 a share to PRIM shareholders. As a result of the DOI's triennial audit of PRIM, it was required to strengthen its claim and claim adjustment expense reserve by $12 million. The magnitude of the reserve strengthening necessitated renegotiation of the terms of the original definitive agreement. On February 18, 1997 a revised purchase agreement was announced by the Company and PRIM. Under the terms of the agreement the Company will acquire PRIM for the aggregate consideration of approximately $42 million in cash. PRIM shareholders will receive approximately $20 million ($2.11 per share); $20 million will be paid to PRIM's convertible debenture holders; and approximately $2 million will be paid to PRIM's warrant and option holders.

     The Company will finance the acquisition with a combination of common stock and bank debt. Under an agreement reached September 17, 1996, a group of investors including Insurance Partners, L.P., TJS Partners, L.P., and the Company's management have agreed to purchase $18 million of newly issued common stock (2,390,438 shares) at $7.53 per share, based upon the September 1996 market price of the Company's common stock. The Company expects the remaining $24 million of the purchase price will be funded by a $44 million bank loan to be provided by a syndicate of banks led by Chase Manhattan Bank. Approximately $6.6 million of the loan proceeds will be used to redeem the Company's outstanding long- term debt. Approximately $10 million of the loan proceeds will be contributed to the capital of PRIM's wholly owned subsidiary, Pacific Rim Assurance Company. The above described transaction is subject to both shareholder and regulatory approval.

                                                                    SCHEDULE I.1
            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                  BALANCE SHEET
                    (Amounts in thousands, except share data)


                                                                                                             DECEMBER 31,
                                                                                                         1996           1995
                                                                                                      --------        -------

ASSETS
  Investments:
  Bonds and Notes at market (amortized cost: $1,497 in 1995)                                          $      -        $ 1,500
  Cash and invested cash (certificates of deposit and other short-term instruments)                      1,787          2,889
                                                                                                      --------        -------
    Total Investments                                                                                    1,787          4,389
  Accrued investment income                                                                                  1              9
   Receivable from reinsurer                                                                           110,527              -
  Investment in subsidiaries                                                                            72,788         67,695
  Intercompany receivable                                                                                   91             91
  Deferred income taxes                                                                                  4,957          1,526
  Other                                                                                                  1,087             94
                                                                                                      --------        -------
     Total Assets                                                                                     $191,238        $73,804
                                                                                                      --------        -------
                                                                                                      --------        -------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Long-term debt                                                                                       $98,961         $8,530
  Intercompany Liability                                                                                23,465              -
  Accounts payable and other liabilities                                                                    50            749
                                                                                                      --------        -------
     Total liabilities                                                                                 122,476          9,279
                                                                                                      --------        -------

  Preferred securities issued by affiliate; authorized 1,100,000 shares; issued and
   outstanding 1,013,753 shares in 1996 and 922,137 shares in 1995                                      23,571         21,045

  Shareholders' Equity:

  Common stock, no par value; authorized 25,000,000 shares:  issued and outstanding
    3,446,492 shares in 1996 and 3,430,373 shares in 1995                                               16,022         15,943
  Unrealized gain (loss) on investments, net of income taxes                                              (162)           169
  Paid in capital - warrants                                                                             2,206          2,206
  Retained earnings                                                                                     27,125         25,162
                                                                                                      --------        -------
     Total shareholders' equity                                                                         45,191         43,480
                                                                                                      --------        -------
     Total liabilities and shareholders' equity                                                       $191,238        $73,804
                                                                                                      --------        -------
                                                                                                      --------        -------



SEE NOTES TO CONDENSED FINANCIAL INFORMATION

                                                                    SCHEDULE I.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands)


                                                                                                 TWELVE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                        -------------------------------------
                                                                                        -------        -------        -------
                                                                                          1996           1995           1994
                                                                                        -------        -------        -------

REVENUES:
  Net investment income                                                                 $    89        $   330        $    90
                                                                                        -------        -------        -------
  Total revenues                                                                             89            330             90

  EXPENSES:
  Interest expense                                                                        1,465            804          1,108
  General and administrative expenses                                                      (446)           304            116
                                                                                        -------        -------        -------
  Total expenses                                                                          1,019          1,108          1,224
                                                                                        -------        -------        -------
 Loss from operations before federal income tax expense, equity in net income of subsidiaries, extraordinary item and preferred securities
   dividends and accretion                                                                 (930)          (778)        (1,134)
  Income tax expense                                                                        858            767          1,394
                                                                                        -------        -------        -------
  Loss from operations before equity in net income of subsidiaries,
   extraordinary item, taxes, and preferred securities dividend and accretion            (1,788)        (1,545)        (2,528)
Equity in net income of subsidiaries                                                      5,418          3,404          6,127
  Extraordinary loss on retirement of long-term debt, net of income tax benefit
   of $1,042 in 1994                                                                          -              -         (2,022)
  Preferred securities dividends and accretion, net of income tax benefit of
   $858, $767 and $352 in 1996,1995 and 1994 respectively                                (1,667)        (1,488)          (683)
                                                                                        -------        -------        -------
Net income                                                                              $ 1,963        $   371        $   894
                                                                                        -------        -------        -------
                                                                                        -------        -------        -------



SEE NOTES TO CONDENSED FINANCIAL INFORMATION

                                                                    SCHEDULE I.3


            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                                 TWELVE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                      ---------------------------------------
                                                                                         1996           1995           1994
                                                                                      ---------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $   1,963        $   371       $    894
                                                                                      ---------        -------       --------
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Amortization of bonds and preferred stock                                                   -             (1)            55
  Amortization of long-term debt                                                              -              -          1,151
  Income from subsidiaries                                                               (5,418)        (3,404)        (6,127)
  Loss on sale of investments                                                                 5              -             68
  Preferred securities dividends and accretion                                            2,525          2,255          1,035
  Decrease in accrued investment income                                                       8              1             11
  Increase in current income taxes                                                            -          1,721              -
  (Decrease) increase in other assets                                                      (994)           (11)           157
  (Decrease) increase in accounts payable and other liabilities                          19,334             78           (271)
                                                                                      ---------        -------       --------
  Total adjustments                                                                      15,460            639         (3,921)
                                                                                      ---------        -------       --------
  Net cash provided by (used in) operating activities                                    17,423          1,010         (3,027)
                                                                                      ---------        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt                                                                  -              -         (8,164)
Repayment of bank loans - Imperial Bank                                                  (1,250)        (1,200)             -
Repayment of bank loans - Chase                                                          (1,410)             -              -
Proceeds from long-term debt                                                                  -              -         10,000

Proceeds from Chase financing                                                            93,091              -              -

Proceeds from issuance of preferred securities                                                -              -         17,755
Paid-in capital - new warrants issued                                                         -              -          2,000
Paid-in capital - warrants                                                                    -              -            (10)
Paid-in capital - stock options                                                              78              2              -
                                                                                      ---------        -------       --------
  Net cash provided by (used in) financing activities                                    90,509         (1,198)        21,581
                                                                                      ---------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of bonds and notes:
  Investments                                                                                 -         (1,496)             -
Dividends received from subsidiaries                                                          -              -            850

(Increase) in receivable from reinsurer                                                (110,527)             -              -

Sales of bonds and notes:
  Investments available for sale                                                          1,493              -            923
Capital contribution to subsidiaries                                                          -         (1,500)       (15,000)
Sales of common & preferred stock                                                             -              -             24
Net (increase) decrease in invested cash                                                      -              -            668
                                                                                      ---------        -------       --------
  Net cash provided by (used in) investing activities                                  (109,034)        (2,996)       (12,535)
                                                                                      ---------        -------       --------
  Net increase (decrease) in cash                                                        (1,102)        (3,184)         6,019
Cash and Invested cash at beginning of period                                             2,889          6,073             54
                                                                                      ---------        -------       --------
Cash and Invested cash at end of period                                               $   1,787        $ 2,889       $  6,073
                                                                                      ---------        -------       --------
                                                                                      ---------        -------       --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                          $       1        $     1       $      1
                                                                                      ---------        -------       --------
                                                                                      ---------        -------       --------
  Cash paid during the year for interest                                              $     641        $   808       $  1,222
                                                                                      ---------        -------       --------
                                                                                      ---------        -------       --------



SEE NOTES TO CONDENSED FINANCIAL INFORMATION

                                                                    SCHEDULE I.4

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.  BASIS OF PRESENTATION

     In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.  LONG TERM DEBT

     The following is a summary of the long-term debt balances at December 31:

                                                            1996      1995
                                                          -------    ------
Chase Financing Agreement - 6.87% due through 2004        $91,681    $    -
Imperial Bank Debt - 8.25% due through 2001                 7,250     8,500
Voting Notes due 2002                                          30        30
                                                          -------    ------
Balance at end of period                                  $98,961    $8,530
                                                          -------    ------
                                                          -------    ------

     Maturities of long-term debt for the next five years are as follows:


                          Financing           Long-term              Voting
Fiscal Year               Agreement              Debt                 Notes
-----------               ---------           ---------              ------
1997                      $   6,021           $   1,400              $    -
1998                         33,709               1,450                   -
1999                         25,555               1,600                   -
2000                         15,229               1,600                   -
2001                           (799)              1,200                   -
Thereafter                   11,966                   -                  30
                          ---------           ---------              ------
                          $  91,681           $   7,250              $   30
                          ---------           ---------              ------
                          ---------           ---------              ------

3.  DIVIDENDS FROM SUBSIDIARIES

     During 1996 and 1995, there were no dividends paid to Superior National Insurance Group by its consolidated subsidiaries. During 1994, a cash dividend of $850,000 was paid to Superior National Insurance Group by its consolidated subsidiaries.

4.  CONTINGENCIES

     The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

5.   RECONCILIATION - RECEIVABLE FROM REINSURER

     The following is a reconciliation between the Condensed Financial Information of Registrant Balance Sheet and the Consolidated Balance Sheet for Receivable from reinsurer.

                                                          Receivable
                                                        from Reinsurer
                                                        --------------

Balance per Consolidated Balance Sheet                       $  93,266
Add: Elimination for Discontinued Operations                    17,261
                                                        --------------
Balance per Condensed Balance Sheet                          $ 110,527
                                                        --------------
                                                        --------------

                                                                     SCHEDULE II
            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in thousands)


          COLUMN A                       COLUMN B              COLUMN C               COLUMN D        COLUMN E
--------------------------------        ----------   ---------------------------     ----------      ---------
                                                              ADDITIONS
                                                     ---------------------------
                                        BALANCE AT    CHARGED TO      CHARGED TO                      BALANCE
                                         BEGINNING      COSTS           OTHER                          AT END
                                         OF PERIOD   AND EXPENSES      ACCOUNTS      DEDUCTIONS      OF PERIOD
                                        ----------   ------------     ----------     ----------      ---------

Year ended December 31, 1996
Allowance for possible losses on
  premiums receivable                         $500         $1,369              -        $(1,569)          $300
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------

Allowance for possible losses on
  reinsurance recoverable                        -              -              -              -              -
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------

YEAR ENDED DECEMBER 31, 1995
Allowance for possible losses on
  premiums receivable                         $900         $1,531              -        $(1,931)          $500
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------

Allowance for possible losses on
 reinsurance recoverable                         -              -              -              -              -
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------

YEAR ENDED DECEMBER 31, 1994
Allowance for possible losses on
  premiums receivable                         $900         $2,697              -        $(2,697)          $900
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------

Allowance for possible losses on
  reinsurance recoverable                        -              -              -              -              -
                                        ----------   ------------     ----------     ----------      ---------
                                        ----------   ------------     ----------     ----------      ---------


                                                                 SCHEDULE V. 1
        SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                     SUPPLEMENTAL INSURANCE INFORMATION
                          (Amounts in thousands)

   COLUMN                     COLUMN             COLUMN                 COLUMN            COLUMN                 COLUMN
     A                          B                  C                      D                 E                      F
----------------           -----------      --------------            --------        ------------             -------
                             DEFERRED        FUTURE POLICY             UNEARNED        OTHER POLICY             PREMIUM
                              POLICY            BENEFITS                PREMIUM         CLAIMS AND              REVENUE
                            ACQUISITION      LOSSES, CLAIMS                              BENEFITS
                               COSTS            AND LOSS                                  PAYABLE
                                                EXPENSES
1996
Workers
Compensation                     $3,042            $115,529              $9,702             $     -            $ 88,648
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------
1995
Workers'
Compensation                     $2,780            $141,495             $10,347             $     -            $ 89,735
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------
1994
Workers'
Compensation                     $2,905            $171,258             $10,728             $     -            $110,418
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------


   COLUMN                     COLUMN             COLUMN               COLUMN              COLUMN                COLUMN
     A                          G                  H                    I                   J                     K
----------------            -----------      --------------        ------------        ------------            --------
                                NET             BENEFITS,          AMORTIZATION            OTHER               PREMIUMS
                             INVESTMENT          CLAIMS,            OF DEFERRED          OPERATING              WRITTEN
                               INCOME          LOSSES AND             POLICY              EXPENSES
                                               SETTLEMENT           ACQUISITION
                                                EXPENSES               COSTS

1996
Workers
Compensation                     $7,769            $ 55,638             $16,870             $24,609            $ 87,715
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------
1995
Workers'
Compensation                     $9,784            $ 53,970             $18,288             $21,314            $ 89,139
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------
1994
Workers'
Compensation                     $9,049            $ 78,761             $16,746             $13,980            $105,946
                                 ------            --------             -------             -------            --------
                                 ------            --------             -------             -------            --------


                                                                  SCHEDULE V. 2

              SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                                     REINSURANCE
                                   (In thousands)


      COLUMN A                                 COLUMN B       COLUMN C       COLUMN D       COLUMN E      COLUMN F
-------------------------------                --------      ---------      ---------       --------     ----------
                                                                                                         PERCENTAGE
                                                                             ASSUMED                         OF
                                                              CEDED TO         FROM                        AMOUNT
                                                 GROSS         OTHER           OTHER           NET        ASSUMED
     DESCRIPTION                                 AMOUNT      COMPANIES      COMPANIES        AMOUNT        TO NET
-------------------------------                --------      ---------      ---------       --------     ----------

YEAR ENDED DECEMBER 31, 1996
Premiums:
Workers' compensation insurance                $ 97,270        $11,280         $2,658       $ 88,648           3.0%
                                               --------        -------          -----       --------         ------
Total Premiums                                 $ 97,270        $11,280         $2,658       $ 88,648           3.0%
                                               --------        -------          -----       --------         ------
                                               --------        -------          -----       --------         ------

YEAR ENDED DECEMBER 31, 1995
Premiums:
Workers' compensation insurance                $ 96,630        $ 7,730         $  835       $ 89,735           0.9%
                                               --------        -------          -----       --------         ------
Total premiums                                 $ 96,630        $ 7,730         $  835       $ 89,735           0.9%
                                               --------        -------          -----       --------         ------
                                               --------        -------          -----       --------         ------

YEAR ENDED DECEMBER 31, 1994
Premiums:
Workers' compensation insurance                $138,704        $28,286          $   -       $110,418         $    -
                                               --------        -------          -----       --------         ------
Total premiums                                 $138,704        $28,286          $   -       $110,418         $    -
                                               --------        -------          -----       --------         ------
                                               --------        -------          -----       --------         ------


                                                                  SCHEDULE V. 3


               SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
                                 (AMOUNTS IN THOUSANDS)

    COLUMN                      COLUMN         COLUMN         COLUMN         COLUMN         COLUMN         COLUMN
      A                            B              C              D              E              F              G
--------------                -----------    ----------     -----------     --------        -------      ----------
                                                             DISCOUNT
                                                              IF ANY,
                                                             DEDUCTED
                                              RESERVES      IN RESERVES
                                             FOR UNPAID     FOR UNPAID
                               DEFERRED      CLAIMS AND     CLAIMS AND
                                POLICY         CLAIMS          CLAIM                                         NET
                              ACQUISITION    ADJUSTMENT     ADJUSTMENT      UNEARNED        EARNED       INVESTMENT
                                 COSTS        EXPENSES       EXPENSES        PREMIUM        PREMIUM        INCOME
                              -----------    ----------     -----------     --------        -------      ----------

1996
Workers'
Compensation                     $ 3,042       $115,529        $     -        $ 9,702       $ 88,648         $7,769
                                 -------       --------        -------        -------       --------         ------
                                 -------       --------        -------        -------       --------         ------

1995
Workers'
Compensation                     $ 2,780       $141,495        $     -        $10,347       $ 89,735         $9,784
                                 -------       --------        -------        -------       --------         ------
                                 -------       --------        -------        -------       --------         ------

1994
Workers'
Compensation                     $ 2,905       $171,258        $     -        $10,728       $110,418         $9,049
                                 -------       --------        -------        -------       --------         ------
                                 -------       --------        -------        -------       --------         ------


    COLUMN                             COLUMN                 COLUMN         COLUMN         COLUMN
      A                                   H                      I              J              K
--------------                -------------------------   --------------   ----------      --------
                                  CLAIMS AND CLAIM         AMORTIZATION
                                 ADJUSTMENT EXPENSES            OF            PAID
                                INCURRED RELATED TO:         DEFERRED      CLAIMS AND
                              -------------------------       POLICY          CLAIM
                                CURRENT         PRIOR       ACQUISITION    ADJUSTMENT       PREMIUM
                                 YEAR           YEAR           COSTS        EXPENSES        WRITTEN
                               ---------      ---------   --------------   ----------      --------


1996
Workers'
Compensation                     $57,614        $(1,976)       $16,870        $79,514       $ 87,715
                                 -------       --------        -------        -------       --------
                                 -------       --------        -------        -------       --------

1995
Workers'
Compensation                     $58,842        $(4,872)       $18,288        $78,912       $ 89,139
                                 -------       --------        -------        -------       --------
                                 -------       --------        -------        -------       --------

1994
Workers'
Compensation                     $72,457        $ 6,304        $16,746        $81,467       $105,946
                                 -------       --------        -------        -------       --------
                                 -------       --------        -------        -------       --------



                                                          INDEX OF EXHIBITS


EXHIBIT                                                                                                              PAGE
NUMBER                                            DESCRIPTION                                                       NUMBER
------                                            -----------                                                       ------

2.1            Amended and Restated Agreement and Plan of Merger dated as of February 17, 1997
               among the Company, SNTL Acquisition Corp., and PRIM . . . . . . . . . . . . . . . . . . . . . .      *****

2.2            Series A Convertible Debentures and Series 1, 2 and 3 Detachable Warrant
               Purchase Agreement ("Debenture Purchase Agreement"), as amended effective as of February 17, 1997 among the Company, Prac Limited Partnership and
               Allstate Insurance Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *****

2.3            First Amendment to Debenture Purchase Agreement, dated as of February 17, 1997. . . . . . . . .     *****

2.4            Voting Agreement dated as of February 17, 1997 among the Company and
               certain stockholders and debenture holders of PRIM. . . . . . . . . . . . . . . . . . . . . . .     *****

3.1            Articles of Incorporation of the Company, as amended and restated by the
               Company and currently in effect . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

3.2            Bylaws of the Company, to date  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.1           Employment agreement, dated 1st of June 1994, by and between Mr. William L.
               Gentz, President and Chief Executive Officer of the Company, and the Company. . . . . . . . . . . . .   *


10.2           Employment agreement, dated February 17, 1997, by and between Mr. Arnold
               J. Senter, Executive Vice President and Chief Operating Officer of the
               Company, and the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


10.3           1986 Non-Statutory Stock Option and Non-Statutory Stock Purchase Plan . . . . . . . . . . . . . . . . ***

10.4           1995 Stock Incentive Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ***


OTHER MATERIAL CONTRACTS

10.5           Aggregate Excess of Loss Cover entered into on the 30th day of August 1991,
               between Centre Reinsurance Limited (Centre Re) and the Company, as amended. . . . . . . . . . . . . .   *

10.6           Multi-year Prospective Accident Year Stop Loss Reinsurance Contract effective the 1st of January 1993, between Centre Reinsurance International Company and
               the Company (the "1993 Centre Re Contract") . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

10.7           Letter dated March 28, 1996 from the Company canceling the 1993 Centre Re
               Contract effective January 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ***



10.8           Workers' Compensation and Employers' Liability Quota Share Insurance
               Contract No. 30006A effective January 1, 1994, between the Company and
               Zurich Reinsurance Centre, as amended (the "ZRC Contract"). . . . . . . . . . . . . . . . . . . . . .   *

10.9           Addendum No. 4 to the ZRC Contract effective as of January 1, 1996. . . . . . . . . . . . . . . . . .  ***

10.10          Addendum No. 1 to the Retrocession Agreement (an ancillary agreement to the
               ZRC Contract) effective as of January 1, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ***

10.11          Lease, dated 27th day of October 1988, by and between Corporate Center at
               Malibu Canyon, a California Limited Partnership and the Company, relating to
               the lease of the Company's home office and Calabasas Branch Facilities. . . . . . . . . . . . . . . .   *

10.12          Lease, dated 27th of July 1993, by and between TOMOE Investment and
               Development, Inc. and the Company, relating to the lease of its South
               San Francisco Facility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

10.13          Lease, dated 14th of November 1991, by and between Dean Witter Reynolds and
               the Company relating to the lease of its Fresno Facilities. . . . . . . . . . . . . . . . . . . . . .   *

10.14          Lease, dated 23rd of February 1993, by and between Shaw Avenue Associates, a
               California Limited Partnership and the Company relating to the lease of its Fresno Facilities . . . .   *

10.15          Lease, dated 14th of February 1994, by and between Contra Costa County
               Employees Retirement Association and the Company relating to its Sacramento Facility. . . . . . . . .   *

10.16          Bank Debt, $10 million loan agreement between Imperial Bank and the Company
               that was entered into on the 1st day of July 1994 (the "Imperial Loan") . . . . . . . . . . . . . . .   *

10.17          Amendment No. 1 to the Imperial Loan dated March 27, 1995 . . . . . . . . . . . . . . . . . . . . . .  **

10.18          Amendment No. 2 to the Imperial Loan dated October 16, 1995 . . . . . . . . . . . . . . . . . . . . .  **

10.19          Credit Agreement between the Company and The Chase Manhattan Bank dated as of November 12, 1996 (the "1996 Credit Agreement"), and all material exhibits thereto. . . . . . .

10.20          Agreement in Principle dated 29th of March 1994 by and between the Company
               and Centre Re, a Bermuda Corporation, or one of its affiliates. . . . . . . . . . . . . . . . . . . .   *

10.21          Limited Partnership Agreement of Superior National Capital, L.P. (Capital)
               with certificate of Limited Partnership and Certificate of Exempted Partnership, all as
               filed on the 28th of June 1994, with the Registrar of Companies of Bermuda. . . . . . . . . . . . . .   *

10.22          Preferred securities purchase agreement, dated 30th day of June 1994, by and between Capital, Superior National Capital Holding Corporation, the Company
               and Centre Reinsurance Services (Bermuda) III Limited . . . . . . . . . . . . . . . . . . . . . . . .   *

10.23          Loan agreement, dated 30th of June 1994, whereby Capital agrees
               to loan $20,408,163 to the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *



10.24          Liability Assumption Agreement, dated 30th of June 1994, by and between the Company and Capital . .     *

10.25          Certificate dated 30th of June 1994, evidencing the issuance of 800,000 Preferred
               Securities of Capital to Centre Re. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *

10.26          Note made by the Company in favor of Capital dated 30th of June 1994, in the
               aggregate principal amount of $20,408,163 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *

10.27          Purchase warrant, dated as of the 30th of June 1994, entitles CentreLine
               Reinsurance Limited to purchase 2,317,426 shares of the Company's common stock. . . . . . . . . . .     *

10.28          Certificate of Limited Partnership of Superior National Capital, L.P. . . . . . . . . . . . . . . .     *

10.29          Warrant held by International Insurance Advisors, Inc. to purchase 6,097,130
               shares at $1.00 per share dated March 31, 1992 and expiring April 1, 2002 . . . . . . . . . . . . .     *

10.30          Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997, among the Company, Insurance
               Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., TJS Partners,
               L.P., and certain members of the Company's management . . . . . . . . . . . . . . . . . . . . . . . *****

10.31          State of California Department of Insurance Amended Certificate of Authority. . . . . . . . . . . .     *

11.1           Statement re: Computation of per share earnings . . . . . . . . . . . . . . . . . . . . . . . . . .

21.1           Subsidiaries of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     *


-----------
     * Previously filed as an exhibit to SNIG's Registration Statement on Form 10 as filed with the Securities and Exchange Commission ("SEC") on May 1, 1995 (File No. 0-25984).

     **   Previously filed as an exhibit to Amendment No. 2 to SNIG's
           Registration Statement on Form 10/A as filed with the SEC on November 1, 1995 (File No. 0-25984).

     *** Previously filed as an exhibit to SNIG's Annual Report on Form 10-K as filed with the SEC on March 29, 1996 (File No. 0-25984)

     **** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation as filed with the SEC on September 26, 1996.

    ***** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation as filed with the SEC on February 27, 1997.