Form 10-Q
period 1997-03-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1997-05-15
CIK 810463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-25984

                                ---------------

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                            95-4610936
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


                                ---------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


         Number of shares of Common Stock, without par value, outstanding as of close of business on May 12, 1997: 5,837,144 shares.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements............................................................................3

                  Condensed consolidated balance sheets as of
                           March 31, 1997 (unaudited) and December 31, 1996.......................................3

                  Condensed consolidated statements of income for the three months ended
                           March 31, 1997 (unaudited) and March 31, 1996 (unaudited)..............................4

                  Condensed consolidated statement of changes in shareholders' equity for the three months ended March 31, 1997 (unaudited)..................................5

                  Condensed consolidated statements of cash flows for the three months ended
                           March 31, 1997 (unaudited) and March 31, 1996 (unaudited)..............................6

                  Notes to condensed consolidated financial statements (unaudited)................................7

         Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
                  Results of Operations...........................................................................9

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities..........................................................................14
         Item 5.  Other Information..............................................................................14
         Item 6.  Exhibits and Reports on Form 8-K...............................................................16

SIGNATURE........................................................................................................18

EXHIBIT INDEX....................................................................................................19

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                      March 31,        December 31,
                            ASSETS                                       1997              1996
                                                                     ------------      ------------
                                                                     (Unaudited)            (*)
Investments:
Bonds and notes:
  Available-for-sale, at market
    (cost: 1997, $55,171; 1996, $46,549)                             $     54,755      $     46,330
Equity securities, at market
    Common stock (cost: 1997, $1,344; 1996, $1,199)                         1,177             1,173
Cash and Invested cash (Restricted cash: 1997, $208; 1996, $297)           83,600           100,487
Restricted investment                                                       1,380             1,450
                                                                     ------------      ------------
  TOTAL INVESTMENTS                                                       140,912           149,440

Reinsurance receivable                                                     25,974            25,274
Premiums receivables (less allowance for doubtful
  accounts: $300, 1997 and 1996)                                           13,768            14,641
Deferred policy acquisition costs                                           4,248             3,042
Deferred income taxes                                                       9,202             9,520
Receivable from reinsurer                                                  91,639            93,266
Other Assets                                                               12,241            11,386
                                                                     ------------      ------------
        TOTAL ASSETS                                                 $    297,984      $    306,569
                                                                     ============      ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Claims and claim adjustment expenses                                 $    106,758      $    115,529
Unearned premiums                                                          10,446             9,702
Long-term debt                                                             96,947            98,961
Accounts payable and other liabilities                                     13,851            13,615
                                                                     ------------      ------------
        TOTAL LIABILITIES                                                 228,002           237,807
    PREFERRED SECURITIES ISSUED BY AFFILIATE;
      authorized 1,100,000 shares; issued and outstanding
      1,013,753 shares in 1997 and 1996                                    24,258            23,571

Shareholders' Equity:
Common stock, no par value; authorized
  25,000,000 shares; issued and outstanding
  3,446,492 shares in 1997 and 1996                                        16,022            16,022
Unrealized gain (loss) on investments, net of taxes                          (385)             (162)
Paid in capital - warrants                                                  2,206             2,206
Retained earnings                                                          27,881            27,125
                                                                     ------------      ------------
        TOTAL SHAREHOLDERS' EQUITY                                         45,724            45,191
                                                                     ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    297,984      $    306,569
                                                                     ============      ============

*  Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
REVENUES:
Premiums written, net of reinsurance ceded       $ 20,003      $ 18,643
Net change in unearned premiums                    (1,025)          254
                                                 --------      --------
Net premiums earned                                18,978        18,897

Net investment income                               2,086         2,191
                                                 --------      --------
    TOTAL REVENUES                                 21,064        21,088

EXPENSES:
Claims and claim adjustment expenses,
  net of reinsurance recoveries                    10,271        10,275
Commissions, net of
reinsurance commissions                             2,201         2,475
Policyholder dividends                                  -           299
Interest expense                                    1,727         2,528
General and administrative expenses
  Underwriting                                      4,803         3,725
  Other                                               181           130
                                                 --------      --------
    TOTAL EXPENSES                                 19,183        19,432
                                                 --------      --------

INCOME BEFORE INCOME TAXES AND PREFERRED
  SECURITIES DIVIDENDS AND ACCRETION                1,881         1,656
Income tax expense                                    671           573
                                                 --------      --------
INCOME BEFORE PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION                           1,210         1,083
Preferred securities dividends and
  accretion, net of income taxes                     (454)         (405)
                                                 --------      --------
NET INCOME                                       $    756           678
                                                 ========      ========

EARNINGS PER COMMON AND DILUTIVE
COMMON EQUIVALENT SHARES:
INCOME BEFORE PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION                        $   0.23      $   0.32
Preferred securities dividends and accretion        (0.08)        (0.12)
                                                 --------      --------
NET INCOME                                       $   0.15      $   0.20
                                                 ========      ========


See notes to condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)


                                                               Net Unrealized
                                                 Unrealized     Gain (Loss)                                 Total
                                                Gain (Loss)    on Available-      Paid in                  Share-
                                      Common     on Equity        for-sale       Capital-     Retained    holders'
                                      Stock      Securities      Investments      Warrants     Earnings     Equity
                                    --------------------------------------------------------------------------------
Balance at December 31, 1996           $16,022         $(17)            $(145)       $2,206     $27,125      $45,191

Net income                                   -            -                 -             -         756          756
Change in unrealized gain
  (loss) on investments, net
  of taxes                                   -          (93)             (130)            -           -         (223)
Common stock issued                          -            -                 -             -           -            -
                                    --------------------------------------------------------------------------------
Balance at March 31, 1997              $16,022        $(110)            $(275)       $2,206     $27,881      $45,724
                                    ================================================================================



See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       1997           1996
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $     756      $     678
                                                                                    ---------      ---------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Amortization of bonds and preferred stock                                              (161)          (295)
  (Gain) on sale of investments                                                            (9)             -
  (Gain) on sale of funds withheld investments                                              -         (2,463)
  Preferred securities dividends and accretion                                            687            613
  (Increase) decrease in reinsurance receivables                                         (700)         7,083
  Decrease in premiums receivables                                                         72            854
  (Increase) in deferred policy acquisition costs                                      (1,206)          (722)
  Decrease in income taxes                                                                433            360
  (Decrease) in claims and claim adjustment
    expense reserves                                                                   (8,771)       (11,109)
  Increase (decrease) in unearned premium reserves                                        744           (354)
  Increase in policyholder dividends payable                                                -            198
  Increase in other liabilities, net of other assets                                      182          1,437
                                                                                    ---------      ---------
    Total adjustments                                                                  (8,729)        (4,398)
                                                                                    ---------      ---------
    Net cash (used in) operating activities                                            (7,973)        (3,720)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                         (2,014)          (300)
  Proceeds from repurchase transaction                                                      -          3,640
                                                                                    ---------      ---------
    Net cash (used in) provided by financing activities                                (2,014)         3,340
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale                                                    (21,297)       (16,300)
    Investment funds withheld from reinsurers                                               -        (59,143)
   Purchase of equity security                                                           (145)             -
   Decrease in receivable from reinsurer                                                1,627              -
  Sales of bonds and notes: Investments available-for-sale                              9,919          4,680
  Maturities of bonds and notes: Investments available-for-sale                         2,683            437
  Sales and maturities of bonds and notes held to maturity:
    Funds withheld from reinsurers                                                          -         76,996
  Net decrease in invested cash                                                           243          7,501
                                                                                    ---------      ---------
      Net cash (used in) provided by investing activities                              (6,970)        14,171
                                                                                    ---------      ---------
      Net (decrease) increase in cash                                                 (16,957)        13,791
Cash and Invested cash at beginning of period                                         101,937          2,952
                                                                                    ---------      ---------
Cash and Invested cash at end of period                                             $  84,980      $  16,743
                                                                                    =========      =========

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes                                          $       4      $       4
                                                                                    =========      =========
Cash paid during the year for interest                                              $     141      $     168
                                                                                    =========      =========

See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)



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

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1997 presentation. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in SNIG's annual report on Form 10-K for the year ended December 31, 1996.

A.2  EARNINGS PER SHARE ("EPS")

         Earnings per common and dilutive common equivalent shares for the three months ended March 31, 1997 and 1996 are based on the average number of common shares outstanding during each period and assuming conversion of all stock options and warrants which are common stock equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect. If the calculation of income per share including all common stock equivalents is antidilutive, such common stock equivalents are excluded from the EPS amounts. The number of shares used in the EPS calculations are 5,465,459 shares for the three months ended March 31, 1997; and 3,430,373 shares for the three months ended March 31, 1996. The increase in shares was due to the application of the "modified treasury stock method" of computing earnings per share, which increases dilution as the price of the Company's shares increases.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard presentation No. 128, and "Earnings per Share" ("SFAS 128"), which establishes the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for fiscal periods ending after December 15, 1997. The effects of SFAS 128 on the Company's earnings per share calculation is not expected to be materially different than that historically presented.

A.3  CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

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

A.4  ACQUISITION OF PACIFIC RIM

         On April 11, 1997, the Company acquired Pac Rim Holding Corporation ("Pac Rim") for total consideration of approximately $42 million in cash, which consideration resulted in payment of approximately $20 million ($2.105 per share) to Pac Rim's common stockholders; $20 million to Pac Rim's debenture holders; and the remainder to Pac Rim's warrant and option holders. SNIG financed the acquisition with a combination of common stock and bank debt. A group of investors including Insurance Partners, L.P., TJS Partners, L.P., and SNIG management purchased approximately $18 million of newly issued SNIG common stock. The remaining portion of the purchase price was funded by a $44 million term loan provided by a bank syndicate led by The Chase Manhattan Bank ("Chase"). Approximately $6.6 million of the loan proceeds was used to repay SNIG's outstanding long-term debt. Additionally, approximately $10 million of the loan proceeds was contributed to the capital of Pacific Rim Assurance Company.

A.5  FINANCING AGREEMENT

         On September 17, 1996, the Company consummated a three-part financing transaction, involving Centre Reinsurance Limited ("Centre Re") and The Chase Manhattan Bank ("Chase"). Chase extended a $93.1 million term loan (net of transaction costs) to the Company in exchange for future reinsurance recoveries due from Centre Re to SNIC. The proceeds from the financing were used by the Company to purchase reinsurance receivables due to SNIC from Centre Re, and SNIC utilized a portion of the proceeds to extinguish a $71 million liability for reinsurance premiums due to Centre Re. The transaction was approved by the California Department of Insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to "SNIG" and "the Company" in this quarterly report do not include the newly acquired subsidiary Pacific Rim Assurance Company, and the results of Pacific Rim are not reported or discussed herewith, as the acquisition closed after the end of the first quarter.

FINANCIAL CONDITION:

Total assets decreased $8.6 million to $297,984 for the quarter ended March 31, 1997. The decrease was due primarily to a decline of $8.5 million in cash and invested assets.

The decrease in cash and invested assets was offset by an $8.5 million decrease in claims and claim adjustment expenses.

RESULTS OF OPERATIONS:


         The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Certain prior period amounts have been reclassified to conform to the current period presentation. Selected financial data as reported for the three months ended March 31, 1997 and 1996 are presented below.



                                                     Three Months Ended March 31,
                                                     ----------------------------
(Dollars in thousands)                                   1997           1996
----------------------                                 --------       --------
Gross premiums written                                 $ 22,780       $ 21,293
Net premiums written                                   $ 20,003       $ 18,643

Net premiums earned                                    $ 18,978       $ 18,897
Less: Claims and claim adjustment expenses, net of
reinsurance recoveries                                  (10,271)       (10,275)
         Underwriting expenses                           (7,004)        (6,200)
         Policyholder dividends                               -           (299)
                                                       --------       --------
Underwriting profit                                    $  1,703       $  2,123
                                                       ========       ========

Net investment income                                  $  2,086       $  2,191
Interest expense                                       $  1,727       $  2,528


Underwriting ratios (GAAP Basis):
---------------------------------

Net claims and claim adjustment expense ratio              54.1%          54.4%
Underwriting expense ratio                                 36.9%          32.8%
Policyholder dividends ratio                                  -            1.6%
                                                       --------       --------
Combined ratio                                             91.0%          88.8%
                                                       ========       ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Gross premiums written increased $1.5 million or 7% in the first quarter of 1997 as compared to the same period in 1996. The increase in premiums written is attributable to SNIC's strategy to underwrite smaller risks. The Company's strategy is to continue to focus on profitable operating margins first and market share second. At the end of the first quarter of 1997, production measured in policy counts was 26% higher than it was in the first quarter of 1996, and the estimated annual premium associated with those policies decreased 7%. The Company is continuing to make strenuous efforts to increase production, subject to the constraints of sound underwriting standards, and to reduce the Company's fixed and semi-fixed expense ratios commensurate with premium levels. The Company believes the acquisition of Pac Rim Holding Corporation ("PRIM") will enhance its ability to pursue this strategy.

         Net premiums written increased $1.4 million or 7% in the first quarter of 1997 as compared to the first quarter of 1996. The increase in net premiums written is reflective of the increase in gross premiums written as discussed above.

         Net premiums earned increased $0.08 million or less than 1% in the first quarter of 1997 as compared to the first quarter of 1996. The increase in net premiums earned reflects the increase in net premiums written described above.

         Claims and claim adjustment expense, net of reinsurance recoveries decreased less than 1% in the first quarter of 1997 as compared to the same period in 1996. The net claims and claim adjustment expense ratio decreased slightly to 54.1% in the first quarter of 1997 from 54.4% in the same period in 1996.

         Underwriting expenses, excluding policyholder dividends, increased $0.8 million or 13.5% in the first quarter of 1997 as compared to the same period in 1996. The underwriting expense ratio deteriorated 12.5% to 36.9% for the first quarter of 1997 from 32.8% for the corresponding period in 1996. The increase is primarily due to higher general and administrative expenses for the first quarter of 1997 which increased $1.1 million or 29% as compared to the same period in 1996. The increase in general and administrative expenses including marketing costs are associated with the Company's increased efforts to increase its market share of smaller risks.

         Policyholder dividends, prior to open rating, served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. As a result, SNIC's management determined at year-end 1996 that it was prudent to suspend the further issuance of policyholder dividends. Therefore; no policyholder dividend expense was incurred during the first quarter of 1997 as compared to $0.3 million for the same period in 1996.

         Underwriting profit from continuing operations decreased $0.4 million to $1.7 million in the first quarter of 1997 from $2.1 million in the same period in 1996. The decrease of $.4 million in the first quarter of 1997 was due primarily to increased general and administrative expenses. The 29% or $1.1 million increase in general and administrative expenses reflects the Company's recent increases in marketing and underwriting efforts associated with the strategic changes in the Company's focus on smaller risks.

         Net investment income decreased $0.1 million or 5% in the first quarter of 1997 compared to the same period in 1996. The decrease in net investment income is due to a decrease in the average investable assets of $25.6 million in 1997 as compared to 1996.

         Interest expense for the first quarter of 1997 was $1.7 million as compared to $2.5 million for the same period in 1996. The decrease of $0.8 million was a result of lower interest expense due to declining long-term debt balances and a declining bank term loan as a result of principal paydown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         A summary of net investment income for the three months ended March 31, 1997 and 1996 are as follows:

                                       Three months ended March 31,
                                       ----------------------------
          (Dollars in thousands)            1997         1996
                                          --------     --------
          Interest on bonds and notes     $    858     $  2,232
          Interest on invested cash          1,346           81
                                          --------     --------
          Total investment income            2,204        2,313
          Capital gains                          9            -
          Investment expense                   127          122
                                          --------     --------
          Net investment income           $  2,086     $  2,191
                                          ========     ========


         The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                                    March 31, 1997        December 31, 1996
                                                 --------------------   ----------------------
                                                 Amortized    Market    Amortized     Market
                                                   Cost        Value       Cost        Value
                                                  -------     -------     -------     -------
          Available for Sale:

          U.S. Government
            Agencies & Authorities                $22,503     $22,179     $22,596     $22,484
          Collateralized Mortgage Obligations      20,791      20,479      12,989      12,855
          Corporate Instruments                    10,777      10,979       9,864       9,867
          State & Political Subdivisions            1,100       1,118       1,100       1,124
                                                  -------     -------     -------     -------
          Total Available for Sale                $55,171     $54,755     $46,549     $46,330
                                                  =======     =======     =======     =======





                                              March 31, 1997                        December 31, 1996
                                      -------------------------------        ------------------------------
                                                             Market                               Market
Equity Securities                         Cost                Value             Cost               Value
-----------------                     -----------         -----------        -----------        -----------
Corporate                             $     1,344         $     1,177        $     1,199        $     1,173
                                      -----------         -----------        -----------        -----------
Total                                 $     1,344         $     1,177        $     1,199        $     1,173
                                      ===========         ===========        ===========        ===========

         The Company's management monitors the matching of assets and liabilities and attempts to maintain its investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at March 31, 1997 was 2.31 years compared to 2.77 years at December 31, 1996. At March 31, 1997, 98% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DISCONTINUED OPERATIONS:

         Discontinued operations claims counts and losses remained consistent with management's expectations during the first quarter of 1997. The Company has significant exposure to construction defect liabilities on casualty insurance policies underwritten from 1986 to 1991. Management continues to closely monitor its potential exposure to construction defect claims. Management believes its current reserves are adequate to cover this increase in claims activity depending on the length of time the recent reporting trends continue. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES:

         Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims and operating expenses. For its insurance operations, SNIC must have available cash and liquid assets to meet its obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting its ordinary operating costs. It is management's opinion that its present cash resources, with the addition of $44 million in additional bank debt and $18 million in equity raised in April 1997, in connection with the PRIM acquisition, are sufficient to meet the needs of the Company.

         During the first three months of 1997, the Company used $8.0 million of cash in its operations versus $3.7 million during the same period in 1996. The $4.3 million increase in funds used in operating activities in 1997 was primarily the result of the Company's debt agreement dated September 17, 1996. The debt agreement had the effect of returning all of the Centre Re reinsurance recoverables in a lump sum to the Company. Therefore, the Company had no recoveries in the first quarter of 1997 related to the Centre Re treaties, where as during the first quarter 1996 the Company recovered $5.7 million. The Company's continued negative cashflow is the result of the Company's historical in-force premium base being significantly higher than its current level. The Company anticipates to continue to experience negative cashflow until the claims related to the historically higher premium base have been paid out. SNIG believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of March 31, 1997, the Company had total cash, cash equivalents and investments of $140.9 million.

         The Company used $0.4 million in cash from financing activities for the three months ended March 31, 1997 and generated $3.3 million for the corresponding period in 1996. The cash used by financing activities in the three months of 1997 was for the paydown of the outstanding term loan.

         Early in 1995, SNIC entered into a reverse repurchase facility with a national securities brokerage firm ("broker") that allows SNIC to engage in up to $5 million in reverse repurchase transactions secured either by U.S. Treasury instruments or U.S. Agency debt. This arrangement provides SNIC with additional short-term liquidity. Under the facility, SNIC contacts the broker and indicates the size of the reverse repurchase transaction desired, and the nature of the security SNIC proposes to "sell" to the broker. Based upon the characteristics of the security, the broker indicates at what price it will purchase the security and what rate they will sell the security back to SNIC in 30 days. SNIC then transfers the security to the broker in exchange for the agreed-upon proceeds. SNIC repurchases the security from the broker at a later date at a previously agreed-upon price. SNIC may roll over any reverse repurchase transaction, and the transaction is repriced at the time of roll over. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is relatively inexpensive as compared to bank debt. Reverse repurchase transactions are viewed as short-term financing both by the DOI and current accounting literature. As of March 31, 1997, SNIC had no obligation outstanding under this facility. Historically, for long-term financing, the Company required borrowings in order to meet its obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Because SNIG depends on dividends from its insurance subsidiary for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC to SNIG. Insurance companies are also subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December
31) without prior notice to, or approval by, the DOI. No ordinary dividends were paid during the three months ended March 31, 1997.

         SNIC is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1997 is approximately $1.9 million. These leases expire from 1997 to 2001.

         The Company does not foresee any expenditures other than those arising in the normal course of business and the PRIM acquisition.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         The Company hereby incorporates by reference the text of Item 5 to its Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 1997, as a partial response to this item.

         From January 1, 1997 until March 18, 1997, the effective date of the Company's Registration Statement on Form S-8 relating to its (i) 1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan and (ii) 1995 Stock Incentive Plan (the "1995 Plan"), the Company awarded to certain employees under the 1995 Plan, options to purchase an aggregate of 28,600 shares of Common Stock, vesting in equal annual increments of 20% from the date of grant of such options and having exercise prices ranging from $11.38 to $12.38 per share. In issuing such options, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         In order to help finance the Company's acquisition of PRIM, discussed below under "Item 5. Other Information," the Company issued and sold on April 11, 1997 to Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., TJS Partners, L.P. and certain members of the Company's management, in a private transaction, 2,390,438 shares of Common Stock at $7.53 per share for an aggregate purchase price of approximately $18 million. In issuing and selling such shares of Common Stock, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 5.  OTHER INFORMATION

         On April 11, 1997, the Company completed its acquisition of PRIM. The total purchase price for PRIM's outstanding common stock, stock options, debentures and warrants was approximately $42 million. In addition, at closing, the Company repaid $6.6 million in long-term debt and contributed $10 million to the capital of Pacific Rim Assurance Company, the wholly-owned operating subsidiary of PRIM, now renamed "Superior Pacific Casualty Company." Financing for the acquisition is discussed below,

         The Company believes that the integration of PRIM with SNIC will beneficially impact earnings in 1998 and beyond, as it provides an opportunity to realize immediate strategic and financial benefits. The consolidation should provide significant economies of scale that neither company could achieve independently.

         The closing of the acquisition was originally anticipated to occur in late 1996, but was delayed because PRIM's claim and claim adjustment expense reserves for accident years 1995 and prior were scrutinized by the DOI, and then eventually strengthened by $12 million effective December 31, 1996. The PRIM reserve adjustment was booked, and the purchase price renegotiated, in February 1997. The parties were able to close the transaction promptly after receipt of shareholder and regulatory approval. However, the delay in closing the acquisition has had the effect of delaying the realization of anticipated cost savings and, as is typical in such transactions, probably caused some weakening of PRIM's business base as time passed. Realization of management's belief and projections will depend on a number of factors, including management's successful execution of its business plan for integrating the operations of the two companies, the insurance market's reception to the combined companies, and other factors beyond SNIG's control.

         Financing

         The acquisition of PRIM was financed in part by the Company's issuance and sale of Common Stock for an aggregate purchase price of approximately $18 million, as discussed above under "Item 2. Changes in Securities."

         In addition, the Company obtained a $44 million term loan from a syndicate of banks led by the Chase Manhattan Bank ("Chase"), pursuant to a Credit Agreement dated as of April 11, 1997 ("Credit Agreement"), by and among the Company, Superior Pacific Insurance Group, Inc. (formerly SNTL Acquisition Corp.), as Borrower, the banks and Chase, as administrative agent. The term loan is payable in full on April 11, 2003. The Company will repay the principal in eleven equal annual installments of $3.65 million and a final installment of $3.85 million on the due date. In addition, certain transactions, such as asset sales and changes in control of the Company, trigger mandatory prepayment obligations. The Company may make prepayments without penalty at any time. Interest on the term loan is generally payable quarterly, unless the Company elects an interest rate based on the 1-month LIBOR rate, in which case interest is payable monthly. The rate is a floating rate selected by the Company. At the Company's option, it may pay a rate of 200 basis points in excess of the 1, 3 or 6 month LIBOR rate, or 100 basis points in excess of Chase's prime lending rate. Beginning January 1, 1998, the spread over LIBOR or prime, as the case may be, will be dependent on the Company's fixed charge coverage ratio. If that ratio is less than 1.75:1, the spread will increase to 225 or 125 basis points, as the case may be, but if the ratio increases then the spread will be reduced.

           In addition to the covenant regarding fixed charge coverage, the Company agreed to other financial covenants in the Credit Agreement, a leverage ratio, a minimum statutory surplus, minimum risk based capital and a limit on operating leverage (premiums written as compared to statutory surplus), which is not to exceed 2.50:1. Furthermore, one covenant requires that the Company maintain a "B+" A.M. Best Rating for SNIC, and "B" Rating for Superior Pacific Casualty Company should it be rated on a stand alone basis. The Company believes that its operating results in the future will remain at a level sufficient to meet the financial covenants and maintain a "B+" Rating, but such positive results cannot be assured. The banks may, in the event of default, upon giving notice to the Company accelerate the obligations due under the Credit Agreement.

         The Credit Agreement also contains customary limitations on the Company's operations, including limits on indebtedness and capital expenditures, limits on asset sales, and restrictions on investments. For the most part, additional equity issued by the Company must be used to repay the term loan. In addition, the Company has agreed that it will not pay dividends to holders of SNIG Common Stock.

           The Credit Agreement is secured by a pledge of all of the assets of SNIG, Superior Pacific Insurance Group (the "Borrower") (an intermediate holding company), and the Borrower's unregulated subsidiaries. Among the assets pledged are the Stock held by Borrower in the regulated insurance companies -- SNIC, Superior Pacific Casualty Company, and Superior (Bermuda) Ltd., of which only SNIC is active in writing new and renewal business.

           As a result of incurring the indebtedness under the term loan, the Company was required to secure waivers under the 1996 loan agreement with Chase and the documents governing the 1994 issuance of preferred stock by a subsidiary of the Company, Superior National Capital, L.P., to CRS III Limited, an affiliate of Centre Reinsurance Limited. The Company agreed to extend the expiration date of the warrant issued to Centreline Reinsurance Limited in the 1994 transaction from June 2001 to April 30, 2002.

         On April 11, 1997, the company reincorporated in Delaware, and in reincorporating adopted restrictions on transfers of Common Stock to 4.90% or more shareholders of the Company.

         The Company announced on April 16, 1997, that William L. Gentz, President and Chief Executive Officer of the Company, had suffered a mild heart attack and underwent surgery. The Company expects Mr. Gentz to make a full recovery and return to work in late May or June 1997.

         The Company announced that to better reflect the combined strength of Superior National Insurance Company and Superior Pacific Casualty Company (formerly Pacific Rim Assurance Company) it will conduct business under the name "Superior Pacific," although the parent company will continue to be known as "Superior National Insurance Group" and trade on the Nasdaq Stock Market under the symbol "SNTL."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
2.1      Amended and Restated Agreement and Plan of Merger dated as of February
         17, 1997 among the Company, SNTL Acquisition Corp., and PRIM*****

3.1      Certificate of Incorporation of the Company, as currently in effect ++

3.2      Bylaws of the Company, to date ++

10.1     Credit Agreement between the Company and The Chase Manhattan Bank
         ("Chase") dated as of November 12, 1996, (the "1996 Credit Agreement"), and all material exhibits thereto +

10.2     Amendment No. 1 to 1996 Credit Agreement dated as of April 11, 1997

10.3     Assumption Acknowledgment under the 1996 Credit Agreement dated as of
         April 11, 1997 among the Company, as a California corporation
         ("SNIG-California"), the Company and Chase

10.4 Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997, among the Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P.,
         TJS Partners, L.P., and certain members of the Company's management*****

10.5     Registration Rights Agreement dated as of April 11, 1997 among the
         Company, Insurance Partners, L.P. and Insurance Partners Offshore
         (Bermuda), L.P.

10.6 Letter Agreement dated November 25, 1996 among the Company and the shareholders and holders of warrants party thereto, relating to such warrants and certain registration rights

10.7     Credit Agreement dated as of April 11, 1997 (the "1997 Credit
         Agreement") among the Company, SNTL Acquisition Corp., various lending institutions, and Chase

10.8     Pledge Agreement under the 1997 Credit Agreement dated as of April 11,
         1997 among the Pledgors therein and Chase

10.9     Assumption Acknowledgment under the 1997 Credit Agreement dated as of
         April 11, 1997 among SNTL Acquisition Corp., Superior Pacific Insurance
         Group, Inc. and Chase

10.10 SNIG Assumption Acknowledgment under the 1997 Credit Agreement dated as of April 11, 1997 among SNIG-California, the Company, and Chase

27       Financial Data Schedule

***** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation, as filed with the SEC on February 27, 1997.

 + Previously filed as an exhibit to SNIG's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 10, 1997.

++ Previously filed as an exhibit to SNIG's Current Report on Form 8-K, as filed with the SEC on April 24, 1997.

(b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1997               SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                           By /s/ J. Chris Seaman
                                           -------------------------------------
                                  Name:    J. Chris Seaman
                                  Title:   Executive Vice President and
                                           Chief Financial Officer

EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.1      Amended and Restated Agreement and Plan of Merger dated as of February
         17, 1997 among the Company, SNTL Acquisition Corp., and PRIM*****

3.1      Certificate of Incorporation of the Company, as currently in effect ++

3.2      Bylaws of the Company, to date ++

10.1     Credit Agreement between the Company and The Chase Manhattan Bank
         ("Chase") dated as of November 12, 1996, (the "1996 Credit Agreement"), and all material exhibits thereto +

10.2     Amendment No. 1 to 1996 Credit Agreement dated as of April 11, 1997

10.3     Assumption Acknowledgment under the 1996 Credit Agreement dated as of
         April 11, 1997 among the Company, as a California corporation
         ("SNIG-California"), the Company and Chase

10.4 Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997, among the Company, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P.,
         TJS Partners, L.P., and certain members of the Company's management*****

10.5     Registration Rights Agreement dated as of April 11, 1997 among the
         Company, Insurance Partners, L.P. and Insurance Partners Offshore
         (Bermuda), L.P.

10.6 Letter Agreement dated November 25, 1996 among the Company and the shareholders and holders of warrants party thereto, relating to such warrants and certain registration rights

10.7     Credit Agreement dated as of April 11, 1997 (the "1997 Credit
         Agreement") among the Company, SNTL Acquisition Corp., various lending institutions, and Chase

10.8     Pledge Agreement under the 1997 Credit Agreement dated as of April 11,
         1997 among the Pledgors therein and Chase

10.9     Assumption Acknowledgment under the 1997 Credit Agreement dated as of
         April 11, 1997 among SNTL Acquisition Corp., Superior Pacific Insurance
         Group, Inc. and Chase

10.10 SNIG Assumption Acknowledgment under the 1997 Credit Agreement dated as of April 11, 1997 among SNIG-California, the Company, and Chase

27       Financial Data Schedule

***** Previously filed as an exhibit to SNIG's statement on Schedule 13D filed for Pac Rim Holding Corporation, as filed with the SEC on February 27, 1997.

 + Previously filed as an exhibit to SNIG's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 10, 1997.

++ Previously filed as an exhibit to SNIG's Current Report on Form 8-K, as filed with the SEC on April 24, 1997.