Form 10-Q
period 1997-06-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1997-08-14
CIK 810463

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                   (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-25984

                                  ============

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      95-4610936
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)



                                26601 AGOURA ROAD
                               CALABASAS, CA 91302
                    (Address of principal executive offices)


                                 (818) 880-1600
              (Registrant's telephone number, including area code)

                                  ============

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No  X
                                     ---      ---

         Number of shares of Common Stock, $.01 par value per share, outstanding as of close of business on August 8, 1997: 5,859,020 shares.

--------------------------------------------------------------------------------

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed consolidated balance sheets as of
                           June 30, 1997 (unaudited) and December 31, 1996........................................3

                  Condensed consolidated statements of income for the three and six months ended
                           June 30, 1997 (unaudited) and June 30, 1996 (unaudited)................................4

                  Condensed consolidated statement of changes in shareholders' equity for the six months ended June 30, 1997 (unaudited).....................................5

                  Condensed consolidated statements of cash flows for the six months ended
                           June 30, 1997 (unaudited) and June 30, 1996 (unaudited)................................6

                  Notes to condensed consolidated financial statements (unaudited)................................7

         Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
                  Results of Operations...........................................................................9

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities..........................................................................17
         Item 5.  Other Information..............................................................................17
         Item 6.  Exhibits and Reports on Form 8-K...............................................................18

SIGNATURE........................................................................................................22

PART I        FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                               June 30,    December 31,
                                                                 1997        1996
                                                               ---------   ------------
                                                              (Unaudited)     (*)
                           ASSETS
Investments:
Bonds and notes:
  Available-for-sale, at market
    (cost: 1997, $170,594; 1996, $46,549)                      $ 171,060   $  46,330
Equity securities, at market
    Common stock (cost: 1997, $686; 1996, $1,199)                    838       1,173
Cash and Invested cash (Restricted cash: 1997, $842; 1996,
$297)                                                             72,428     100,487
Restricted investment                                                 --       1,450
                                                               ---------   ---------
       TOTAL INVESTMENTS                                         244,326     149,440

Reinsurance receivable                                            33,450      25,274
Premiums receivables (less allowance for doubtful
  accounts: 1997, $3,604; 1996, $300)                             23,746       9,390
Earned but unbilled premiums receivable                           12,321       5,251
Deferred policy acquisition costs                                  5,184       3,042
Deferred income taxes                                             22,986       9,520
Funds held by reinsurer                                            3,324       1,948
Receivable from reinsurer                                             --      93,266
Goodwill                                                          14,868          --
Other Assets                                                      19,598       9,438
                                                               ---------   ---------
        TOTAL ASSETS                                           $ 379,803   $ 306,569
                                                               =========   =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Claims and claim adjustment expenses                           $ 213,686   $ 115,529
Unearned premiums                                                 15,652       9,702
Long-term debt                                                    44,030      98,961
Accounts payable and other liabilities                            27,500      13,615
                                                               ---------   ---------
        TOTAL LIABILITIES                                        300,868     237,807
    PREFERRED SECURITIES ISSUED BY AFFILIATE;
      authorized 1,100,000 shares; issued and outstanding
      1,062,920 shares in 1997, and 1,013,753 shares in 1996      24,945      23,571

Shareholders' Equity:
Common stock, no par value; authorized
  25,000,000 shares; issued and outstanding
  5,837,173 shares in 1997 and 3,430,373 shares in 1996           34,025      16,022
Unrealized gain (loss) on investments, net of taxes                  408        (162)
Paid in capital - warrants                                         2,206       2,206
Retained earnings                                                 17,351      27,125
                                                               ---------   ---------
        TOTAL SHAREHOLDERS' EQUITY                                53,990      45,191
                                                               ---------   ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 379,803   $ 306,569
                                                               =========   =========

*  Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                  ---------------------     ---------------------
                                                     1997        1996         1997         1996
                                                  --------     --------     --------     --------
REVENUES:
Premiums written, net of reinsurance ceded        $ 43,703     $ 24,153     $ 63,706     $ 42,796
Net change in unearned premiums                      1,707          (17)         682          237
                                                  --------     --------     --------     --------
Net premiums earned                                 45,410       24,136       64,388       43,033
Net investment income                                3,435        2,074        5,521        4,265
                                                  --------     --------     --------     --------
    TOTAL REVENUES                                  48,845       26,210       69,909       47,298

EXPENSES:
Claims and claim adjustment expenses,
  net of reinsurance recoveries                     34,724       12,325       44,995       22,600
Commissions, net of
reinsurance commissions                              4,687        2,783        6,888        5,258
Policyholder dividends                                  --       (1,705)          --       (1,406)
Interest expense                                     2,417        2,268        4,144        4,796
General and administrative expenses
  Underwriting                                       6,158        9,652       10,961       13,377
  Other                                                340         (519)         521         (389)
 Goodwill                                              137           --          137           --
                                                  --------     --------     --------     --------
    TOTAL EXPENSES                                  48,463       24,804       67,646       44,236
                                                  --------     --------     --------     --------

INCOME BEFORE INCOME TAXES AND PREFERRED
   SECURITIES DIVIDENDS AND ACCRETION, AND
      EXTRAORDINARY ITEM                               382        1,406        2,263        3,062
Income tax expense                                      98          475          769        1,048
                                                  --------     --------     --------     --------
INCOME BEFORE PREFERRED
SECURITIES DIVIDENDS AND
ACCRETION, AND                                         284          931        1,494        2,014
EXTRAORDINARY ITEM
Preferred securities dividends and
  accretion, net of income taxes                      (453)        (405)        (907)        (810)
Extraordinary loss on retirement of long-
term debt, net of income tax benefit of $5,338     (10,361)          --      (10,361)          --
                                                  --------     --------     --------     --------

NET (LOSS) INCOME                                 $(10,530)    $    526     $ (9,774)    $  1,204
                                                  ========     ========     ========     ========

EARNINGS PER COMMON AND DILUTIVE
COMMON EQUIVALENT SHARES:
INCOME BEFORE PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION                         $   0.05     $   0.20     $   0.32     $   0.42
Preferred securities dividends and accretion         (0.08)       (0.08)       (0.20)       (0.15)
Extraordinary loss on retirement of long-term
debt, net of income tax benefit                      (1.78)          --        (2.23)          --
                                                  ========     ========     ========     ========
NET (LOSS) INCOME                                 $  (1.80)    $   0.12     $  (2.11)    $   0.27
                                                  ========     ========     ========     ========


See notes to condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)


                                                               Net Unrealized
                                                 Unrealized     Gain (Loss)                                 Total
                                                Gain (Loss)    on Available-      Paid in                  Share-
                                      Common     on Equity        for-sale       Capital-     Retained     holders'
                                      Stock      Securities      Investments      Warrants     Earnings     Equity
                                      ------    -----------    -------------     ---------    ---------    --------

Balance at December 31, 1996         $16,022       $(17)            $(145)         $2,206      $27,125      $45,191

Net loss                                   -          -                 -               -       (9,774)      (9,774)
Change in unrealized gain on
 equity Securities                         -        117                 -               -            -          117
Change in unrealized gain
  (loss) on investments, net
  of taxes                                 -          -               453               -            -          453
Common stock issued                   18,003          -                 -               -            -       18,003
                                      ------       ----             -----          ------      -------      -------
Balance at June 30, 1997             $34,025       $100             $ 308          $2,206      $17,351      $53,990
                                     =======       ====             =====          ======      =======      =======


See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                        ---------     ---------
                                                                          1997          1996
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $  (9,774)    $   1,204
                                                                        ---------     ---------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of bonds and preferred stock                                  (803)         (386)

  Loss (gain) on sale of investments                                          123           (21)
  (Gain) on sale of funds withheld investments                                 --        (2,424)

  Amortization of Goodwill                                                    136            --
  Extraordinary Loss - retirement of long-term debt                        10,361            --
  Interest expense on long-term debt                                        3,146            --
  Preferred securities dividends and accretion                                907         1,227
  (Increase) decrease in reinsurance receivables                           (4,216)        5,234
  Decrease (increase) in premiums receivables                               2,004          (789)
 (Increase) decrease in accrued investment income                            (588)          333
  Increase in deferred policy acquisition costs                            (1,011)         (282)
  Decrease in deferred income taxes                                           769           626
  Increase (decrease) in claims and claim adjustment
    expense reserves                                                        2,714       (16,520)
  Decrease in unearned premium reserves                                      (909)         (526)
  Increase (decrease) in policyholder dividends payable                       896        (1,907)
  Decrease in other liabilities, net of other assets                      (15,685)       (1,739)
                                                                        ---------     ---------
    Total adjustments                                                      (2,156)      (17,174)
                                                                        ---------     ---------
    Net cash used in operating activities                                 (11,930)      (15,970)
                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital - restricted stock                                            3            --
  Proceeds from issuance of common stock                                   18,000            --
  Long-term debt                                                           44,000            --
  Retirement of long-term debt                                             (7,250)         (600)
  Funding of discontinued operations                                      (17,125)           --
  Proceeds from repurchase transaction                                         --         3,553
                                                                        ---------     ---------
    Net cash provided by financing activities                              37,628         2,953
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES: Purchases of bonds and notes:
   Investments available-for-sale                                         (90,283)      (28,960)
   Investment funds withheld from reinsurers                                   --       (67,425)
   Purchase of equity security                                               (145)           --
   Purchase of Pac Rim Holding Corporation                                (41,170)           --
  Sales of bonds and notes: Investments available-for-sale                 13,542        17,363
  Maturities of bonds and notes: Investments available-for-sale             6,968           798
  Sales and maturities of bonds and notes held to maturity:
    Funds withheld from reinsurers                                             --        98,011
  Sale of equity security                                                     517            --
  Net decrease (increase) in invested cash                                 55,364        (5,805)
  Net (increase) in invested cash for funds withheld from reinsurers           --        (1,627)
                                                                        ---------     ---------
      Net cash provided by investing activities                           (55,207)       12,355
                                                                        ---------     ---------
      Net decrease in cash                                                (29,509)         (662)
Cash and Invested cash at beginning of period                             101,937         2,952
                                                                        =========     =========
Cash and Invested cash at end of period                                 $  72,428     $   2,290
                                                                        =========     =========

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes                              $       4     $       4
                                                                        =========     =========
Cash paid during the year for interest                                  $     191     $     331
                                                                        =========     =========

         See Notes to Condensed Consolidated Financial Statements

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.1  BASIS OF PRESENTATION

         Superior National Insurance Group, Inc. ("SNIG") is a holding company that through its wholly-owned subsidiaries, Superior National Insurance Company ("SNIC") and Superior Pacific Casualty Company ("SPCC"), is engaged in writing workers' compensation insurance principally in the States of California and Arizona, and until September 30, 1993, was engaged in writing commercial property and casualty insurance. The "Company" refers to SNIG and its subsidiaries.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1997 presentation. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.


A.2  ACQUISITION OF PACIFIC RIM

         On April 11, 1997, the Company completed its previously announced acquisition of Pac Rim Holding Corporation ("PRHC") and its wholly owned subsidiary Pacific Rim Assurance Company for total consideration of approximately $41 million in cash. The consideration paid by SNIG resulted in payment of approximately $20 million ($2.105 per share) to PRHC's common stockholders; $20 million to PRHC's debenture holders; and the remainder to PRHC's warrant and option holders. Pacific Rim Assurance Company was subsequently renamed Superior Pacific Casualty Company ("SPCC"). SNIG financed the acquisition with a combination of common stock and bank debt. A group of investors including Insurance Partners, L.P., TJS Partners, L.P., and SNIG management purchased approximately $18 million of newly issued SNIG common stock. The remaining portion of the purchase price was funded by a $44 million term loan to SNIG provided by a bank syndicate led by The Chase Manhattan Bank ("Chase"). Approximately $6.6 million of the loan proceeds was used to repay SNIG's previously outstanding long-term debt. Additionally, approximately $10 million of the loan proceeds was contributed by SNIG to the capital of SPCC.

         The Company accounted for the acquisition of PRHC as a purchase, and accordingly assets and liabilities of PRHC were adjusted to their fair value at the time of the purchase.

         Under the PRHC Acquisition Agreement, SNTL Acquisition Corp. ("SNTL"), a newly formed Delaware subsidiary of the Company, was merged with and into PRHC. The corporation resulting from this merger was renamed Superior Pacific Insurance Group, Inc. ("SPIG"), and is a wholly owned subsidiary of the Company. As a result, SPCC became an indirect operating subsidiary of the Company. On April 11, 1997, the Closing Date, in order to satisfy certain conditions of the term loan, the Company contributed all of its shares of SNIC to SNTL, so that SNIC became an indirect operating subsidiary of the Company. Thus, upon the Closing Date, SNIC and SPCC became subsidiaries of SPIG, which, in turn, became a subsidiary of the Company.

A.3  EARNINGS PER SHARE ("EPS")

         Earnings per common and dilutive common equivalent shares for the three and six months ended June 30, 1997 and 1996 are based on the average number of common shares outstanding during each period and assuming conversion of all stock options and warrants which are common stock equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and warrants which would have a dilutive effect. If the calculation of income per share including all common stock equivalents is antidilutive, such common stock equivalents are excluded from the EPS amounts. The number of shares used in the EPS calculations are 5,837,173 and 4,641,954 shares for the three and six months ended June 30, 1997 respectively, and 5,318,118 shares for the three and six months ended June 30, 1996. Changes in Securities". The "simplified stock method" of computing earnings per share was utilized in the calculations for the three and six months ended June 30, 1997.

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

A.4  CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

         The liability for unpaid claims and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverable. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period which such adjustments become known. While there can be no assurance that reserves at any given date are adequate to meet SNIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

A.5  FINANCING AGREEMENT

         SNIG announced the completion, on June 30, 1997, of the prepayment of approximately $88.6 million of long-term debt outstanding to Chase Manhattan Bank ("Chase"). The prepayment was accomplished by transferring reinsurance receivables due from Centre Reinsurance Limited ("Centre Re") to Chase in exchange for cancellation of the debt.

         SNIG recognized an extraordinary net-of-tax loss of approximately $10.4 million on debt prepayment in the second quarter of 1997.

A.6  DEBT AGREEMENT

         Upon the close of the PRHC acquisition on April 11, 1997, the Company obtained a term loan in the amount of $44 million. The loan is collateralized by the stock of SPIG and its subsidiaries. The Company used the proceeds of the term loan for the acquisition and related expenses, a capital contribution to SPCC, and to refinance or repay existing indebtedness. The loan is due six years from April 11, 1997. Principal payments are due semi-annually in eleven consecutive installments of $3,650,000 with a final installment of $3,850,000. The interest rate on the debt is a LIBOR-based variable rate that will not exceed Chase's prime commercial lending rate unless default interest becomes due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         References to "SNIG" and "the Company" in this quarterly report include the results of operations of the newly acquired subsidiary Superior Pacific Casualty Company ("SPCC"), formerly known as Pacific Rim Assurance Company.

         This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, inherent uncertainties related to the effect of the acquisition of PRHC and its subsidiary SPCC, the Company's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

         The Company incurred a net loss of approximately $10.5 million or $1.80 per share in the three month period ended June 30, 1997 versus income of approximately $0.5 million or $0.12 per share in the corresponding period in the prior year, and loss of $9.8 million or $2.11 per share for the six month period ended June 30, 1997, versus income of $1.2 million or $0.27 per share in the corresponding period in the prior year. Though the magnitude of the loss relates to an extraordinary charge related to retirement of long term debt (see "Financial Condition"), operating income has also declined from prior year, to $0.4 million in the three-month period ended June 30, 1997 versus $1.4 million in the corresponding period in the prior year. The decrease in operating income is primarily due to expected increases in claim and claim adjustment expenses, resulting from the higher claim and claim adjustment expenses of the Company's newly acquired subsidiary, SPCC, which have not yet been offset by expected improvements in SPCC's expense ratios.

         The Company acquired PRHC for approximately $41 million on April 11, 1997, and thereupon SPCC became a subsidiary of the Company. The acquisition was accounted for as a purchase. Total assets, including goodwill, increased to $379.8 million from $306.5 million at December 31, 1996, primarily as a result of the acquisition. The total amount of goodwill that will be realized on the Company's balance sheet as a result of the acquisition reflects the Company's current estimate of purchase accounting adjustments. The financial statements of PRHC for the fiscal years ended December 31, 1996, 1995, and 1994 are currently being audited by the Company's independent auditors. See "Item 5 - Other Information."


GENERAL FINANCIAL CONDITION:

         Total assets increased $81.8 million to $379.8 million for the quarter ended June 30, 1997. The increase was due to approximately $189.3 million in assets recorded related to the acquisition of PRHC; which was partially offset by a reduction of approximately $91.6 million in receivables due from reinsurers, that were transferred to Chase in exchange for cancellation of debt. Additionally, $17.1 million in assets were used to fund discontinued operations.

         Total liabilities increased $72.9 million to $300.9 million for the quarter ended June 30, 1997. The increase was due to approximately $171.2 million in liabilities recorded related to the acquisition of PRHC which was partially offset by the early extinguishment of the $90 million Chase loan and $7.2 million Imperial Bank debt.

         Total equity increased $8.3 million to $53.9 million. Approximately $18 million in additional capital was related to the April 11, 1997 private stock issuance and sale. The increase was partially offset by expenditures and increases in claims reserves associated with the acquisition of PRHC and the $10.4 million extraordinary loss recognized in conjunction with the early extinguishment of long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:

         The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

Selected financial data as reported for the three months ended June 30, 1997 and 1996 are presented below.

                                                                  Three Months Ended June 30,
                                                                 ----------------------------
(Dollars in thousands)                                             1997               1996
----------------------------------------------------------       --------           ---------
Gross premiums written                                           $ 48,310           $ 26,344
Net premiums written                                             $ 43,703           $ 24,153

Net premiums earned                                              $ 45,410           $ 24,136
Less: Claims and claim adjustment expenses net of
reinsurance recoveries                                            (34,724)           (12,325)
         Underwriting expenses                                    (10,845)           (12,435)
         Policyholder dividends                                        --              1,705
                                                                 --------           --------
Underwriting (loss) profit                                           (159)             1,081

Net investment income                                               3,425              2,053
Net investment gains (losses)                                          10                 21
Interest expense                                                   (2,417)            (2,268)
Other                                                                (340)               519
Goodwill                                                             (137)                --
                                                                 --------           --------
Income before income taxes                                            382              1,406
Income tax expense (benefit)                                           98                475
                                                                 --------           --------
Income before preferred securities dividends, accretion and
extraordinary items                                                   284                931
Preferred securities dividends and accretion, net of taxes           (453)              (405)
Extraordinary loss on retirement of long-term debt, net of
taxes                                                             (10,361)                --
                                                                 --------           --------
Net (Loss) Income                                                $(10,530)          $    526
                                                                 ========           ========

Underwriting ratios (GAAP Basis):
----------------------------------------------------------

Net claims and claim adjustment expense ratio                        76.5%              51.1%
Underwriting expense ratio                                           23.9%              51.5%
Policyholder dividends ratio                                           --               (7.1%)
                                                                 ========           ========
Combined ratio                                                      100.4%              95.5%
                                                                 ========           ========


         Gross premiums written increased $21.9 million or 83% in the second quarter of 1997 as compared to the same period in 1996. Of the $21.9 million increase, $21.3 million can directly be attributed to SPCC operations. The remaining $0.6 million increase in gross premiums written is attributable to SNIC's strategy to underwrite smaller risks. The Company's strategy is to continue to focus on profitable operating margins first and market share second.

         Net premiums written increased $19.6 million or 81% in the second quarter of 1997. The increase in net premiums written is reflective of the increase in gross premiums written as discussed above.

         Net premiums earned increased $21.3 million or 88% in the second quarter of 1997. The increase in net premiums earned reflects the increase in net premiums written described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Net claims and claim adjustment expenses increased $22.4 million or 182% in the second quarter of 1997, due primarily to activity resulting from the SPCC acquisition. The net claims and claim adjustment expense ratio increased to 76.5% in the second quarter of 1997 from 51.1% in the same period of 1996. Excluding SPCC which accounted for $18.5 million of the increase; SNIC increased by $3.9 million in the second quarter of 1997, due to unfavorable development in the 1995 accident year.

         Underwriting expenses, excluding policyholder dividends, decreased $1.6 million or 13% in the second quarter of 1997 as compared to the same period in 1996. Net commission expense increased $1.9 million or 68% in the second quarter of 1997 as compared to the same period in 1996. The increase in commission expense is driven by the newly acquired SPCC operations. Net underwriting expenses decreased 36.2% from $9.7 million in 1996 to $6.2 million in 1997. Excluding the one time $5.3 million settlement of adjustment for funds withheld recorded during the second quarter of 1996, underwriting expenses actually increased $1.8 million in the second quarter of 1997 as compared to 1996 due to SPCC.

         Policyholder dividends decreased $1.7 million in the second quarter of 1997 as compared to the same period in 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of Policyholder Dividends SNIC's management declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, the Company discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by SNIC. Dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies. Consequently, the Company has paid no dividends in 1997 as of the second quarter.

         Underwriting profit from continuing operations decreased $1.2 million to $0.1 million loss in the second quarter of 1997 from a $1.1 million profit in the same period in 1996. The change in underwriting results for the second quarter of 1997 is attributable to an increase in workers' compensation reserves as outlined above in the "Net claims and claim adjustment expenses" section.

         Net investment income increased $1.4 million or 67% in the second quarter of 1997 compared to the same period in 1996. The improvement is due to the increase in assets available for investment resulting from the SPCC acquisition. This increase is due to a $1.6 million increase associated with SPCC, which is offset by a 9% or $0.2 million decrease excluding SPCC. The decrease in net investment income is due to a decline in the average amount available for investments by $20.4 million from $161.3 million in 1996 to $140.9 million in 1997.

         Interest expense for the second quarter of 1997 was $2.4 million as compared to $2.3 million for the same period in 1996. The $0.1 million increase was due to the $44 million Chase loan which was partially offset by the retirement of the Imperial Bank loan and the elimination of the funds withheld balance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Selected financial data as reported for the six months ended June 30, 1997 and 1996 are presented below.


                                                                          Six Months Ended June 30,
                                                                          -------------------------
(Dollars in thousands)                                                       1997           1996
----------------------------------------                                  -----------    ----------
Gross premiums written                                                    $  71,090      $ 48,159
Net premiums written                                                      $  63,706      $ 42,796

Net premiums earned                                                       $  64,388      $ 43,033
Less:   Net claims and claim adjustment expenses                            (44,995)      (22,600)
         Underwriting expenses                                              (17,849)      (18,635)
         Policyholder dividends                                                   -         1,406
                                                                          ---------      --------
Underwriting profit                                                           1,544         3,204

Net investment income                                                         5,502         4,244
Net investment gains (losses)                                                    19            21
Interest expense                                                             (4,144)       (4,796)
Other                                                                          (521)          389
Goodwill                                                                       (137)             -
                                                                          ---------      --------
Income before income taxes                                                    2,263         3,062
Income tax expense (benefit)                                                    769         1,048
                                                                          ---------      --------
Income before preferred securities dividends and accretion                    1,494         2,014
and discontinued operations
Preferred securities dividends and accretion, net of taxes                     (907)         (810)
Extraordinary loss on retirement of long-term debt, net of taxes            (10,361)            -
                                                                          ---------      --------

Net (Loss) Income                                                         $  (9,774)     $  1,204
                                                                          =========      ========


Underwriting ratios (GAAP Basis):
----------------------------------------

Net claims and claim adjustment expense ratio                                 69.9%         52.5%
Underwriting expense ratio                                                    27.7%         43.3%
Policyholder dividends ratio                                                       -        (3.3%)
                                                                          ---------      --------
Combined ratio                                                                97.6%         92.5%
                                                                          =========      ========


         Gross premiums written increased $22.9 million or 48% in the first six months of 1997 as compared to the same period in 1996. Of the $22.9 million increase, substantially all of the increase can be attributed to SPCC operations.

         Net premiums written increased $20.9 million or 49% in the first six months of 1997. The increase in net premiums written is reflective of the increase in gross premiums written as discussed above.

         Net premiums earned increased $21.3 million or 50% in the first six months of 1997. The increase in net premiums earned reflects the decrease in net premiums written described above.

         Net claims and claim adjustment expenses increased $22.4 million or 99% to $45.0 million in the first six months of 1997 due primarily to activity resulting from the SPCC acquisition. The net claims and claim adjustment expense ratio increased to 69.9% in the first six months of 1997 from 52.5% in the same period of 1996. Excluding SPCC which accounted for $18.5 million of the increase; SNIC increased by $3.9 million in 1997. Gross claims and LAE expenses increased by $8.6 million due to continued unfavorable development in the 1995 accident year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Underwriting expenses, excluding policyholder dividends, decreased $0.8 million or 4% in the first six months of 1997 as compared to the same period in 1996. Net commission expense increased by 31% from $5.3 million in 1996 to $6.9 million in 1997. The increase in commission expense is driven by SPCC operations. Net underwriting expenses decreased 18.1% from $13.4 million in 1996 to $11.0 million in 1997. Excluding the one time $5.3 million settlement adjustment recorded during the second quarter of 1996, underwriting expenses actually increased $2.9 million from 1996 to 1997, as a result of the SPCC acquisition.

         Policyholder dividends decreased $1.4 million for the first six months of 1997 as compared to the same period in 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of Policyholder Dividends SNIC's management declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, the Company discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by SNIC. Dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies. Consequently, the Company has paid no dividends in 1997 as of the second quarter.

         Underwriting profit from continuing operations decreased $1.7 million to $1.5 million in the first six months of 1997 from $3.2 million in the same period in 1996. The change in underwriting results for the first six months of 1997 is attributable to the increase in workers' compensation reserves as outlined above in the "Net claims and claim adjustment expenses" section.

         Net investment income increased $1.3 million or 29.6% in the first six months of 1997 as compared to the same period in 1996. This increase is due to a $1.6 million increase associated with SPCC, which is offset by a 7% or $0.3 million decrease excluding SPCC. The decrease in net investment income is due to a decline in the average amount available for investments by $15.8 million from $160.1 million in 1996 to $144.3 million in 1997.

         Interest expense for the first six months of 1997 was $4.1 million as compared to $4.8 million for the same period in 1996. The decrease of $0.7 million or 13.6% was due to the elimination of funds withheld balance and the retirement of the Imperial Bank loan, off-set by the addition of the $44.0 million Chase loan.

         A summary of net investment income, excluding capital gains (losses), for the three and six months ended June 30, 1997 and 1996 are as follows:


                                       Three months ended June 30,      Six months ended June 30,
                                       --------------------------       -------------------------
(Dollars in thousands)                   1997              1996           1997             1996
                                       --------          --------       --------         --------
Interest on bonds and notes            $  1,940          $  1,919       $  2,798         $  4,151
Interest on invested cash                 1,706               251          3,052              332
                                       --------          --------       --------         --------
Total investment income                   3,646             2,170          5,850            4,483
Capital gains                                10                21             19               21
Investment expense                          221               117            348              239
                                       --------                                           --------
Net investment income                  $  3,435          $  2,074       $  5,521         $  4,265
                                       ========          ========       ========         ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                             June 30, 1997           December 31, 1996
                                        ---------------------     ---------------------
                                        Amortized      Market     Amortized     Market
Available for Sale:                       Cost         Value        Cost         Value
                                        --------     --------     --------     --------
U.S. Government
  Agencies & Authorities                $ 58,135     $ 58,095     $ 22,596     $ 22,484
Collateralized Mortgage Obligations       59,593       59,841       12,989       12,855
Corporate Instruments                     52,866       53,124        9,864        9,867
State & Political Subdivisions                --           --        1,100        1,124
                                        --------     --------     --------     --------
Total Available for Sale                $170,594     $171,060     $ 46,549     $ 46,330
                                        ========     ========     ========     ========


(Dollars in thousands)                June 30, 1997          December 31, 1996
                                   -------------------     ---------------------
                                                Market                    Market
Equity Securities                    Cost       Value         Cost        Value
----------------------------       --------     ------     ---------     -------
Corporate                          $    686     $ 838      $   1,199     $ 1,173
                                   --------     -----      ---------     -------
Total                              $    686     $ 838      $   1,199     $ 1,173
                                   ========     =====      =========     =======


         The Company's management monitors the matching of assets and liabilities and attempts to maintain its investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at June 30, 1997 was 2.23 years compared to 4.69 years at December 31, 1996. At June 30, 1997, 99% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.


DISCONTINUED OPERATIONS:

         Discontinued operations claims counts and losses remained consistent with management's expectations during the second quarter of 1997. The Company has significant exposure to construction defect liabilities on casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor its potential exposure to construction defect claims. Management believes its current reserves are adequate to cover its claims activity. There can be no assurance, therefore, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES:

         Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims and operating expenses. For its insurance operations, SNIC must have available cash and liquid assets to meet its obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting its ordinary operating costs. It is management's opinion that its present cash resources, with the addition of $44 million in additional bank debt and $18 million in equity raised in April 1997, in connection with the PRHC acquisition, are sufficient to meet the needs of the Company.

         During the first six months of 1997, the Company used $11.9 million of cash in its operations versus $16 million during the same period in 1996. The $4.0 million decrease in funds used in operating activities in 1997 were primarily the result of a stabilization in the premium levels coupled with a decrease in claim payments for prior accident years associated with higher premium levels for policies before 1995. The Company's continued negative cash flow is the result of the Company's historical in-force premium base being significantly higher than its current level. The Company anticipates to continue to experience negative cash flow until the claims related to the historically higher premium base have been paid out. SNIG believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of June 30, 1997, the Company had total cash, cash equivalents and investments of $244.3 million.

         The Company generated $37.6 million in cash from financing activities for the six months ended June 30, 1997, and generated $3 million for the corresponding period in 1996. The cash generated by financing activities in the six months of 1997, was associated with the April 11, 1997 $44 million Chase Manhattan Bank term loan and the approximate $18 million in newly issued SNIG common stock.

         Early in 1995, SNIC entered into a reverse repurchase facility with a national securities brokerage firm ("broker") that allows SNIC to engage in up to $5 million in reverse repurchase transactions secured either by U.S. Treasury instruments or U.S. Agency debt. This arrangement provides SNIC with additional short-term liquidity. Under the facility, SNIC contacts the broker and indicates the size of the reverse repurchase transaction desired, and the nature of the security SNIC proposes to "sell" to the broker. Based upon the characteristics of the security, the broker indicates at what price it will purchase the security and what rate they will sell the security back to SNIC in 30 days. SNIC then transfers the security to the broker in exchange for the agreed-upon proceeds. SNIC repurchases the security from the broker at a later date at a previously agreed-upon price. SNIC may roll over any reverse repurchase transaction, and the transaction is repriced at the time of roll over. This type of financing allows SNIC a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is relatively inexpensive as compared to bank debt. Reverse repurchase transactions are viewed as short-term financing both by the DOI and current accounting literature. As of June 30, 1997, SNIC had no obligation outstanding under this facility. Historically, for long-term financing, the Company required borrowings in order to meet its obligations.

         Because SNIG depends on dividends from its insurance subsidiary for its net cash flow requirements, absent other sources of cash flow, SNIG cannot pay dividends materially in excess of the amount of dividends that could be paid by SNIC, to the intermediate holding company SPIG, and then to SNIG. Insurance companies are also subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No ordinary dividends were paid during the six months ended June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         SNIC is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1997, is approximately $3.6 million. These leases expire from 1997 to 2002.

         The Company does not foresee any expenditures other than those arising in the normal course of business and the PRHC acquisition. The Company is required to make principal payments on the Chase term loan of $3.65 million twice per annum commencing October 11, 1997.

         The Company made a $10 million capital contribution to SPCC upon consummation of the acquisition, and management believes SPCC is adequately capitalized for the foreseeable future. SPCC is not writing new premium (other than selected renewal premium) and may not pay dividends to SPIG without prior DOI approval.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         The Company's acquisition of PRHC was financed in part by the issuance and sale on April 11, 1997 to Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., TJS Partners, L.P. and certain members of the Company's management, in a private transaction, 2,390,438 shares of Common Stock at $7.53 per share for an aggregate purchase price of approximately $18 million. In issuing and selling such shares of Common Stock, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 8, 1997, the Company's Annual Meeting of Shareholders was held. Shareholders voted (1) to elect eleven directors of the Company, and to approve the following proposals: (2) "The Stock Issuance to Insurance Partners, L.P., TJS Partners, L.P. and SNIG Management;" (3) "Transfer Restrictions Charter Amendment;" (4) "Reincorporation of the Company in the State of Delaware;" (5) "Amendment of Bylaws to Increase Authorized Number of Directors" and (6) "Ratification to the Appointment of KPMG Peat Marwick LLP as Independent Auditors."

         The following directors were elected by the shareholders: Bradley E. Cooper, William L. Gentz, Steven D. Germain, Roger W. Gilbert, Steven B. Gruber, Thomas J. Jamieson, Gordon E. Noble, C. Len Pecchenino, Craig F. Schwarberg, J. Chris Seaman, and Robert A. Spass. The results of each matter voted on are as follows:


                                                              VOTES AGAINST/         VOTES ABSTAINED/BROKER
                                              VOTES FOR          WITHHELD                  NON-VOTES
                                             ----------       -------------          ----------------------
(1)         DIRECTORS
            Bradley E. Cooper                 3,935,398               -                       43,736
            William L. Gentz                  3,968,373               -                       10,761
            Steven D. Germain                 3,968,098               -                       11,036
            Roger W. Gilbert                  3,965,123               -                       14,036
            Steven B. Gruber,                 3,965,123               -                       12,786
            Thomas J. Jamieson                3,968,498               -                       10,636
            Gordon E. Noble                   3,968,498               -                       10,636
            C. Len Pecchenino                 3,965,048               -                       14,086
            Craig F. Schwarberg               3,935,698               -                       43,436
            J. Chris Seaman                   3,963,248               -                       15,886
            Robert A. Spass                   3,964,773               -                       14,361

(2)         THE STOCK ISSUANCE TO
            INSURANCE PARTNERS, L.P.,
            TJS PARTNERS, L.P., AND
            SNIG MANAGEMENT
                                              2,307,496          33,775                       22,935

(3)         TRANSFER RESTRICTIONS
            CHARTER AMENDMENT                 2,306,521          34,749                       22,935

(4)         REINCORPORATION OF THE
            COMPANY IN THE STATE OF
            DELAWARE                          2,283,153          61,492                       19,560

(5)         AMENDMENT OF BYLAWS TO
            INCREASE AUTHORIZED
            NUMBER OF DIRECTORS               2,361,580          40,718                       34,816

(6)         RATIFICATION TO THE
            APPOINTMENT OF KPMG PEAT
            MARWICK LLP AS
            INDEPENDENT AUDITORS              3,029,155           4,801                       16,750

ITEM 5.  OTHER INFORMATION

         SNIG announced on July 25, 1997 that it is investigating the possibility that errors contained in the historical financial statements of PRHC may have to be corrected in a filing with the Securities and Exchange Commission ("SEC"). SNIG has engaged its auditors, KPMG Peat Marwick LLP, to re-audit the financial statements of PRHC for the years ending December 31, 1996, 1995, and 1994. In SNIG's view, the financial statements provided to SNIG by PRHC's management and auditors prior to SNIG's April 11, 1997, acquisition of PRH used methods and assumptions that may not have been consistent with generally accepted accounting principles. The audited financial statements will be made public through a filing with the SEC as soon as possible, but the audit is not expected to be completed before mid-August. As a result of SNIG's examination of this issue and the time required to complete the audit, SNIG has not timely reported to the SEC pro forma financial information for the combined companies on Form 8-K, however, SNIG does not expect that the lack of a timely filing will have any material negative effect on the company in the future.

         The Company's shareholders approved the reincorporation of the Company in the State of Delaware at the meeting of shareholders held on April 8, 1997, and the reincorporation became effective on April 11, 1997.

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

10.2              Employment agreement, dated February 17, 1997, by and between Mr. Arnold J. Senter,
                  Executive Vice President and Chief Operating Officer of the Company, and the Company +

10.3              1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan***

10.4              1995 Stock Incentive Plan***

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

10.16             Credit Agreement between the Company and The Chase Manhattan Bank ("Chase") dated as of
                  November 12, 1996, (the "1996 Credit Agreement"), and all material exhibits thereto +

10.17             Amendment No. 1 to 1996 Credit Agreement dated as of April 11, 1997

10.18             Assumption Acknowledgment under the 1996 Credit Agreement dated as of April 11, 1997 among the Company, as a California corporation ("SNIG-California"), the Company and Chase

10.19             Agreement in Principle dated 29th of March 1994 by and between the Company and Centre, a
                  Bermuda Corporation, or one of its affiliates*

10.20             Limited Partnership Agreement of Superior National Capital, L.P. (Capital) with certificate of
                  Limited Partnership and Certificate of Exempted Partnership, all as filed on the 28th of June
                  1994, with the Registrar of Companies of Bermuda*

10.21             Preferred securities purchase agreement, dated 30th day of June 1994, by and between Capital,
                  Superior National Capital Holding Corporation, the Company and Centre Reinsurance Services
                  (Bermuda) III Limited*

10.22             Loan agreement, dated 30th of June 1994, whereby Capital agrees to loan $20,408,163 to the
                  Company*

10.23             Liability Assumption Agreement, dated 30th of June 1994, by and between the Company and
                  Capital*

10.24             Certificate dated 30th of June 1994, evidencing the issuance of 800,000 Preferred Securities of
                  Capital to Centre Re*

10.25             Note made by the Company in favor of Capital dated 30th of June 1994, in the aggregate principal amount of $20,408,163*

10.26             Purchase warrant, dated as of the 30th of June 1994, entitles Centreline Reinsurance Limited to purchase 2,317,426 shares of the Company's common stock*

10.27             Certificate of Limited Partnership of Superior National Capital, L.P.*

10.28             Warrant held by International Insurance Advisors, Inc. to purchase 6,097,130 shares at $1.00 per share dated March 31, 1992 and expiring April 1, 2002*

10.29             Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997, among the Company, Insurance Partners, L.P., Insurance Partners
                  Offshore (Bermuda), L.P., TJS Partners, L.P., and certain members of the Company's management*****

10.30             Registration Rights Agreement dated as of April 11, 1997 among the Company, Insurance
                  Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. +++

10.31             Letter Agreement dated November 25, 1996 among the Company and the shareholders and holders of warrants party thereto, relating to such warrants and certain registration rights+++

10.32             Credit Agreement dated as of April 11, 1997 (the "1997 Credit Agreement") among the
                  Company, SNTL Acquisition Corp., various lending institutions, and Chase+++

10.33             Pledge Agreement under the 1997 Credit Agreement dated as of April 11, 1997 among the
                  Pledgors therein and Chase+++

10.34             Assumption Acknowledgment under the 1997 Credit Agreement dated as of April 11, 1997 among SNTL Acquisition Corp., Superior Pacific Insurance Group,Inc. and Chase+++

10.35             SNIG Assumption Acknowledgment under the 1997 Credit Agreement dated as of April 11,
                  1997 among SNIG-California, the Company, and Chase+++

10.36             Agreement with Prime Advisors regarding investment Management Services provided to the
                  Company dated April 12, 1997+++

10.40             State of California Department of Insurance Amended Certificate of Authority*

10.41             The Pacific Rim Assurance Company 401(k) Plan (incorporated by reference from Exhibit 10.11 of Form S-1). (1)

10.42             Office Building Lease dated January 4, 1989 between the Company, Pacific Rim Assurance
                  Company and 16030 Associates for office space in Encino, California (incorporated by reference from Exhibit 10.16 of Form S-1). (1)

10.43             Sublease dated January 5, 1989 between Coastline Financial Corp. and Pacific Rim Assurance
                  Company for office space in Encino, California (incorporated by reference from Exhibit 10.17 of Form S-1). (1)

10.44             Office Building Lease dated September 30, 1998 between The Pacific Rim Assurance Company and The Austin Family Trust dated November 6, 1980 for office space in San Bernardino,
                  California (incorporated by reference from Exhibit 10.18 of Form S-1). (1)

10.45             Office Space Lease dated February 11, 1991 between Rancon Realty Fund V and The Pacific
                  Rim Assurance Company (incorporated by reference from Exhibit 10.24 of Form S-1). (1)

10.46             Office building lease dated January 21, 1992 between The Pacific Rim Assurance Company and
                  Trizec Warner, Inc. for office space in Woodland Hills, California, and related Guaranty of Pac
                  Rim Holding Corporation. (1)

10.47             Addendum No. 2 dated as of September 2, 1992 of Office Building Lease between The Pacific
                  Rim Assurance Company and Trizec Warner, Inc. (1)

10.48             Office Building Lease dated October 2, 1992, between The Pacific Rim Assurance Company and
                  Richard V. Gunner & George Andros, for office space in Fresno, California. (1)

10.49             Sublease dated February 3, 1994 between The Pacific Rim Assurance Company and the Federal
                  Emergency Management Agency, for office space in Woodland Hills, California. (1)

10.50             Sublease dated February 25, 1994 between The Pacific Rim Assurance Company and The
                  Money Store, for office space in Woodland Hills, California. (1)

10.51             Lease Amendment #1, dated April 1, 1993, to the Office Property Lease between Rancon Realty
                  Fund V, and The Pacific Rim Assurance Company. (1)

10.52             Sublease dated May 1, 1994 between The Pacific Rim Assurance Company and Group Data
                  Services, Incorporated. (1)

10.53             Office lease between L.A.X. Business Center, and Pac Rim Holding Corporation dated June 1,
                  1995. (1)

10.54             Certificate of Authority from Department of Insurance, State of Arizona to transact the business of Casualty With Workers' Compensation Insurance. (1)

10.55             Certificate of Authority from Department of Insurance, State of Texas to transact the business of casualty with workers' compensation insurance. (1)

10.56             Sublease dated August 15, 1995 between The Pacific Rim Assurance Company and the General
                  Services Administration. (1)

10.57             Sales, License and Service Agreement dated November 14, 1995 between Macess Corporation and The Pacific Rim Assurance Company for equipment purchases, software license and professional prepaid support and software maintenance. (1)

10.58             Master Equipment Lease dated November 15, 1995 between General Electric Capital Computer
                  Leasing Corporation and The Pacific Rim Assurance Company for the lease of computer equipment and software. (1)

10.59             Certificate of Authority from the State of Georgia Office of Commissioner of Insurance, to
                  transact the business of Property and Casualty (including Workers' Compensation). (1)

10.60             Producer agreement between Regional Benefits Insurance Services, a subsidiary of Superior
                  Pacific Casualty Company, and Hull & Co., Inc., dated May 15, 1996. (2)

10.61             Producer agreement between Regional Benefits Insurance Services, and Gulf Atlantic
                  Management Group, Inc., dated May 15, 1996. (2)

10.62             Office lease between Gulf Atlantic Investment Group, Inc. and Regional Benefits Insurance
                  Services, Inc., dated May 20, 1996. (2)

10.63             Employment Agreement between Pac Rim Holding Corporation and Stanley Braun, dated April
                  15, 1994, as amended March 27, 1995, and March 30, 1996. (3)

10.64             Third Amendment to Employment Agreement between Pac Rim Holding Corporation and
                  Stanley Braun, dated as of April 10, 1997, (filed herewith)

27                Financial Data Schedule.


* Previously filed as an exhibit to SNIG's Registration Statement on Form 10, as filed with the Securities and Exchange Commission ("SEC") on May 1, 1995 (File No. 0-25984).

** Previously filed as an exhibit to Amendment No. 2 to SNIG's Registration Statement on Form 10/A, as filed with the SEC on November 1, 1995 (File No. 0-25984).

*** Previously filed as an exhibit to SNIG's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the SEC on March 29, 1996.

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

+++ Previously filed as an exhibit to SNIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the SEC on May 15, 1997

(1) Incorporated by reference from the Exhibits to the Annual Report on Form 10-K of Pac Rim Holding Corporation for the year ended December 31, 1995.

(2) Previously filed with the Quarterly Report on Form 10-Q of Pac Rim Holding Corporation, for the quarter ended June 30, 1996.

(3) Previously filed as Exhibit K to Annex C of SNIG's Proxy Statement dated March 10, 1997.

         (b)      Reports on Form 8-K:

                  The Company filed a report on Form 8-K on April 24, 1997 related to the acquisition of Pac Rim Holding Corporation and the Company's reincorporation in Delaware.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1997             SUPERIOR NATIONAL INSURANCE GROUP, INC.




                                            By /s/ J. Chris Seaman
                                            -----------------------------
                                   Name:    J. Chris Seaman
                                   Title:   Executive Vice President and
                                            Chief Financial Officer