Form 10-Q
period 1997-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1997-11-13
CIK 810463

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

  (MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO
                         COMMISSION FILE NUMBER 0-25984
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ ]  No [X]

     Number of shares of Common Stock, $.01 par value per share, outstanding as of close of business on November 7, 1997: 5,859,269 shares.
================================================================================

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q




  Part I. Financial Information                                                         PAGE
                                                                                        ----
  Item 1. Financial Statements
     Condensed consolidated balance sheets as of September 30, 1997 (unaudited) and
       December 31, 1996..............................................................    1
     Condensed consolidated statements of operations for the three and nine months
      ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited).........    2
     Condensed consolidated statement of changes in stockholders' equity for the nine
      months ended September 30, 1997 (unaudited).....................................    3
     Condensed consolidated statements of cash flows for the nine months ended
      September 30, 1997 (unaudited) and September 30, 1996 (unaudited)...............    4
     Notes to condensed consolidated financial statements (unaudited).................    5
  Item 2. Management's Discussion and Analysis of Consolidated Financial Condition
            and Results of Operations.................................................    8

PART II. OTHER INFORMATION
  Item 5. Other Information...........................................................   15
  Item 6. Exhibits and Reports on Form 8-K............................................   16
SIGNATURE.............................................................................   17

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1997              1996
                                                                             -------------     ------------
                                                                              (UNAUDITED)          (*)
Investments:
  Bonds and notes:
    Available-for-sale, at market (cost: 1997, $203,354; 1996, $46,549)....    $ 204,732         $ 46,330
    Equity securities, at market (cost: 1997, $686; 1996, $1,199)..........          849            1,173
    Cash and short-term instruments (Restricted cash: 1997, $476; 1996,
     $297).................................................................       33,223          100,487
    Restricted investment..................................................           --            1,450
                                                                                --------         --------
         Total Investments.................................................      238,804          149,440
    Reinsurance receivable.................................................       54,887           25,274
    Premiums receivable (less allowance for doubtful accounts: 1997,
     $3,604; 1996, $300)...................................................       23,232            9,390
    Earned but unbilled premiums receivable................................        9,123            5,251
    Deferred policy acquisition costs......................................        5,834            3,042
    Deferred income taxes..................................................       13,097            9,520
    Funds held by reinsurer................................................        3,815            1,948
    Receivable from reinsurer..............................................           --           93,266
    Goodwill...............................................................       25,766               --
    Prepaid and other......................................................       22,634            9,438
                                                                                --------         --------
         Total Assets......................................................    $ 397,192         $306,569
                                                                                ========         ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Claims and claim adjustment expenses...................................      222,625          115,529
    Unearned premiums......................................................       14,988            9,702
    Reinsurance Payable....................................................        9,833              874
    Long-term debt.........................................................       42,366           98,961
    Accounts payable and other liabilities.................................       24,904           12,741
                                                                                --------         --------
         Total Liabilities.................................................      314,716          237,807
    Preferred securities issued by affiliate; authorized 1,100,000 shares;
     issued and outstanding 1,062,920 shares in 1997, and 1,013,753 shares
     in 1996...............................................................       25,672           23,571
Stockholders' Equity:
Common stock, $0.01 par value; authorized 25,000,000 shares; issued and
  outstanding 5,837,173 shares in 1997 and 3,446,492 shares in 1996........           58               --
  Paid-in capital excess of par............................................       34,070           16,022
Paid in capital -- warrants................................................        2,206            2,206
Unrealized gain on equity securities, net of taxes.........................          108              (17)
Unrealized gain (loss) on available-for-sale investments, net of income
  taxes....................................................................          879             (145)
Retained earnings..........................................................       19,483           27,125
                                                                                --------         --------
         Total Stockholders' Equity........................................       56,804           45,191
                                                                                --------         --------
         Total Liabilities and Stockholders' Equity........................    $ 397,192         $306,569
                                                                                ========         ========

---------------

* Derived from audited financial statements

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS
                                                                 ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                           -----------------   ------------------
                                                            1997      1996       1997      1996
                                                           -------   -------   --------   -------
Revenues:
  Premiums written, net of reinsurance ceded.............  $32,890   $23,337   $ 96,596   $66,133
  Net change in unearned premiums........................    1,870      (330)     2,552       (93)
                                                           -------   -------   --------   -------
  Net premiums earned....................................   34,760    23,007     99,148    66,040
  Net investment income..................................    3,723     2,129      9,244     6,394
                                                           -------   -------   --------   -------
          Total Revenues.................................   38,483    25,136    108,392    72,434
Expenses:
  Claims and claim adjustment expenses, net of
     reinsurance recoveries..............................   21,316    14,201     66,311    36,801
  Commissions, net of reinsurance commissions............    2,773     2,607      9,661     7,865
  Policyholder dividends.................................       --      (715)        --    (2,121)
  Interest expense.......................................    1,158     2,126      5,302     6,922
  General and administrative expenses
     Underwriting........................................    7,140     5,304     18,101    18,681
     Other...............................................      296       173        817      (216)
     Goodwill............................................      340        --        477        --
                                                           -------   -------   --------   -------
          Total Expenses.................................   33,023    23,696    100,669    67,932
                                                           -------   -------   --------   -------
Income before income taxes and preferred securities
  dividends and accretion, and extraordinary items.......    5,460     1,440      7,723     4,502
Income tax expense.......................................    2,052       300      2,821     1,348
                                                           -------   -------   --------   -------
Income before preferred securities dividends and
  accretion, and extraordinary items.....................    3,408     1,140      4,902     3,154
  Preferred securities dividends and accretion, net of
     income taxes........................................     (480)     (428)    (1,387)   (1,238)
  Extraordinary loss on redemption of Pac Rim's
     debentures, net of income tax benefit of $327.......     (635)       --       (635)       --
  Extraordinary loss on early retirement of Imperial Bank
     loan, net of income tax benefit of $83..............     (161)       --       (161)       --
  Extraordinary loss on retirement of long-term debt, net
     of income tax benefit of $5,338.....................       --        --    (10,361)       --
                                                           -------   -------   --------   -------
          Net (loss) Income..............................  $ 2,132   $   712   $ (7,642)  $ 1,916
                                                           =======   =======   ========   =======
Earnings per common and dilutive common equivalent
  shares:
Income before preferred securities dividends accretion,
  and extraordinary items................................  $  0.44   $  0.23   $   0.97   $  0.64
  Preferred securities dividends and accretion...........    (0.06)    (0.08)     (0.28)    (0.23)
  Extraordinary loss on redemption of Pac Rim's
     debentures, net of income tax benefit...............    (0.08)       --      (0.12)       --
  Extraordinary loss on early retirement of Imperial Bank
     loan, net of income tax benefit.....................    (0.02)       --      (0.03)       --
  Extraordinary loss on retirement of long-term debt, net
     of income tax benefit...............................       --        --      (2.06)       --
                                                           -------   -------   --------   -------
          Net (loss) Income..............................  $  0.28   $  0.15   $  (1.52)  $  0.41
                                                           =======   =======   ========   =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        COMMON STOCK
                               ------------------------------   UNREALIZED   NET UNREALIZED
                                                      PAID-IN      GAIN       GAIN (LOSS)
                                                      CAPITAL     (LOSS)     ON AVAILABLE-    PAID IN                   TOTAL
                                SHARES     $.01 PAR   EXCESS    ON EQUITY       FOR-SALE      CAPITAL-   RETAINED   SHAREHOLDERS'
                                ISSUED      VALUE     OF PAR    SECURITIES    INVESTMENTS     WARRANTS   EARNINGS      EQUITY
                               ---------   --------   -------   ----------   --------------   --------   --------   -------------
Balance at December 31,
  1996.......................  3,446,492       --     $16,022      $(17)         $ (145)       $2,206    $ 27,125      $45,191
Net loss.....................         --       --          --        --              --            --      (7,642)      (7,642)
Change in unrealized gain on
  equity Securities..........         --       --          --       125              --            --          --          125
Change in unrealized gain
  (loss) on investments, net
  of taxes...................         --       --          --        --           1,024            --          --        1,024
Common stock issued..........  2,390,681       58      18,048        --              --            --          --       18,106
                               ---------      ---     -------      ----          ------        ------     -------      -------
Balance at September 30,
  1997.......................  5,837,173     $ 58     $34,070      $108          $  879        $2,206    $ 19,483      $56,804
                               =========      ===     =======      ====          ======        ======     =======      =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                              ----------------------
                                                                                                1997          1996
                                                                                              ---------     --------
Cash flows from operating activities:
  Net (loss) income.........................................................................  $  (7,642)    $  1,916
                                                                                              ---------     --------
  Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Amortization of bonds and preferred stock...............................................     (1,004)        (705)
    Loss (gain) on sale of investments......................................................         95          (33)
    Gain on sale of Centre Re Investments...................................................         --       (2,261)
    Amortization of Goodwill................................................................        477           --
    Extraordinary Loss -- retirement of long-term debt......................................     11,157           --
    Interest expense on long-term debt......................................................      4,225           --
    Preferred securities dividends and accretion............................................      1,387        1,876
    Increase in reinsurance receivable......................................................    (25,593)      (1,292)
    (Increase) decrease in premiums receivables.............................................       (716)       1,009
    Decrease (increase) in earned but unbilled premiums receivable..........................        270       (1,656)
    (Increase) decrease in accrued investment income........................................       (637)         339
    Increase in deferred policy acquisition costs...........................................     (2,792)        (340)
    Decrease in deferred income taxes.......................................................      2,821          706
    Increase in funds held by reinsurer.....................................................     (1,867)        (413)
    (Increase) decrease in prepaid reinsurance premiums.....................................     (5,278)         498
    Increase in other assets................................................................     (1,411)        (855)
    Decrease in claims and claim adjustment expense reserves................................       (979)     (25,268)
    Decrease in unearned premium reserves...................................................     (1,573)        (404)
    Increase in reinsurance payable.........................................................      8,959          122
    Decrease in policyholder dividends payable..............................................         --       (3,577)
    (Decrease) increase in accounts payable and other liabilities...........................     (6,354)       8,659
                                                                                              ---------     --------
        Total adjustments...................................................................    (18,813)     (23,595)
                                                                                              ---------     --------
        Net cash used in operating activities...............................................    (26,455)     (21,679)
                                                                                              ---------     --------
Cash flows from financing activities:
  Paid-in-capital -- restricted stock.......................................................        106           13
  Proceeds from issuance of common stock....................................................     18,000           --
  Long-term debt -- Chase Manhattan Bank....................................................     41,257           --
  Retirement of long-term debt -- Imperial Bank.............................................     (7,250)        (900)
  Prepayment penalty on early retirement of long-term debt..................................       (244)          --
  Funding of discontinued operations........................................................     (3,225)          --
  Proceeds from repurchase transaction......................................................         --        3,596
                                                                                              ---------     --------
        Net cash provided by financing activities...........................................     48,644        2,709
                                                                                              ---------     --------
Cash flows from investing activities:
  Purchases of bonds and notes:
    Investments available-for-sale..........................................................   (149,275)     (29,119)
    Investment funds withheld from reinsurers...............................................         --      (71,061)
  Purchase of equity security...............................................................       (145)          --
  Acquisition of Pac Rim....................................................................    (44,016)          --
  Sales of bonds and notes; Investments available-for-sale..................................     37,906       22,414
  Maturities of bonds and notes: Investments available-for-sale.............................      8,771       12,286
  Sales and maturities of bonds and notes held to maturity:
    Funds withheld from reinsurers..........................................................         --      110,098
  Sale of equity security...................................................................        517           --
  Net decrease in invested cash.............................................................     55,339        7,931
  Net increase in invested cash for funds withheld from reinsurers..........................         --         (451)
                                                                                              ---------     --------
    Net cash (used in) provided by investing activities.....................................    (90,903)      52,098
                                                                                              ---------     --------
    Net (decrease) increase in cash.........................................................    (68,714)      33,128
                                                                                              ---------     --------
Cash and invested cash at beginning of period...............................................    101,937        2,952
                                                                                              ---------     --------
Cash and invested cash at end of period.....................................................  $  33,223     $ 36,080
                                                                                              =========     ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................................................  $       4     $      4
                                                                                              =========     ========
Cash paid during the year for interest......................................................  $   1,124     $    488
                                                                                              =========     ========

            See Notes to Condensed Consolidated Financial Statements

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1997 presentation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  A.2  Acquisition of Pac Rim Holding Corporation

     On April 11, 1997, the Company completed its acquisition of Pac Rim Holding Corporation ("PRHC") and its wholly-owned subsidiary, The Pacific Rim Assurance Company, for total consideration of approximately $42 million in cash. The consideration paid by SNIG resulted in payment of approximately $20 million ($2.105 per share) to PRHC's common stockholders; $20 million to PRHC's debenture holders; and the remainder to PRHC's warrant and option holders. The Pacific Rim Assurance Company was renamed Superior Pacific Casualty Company upon its acquisition by the Company. SNIG financed the acquisition with the issuance and sale in a private transaction, of approximately $18.0 million in common stock, (2,390,438 shares) to a group of investors including Insurance Partners, L.P., TJS Partners, L.P., and SNIG management and the incurrence of a $44 million term loan by a bank syndicate led by The Chase Manhattan Bank ("Chase"). Approximately $6.6 million of the loan proceeds was used to prepay SNIG's previously outstanding long-term debt, and approximately $10 million was contributed by SNIG to the capital of SPCC.

     The Company accounted for the acquisition of PRHC as a purchase, and accordingly, assets and liabilities of PRHC were adjusted to their fair value at the time of the purchase. As of September 30, 1997, the Company had recorded $25.8 million in goodwill, the excess of purchase price over amounts assigned to identifiable assets acquired less liabilities assumed.

     In connection with the Company's SEC reporting obligations the Company has prepared pro forma financial information. The following is a comparison, between the actual and pro forma information presented. The following pro forma amounts are presented as if the acquisition of PRHC by SNIG had occurred as of the beginning of each period presented.

                                                                               PRO FORMA
                                                             ----------------------------------------------
                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,   DECEMBER 31,
                                              1997(1)           1997(2)           1997(3)        1996(4)
                                           -------------     -------------     -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...........................    $ 108,392         $ 128,609         $ 129,348      $  187,732
Net income (loss) from continuing
  operations.............................    $   4,902         $   8,376         $ (13,182)     $  (20,417)
Net loss.................................    $  (7,642)        $  (9,666)        $ (25,726)     $  (22,880)
Earnings (loss) per common share from
  continuing operations..................    $    0.97         $    1.43         $   (2.26)     $    (2.65)
Loss per common share....................    $   (1.52)        $   (1.66)        $   (4.41)     $    (2.97)
Weighted average shares outstanding......    5,040,360         5,837,173         5,837,173       7,706,108

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

---------------

(1) Represents the results of operations of the Company for the nine months ended September 30, 1997. The acquired Company's results are incorporated in the Company's results for periods after April 1, 1997. Balances reflect all purchase accounting adjustments known to date.

(2) Represents the pro forma combined balances of SNIG and PRHC at September 30, 1997 adjusted for purchase accounting; the restatement of PRHC's December 31, 1996 audited financial statements; and the expected savings from management's implementation of its integration plan for PRHC.

(3) Represents the pro forma combined balances of SNIG and PRHC as if the transaction had occurred on January 1, 1997. The balances have been adjusted for the results of PRHC's first quarter results; purchase accounting and the restatement of PRHC's December 31, 1996 audited financial statements as filed in Form 8-K/A dated September 5, 1997.

(4) Represents the pro forma combined balances of SNIG and PRHC as if the transaction had occurred on January 1, 1996. The balances have been adjusted for purchase accounting adjustments and the restatement of PRHC's December 31, 1996 audited financial statements as filed in Form 8-K/A dated September 5, 1997.

  A.3  Earnings Per Share ("EPS")

     Earnings per common and dilutive common equivalent shares for the three and nine months ended September 30, 1997, and 1996, are based on the average number of common shares outstanding during each period and the number of common shares that would be outstanding if all outstanding stock options and warrants were exercised. While the assumed conversion of common stock equivalents, such as stock options and warrants, generally has a dilutive effect on EPS, if the assumed conversion of all common stock equivalents is antidilutive to the EPS calculation, then such common stock equivalents are excluded from EPS amounts. The number of shares used in the EPS calculations are 7,692,289 and 5,040,360 shares for the three and nine months ended September 30, 1997, respectively, and 5,316,873 shares for the three and nine months ended September 30, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard presentation No. 128, and "Earnings per Share" ("SFAS 128"), which establishes the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for fiscal periods ending after December 15, 1997. The effects of SFAS 128 on the Company's earnings per share calculation is not expected to be materially different from that historically presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has not determined the impact of SFAS No. 130.

     Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for periods ending after

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

December 15, 1997, including interim periods. The Company has not determined the impact of SFAS No. 131.

  A.4  Claim and Claim Adjustment Expense Reserves

     The liability for unpaid claim and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverables. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that reserves at any given date are adequate to meet SNIG's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

NOTE B. FINANCING AGREEMENT

     On June 30, 1997, the Company prepaid approximately $88.6 million of long-term debt outstanding to Chase. The prepayment was accomplished by transferring reinsurance receivables due from Centre Reinsurance Limited ("Centre Re") to Chase in exchange for the cancellation of the debt. As a result of the cancellation of the reinsurance treaty with Centre Re, SNIG recognized an extraordinary net-of-tax loss of approximately $10.4 million on debt prepayment in the second quarter of 1997.

NOTE C. DEBT AGREEMENT

     Upon the close of the PRHC acquisition on April 11, 1997, the Company obtained a term loan in the amount of $44 million. The loan is collateralized by the stock of the Company's intermediate holding company Superior Pacific Insurance Group, Inc. ("SPIG") and certain of SPIG's subsidiaries. The Company used the proceeds of the term loan for the acquisition and related expenses, a capital contribution to SPCC, and to prepay existing indebtedness. The loan is due six years from April 11, 1997. Principal payments are due semi-annually in eleven consecutive installments of $3.65 million commencing October 11, 1997, with a final installment of $3.85 million. The interest rate on the debt is a LIBOR-based variable rate that will not exceed Chase's prime commercial lending rate unless default interest becomes due.

NOTE D. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claims and claim adjustment expenses were $15.6 million at September 30, 1997, which was consistent with management's expectations. Offsetting these liabilities are $14.0 million of deferred tax assets and $1.6 million of investments available for the payment for these liabilities.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References to "SNIG" and "the Company" in this quarterly report include the results of operations of the newly acquired subsidiary Superior Pacific Casualty Company ("SPCC"), formerly known as The Pacific Rim Assurance Company for the period beginning April 1, 1997.

     This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, inherent uncertainties related to the effect of the acquisition of Pac Rim Holding Corporation ("PRHC") and its subsidiary SPCC, the Company's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $3.5 million or $0.46 per share in the three month period ended September 30, 1997, versus an underwriting profit of $1.6 million or $0.30 per share in the corresponding period in the prior year, and an underwriting profit of $5.1 million or $1.01 per share for the nine month period ended September 30, 1997, versus an underwriting profit of $4.8 million or $0.91 per share in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition. During the three months ended September 30, 1997 the Company realized net income of $2.1 million or $0.28 per share as compared to $0.7 million or $0.15 per share for the three months ended September 30, 1996. The primary reason for the increase in net income was the increase in investment income, resulting from the increase in invested assets. When extraordinary items are taken into account, the Company incurred a net loss of $7.6 million or $1.52 per share for the nine month period ended September 30, 1997, versus income of $1.9 million or $0.41 per share in the corresponding period of the prior year, due primarily to an extraordinary charge of $10.4 million, net of taxes, related to the early retirement of long-term debt in the second quarter of 1997.

     The Company acquired PRHC for approximately $42 million on April 11, 1997, and thereupon SPCC became a subsidiary of the Company. The acquisition was accounted for as a purchase. Total assets, including goodwill, increased to $397.2 million at September 30, 1997, from $306.6 million at December 31, 1996, primarily as a result of the acquisition. As of September 30, 1997, the Company had recorded $25.8 million in goodwill, the excess of purchase price over amounts assigned to identifiable assets acquired less liabilities assumed.

     The previously announced audit by the Company's independent auditors of the financial statements of PRHC for the fiscal years ended December 31, 1996, 1995, and 1994 was completed August 28, 1997. See "Item 6(b) -- Reports on Form 8K."

GENERAL FINANCIAL CONDITION

     Total assets increased $169.1 million or 74.1% to $397.2 million at September 30, 1997, as compared to the same period in 1996. The increase was due to approximately $189.3 million in assets recorded related to the acquisition of PRHC, which was partially offset by a reduction of approximately $91.6 million in receivables due from reinsurers, that were transferred to Chase in exchange for cancellation of debt.

     Total liabilities increased $154.6 million or 96.6% to $314.7 million at September 30, 1997, as compared to the same period in 1996. The increase was due to approximately $171.2 million in liabilities recorded related to the acquisition of PRHC, which was partially offset by the early extinguishment of the $90 million Chase loan and $6.6 million Imperial Bank debt.

     Total equity increased $11.7 million or 25.9% to $56.8 million at September 30, 1997, as compared to the same period in 1996. Approximately $18 million in additional capital was related to the April 11, 1997, private stock issuance and sale. This increase was partially offset by expenditures and increases in claims reserves associated with the acquisition of PRHC and the $10.4 million extraordinary loss recognized in conjunction with the early extinguishment of long-term debt.

RESULTS OF OPERATIONS

     The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Certain prior period amounts have been reclassified to conform to the current period presentation.

     Selected financial data as reported for the three months ended September 30, 1997 and 1996 are presented below.

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
                                                                     1997          1996
                                                                   ---------     ---------
                                                                   (DOLLARS IN THOUSANDS)
     Gross premiums written....................................    $  43,121     $  26,033
     Net premiums written......................................    $  32,890     $  23,337
     Net premiums earned.......................................    $  34,760     $  23,007
     Less:
       Claim and claim adjustment expenses, net of
          reinsurance..........................................      (21,316)      (14,201)
       Underwriting and general and administrative expenses....       (9,913)       (7,911)
       Policyholder dividends..................................           --           715
                                                                   ---------     ---------
     Underwriting profit.......................................        3,531         1,610
     Net investment income (excluding capital gains and
       losses).................................................        3,696         2,117
     Net investment gains......................................           27            12
     Interest expense..........................................       (1,158)       (2,126)
     Other income (expense), net...............................         (296)         (173)
     Goodwill amortization.....................................         (340)           --
                                                                   ---------     ---------
     Income from continuing operations -- pre-tax..............        5,460         1,440
     Income tax expense........................................        2,052           300
                                                                   ---------     ---------
     Income before preferred securities dividends, accretion
       and extraordinary items.................................        3,408         1,140
     Preferred securities dividends and accretion, net of
       taxes...................................................         (480)         (428)
     Extraordinary loss on retirement of long-term debt, net of
       taxes...................................................         (796)           --
                                                                   ---------     ---------
               Net Income......................................    $   2,132     $     712
                                                                   =========     =========
     PER SHARE:
     Underwriting Profit.......................................    $    0.46     $    0.30
     Net Income................................................    $    0.28     $    0.15
     Total shares used in Per Share calculations...............    7,692,289     5,316,873
     UNDERWRITING RATIOS (GAAP BASIS):
     Net claims and claim adjustment expense ratio.............        61.3%         61.7%
     Underwriting expense ratio................................        28.5%         34.4%
     Policyholder dividends ratio..............................           --         (3.1%)
                                                                   ---------     ---------
     Combined ratio............................................        89.8%         93.0%
                                                                   =========     =========

     Gross premiums written increased $17.1 million or 65.6% to $43.1 million in the third quarter of 1997 as compared to the same period in 1996. Substantially all of this increase can be attributed to the addition of business written by SPCC. Net premiums written increased $9.6 million or 40.9% to $32.9 million in the third quarter of 1997 as compared to the same period in 1996, reflecting the increase in gross premiums written. Net premiums earned increased $11.8 million or 51.1% to $34.8 million in the third quarter of 1997 as compared to the same period in 1996, reflecting the increase in net premiums written.

     Net claim and claim adjustment expenses increased $7.1 million or 50.1% to $21.3 million in the third quarter of 1997 as compared to the same period in 1996, $1.4 million of which resulted from the addition of business written by SPCC. The remaining $5.7 million increase was due to the return of results in 1997 to historical averages and to unfavorable development in the 1995 accident year. The net claim and claim adjustment expense ratio slightly decreased to 61.3% in the third quarter of 1997 from 61.7% in the same period of 1996. Although the Company has been experiencing a reduction in the frequency of claims, at the same time there may be an increase in claims severity for injuries sustained in 1995 and thereafter. Management currently intends to address this potential trend with the planned severity management program, which is intended to reduce the Company's average ultimate claim and claim adjustment expense per claim for 1995 and subsequent dates of injury. See "Item 5 -- Other Information."

     Underwriting and general and administrative expenses, excluding policyholder dividends, increased $2.0 million or 25.3% to $9.9 million in the third quarter of 1997, as compared to the same period in 1996. Net commission expense increased $.2 million or 6.4% to $2.8 million in the third quarter of 1997, as compared to the same period in 1996. The increase in net commission expense is due to an increase in premiums. Net underwriting and general and administrative expenses increased 35% to $7.1 million in the third quarter of 1997 from $5.3 million in the same period of 1996. The Company's underwriting expense ratio decreased 17.2% to 28.5% for the third quarter of 1997 from 34.4% for the same period in 1996, due primarily to a reduction in commission expense relative to the related premium level. Commission expense decreased relative to premium levels due to an increase in ceding commissions received

     No policyholder dividends were paid during the third quarter of 1997, as compared to the payment of $0.8 million of such dividends during the same period in 1996. Prior to the elimination of required minimum rates in California ("open rating"), policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by the Company, and dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of policyholder dividends, SNIC's management declared a moratorium on the payment of policyholder dividends for California policies. In December 1996, the Company discontinued policyholder dividend payments.

     The Company recorded an underwriting profit from continuing operations of $3.5 million in the third quarter of 1997, versus $1.6 million for the same period in 1996. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition, coupled with a decrease in related expenses relative to the premium level.

     Net investment income, excluding realized investment gains/losses, increased $1.6 million or 74.6% to $3.7 million in the third quarter of 1997 compared to the same period in 1996. The improvement is due to the increase in assets available for investment resulting from the SPCC acquisition. Excluding SPCC, net investment income decreased $0.3 million or 13% to $1.8 million in the third quarter of 1997 as compared to the same period in 1996. This 13% decrease was due to a decline in the average amount of invested assets by $21.9 million or 14.4% to $130.3 million in the third quarter of 1997 as compared to the same period in 1996. Essentially no realized investment gains or losses were recorded in the quarters ended September 30, 1997 and 1996.

     Interest expense decreased $1.0 million or 45.5% to $1.2 million in the third quarter of 1997 as compared to the same period in 1996, due primarily to the elimination of the funds withheld balance and the retirement of approximately $6.6 million in outstanding debt, offset by the Company's incurrence of a $44.0 million term loan in connection with its acquisition of Pac Rim.

     Selected financial data as reported for the nine months ended September 30, 1997 and 1996 are presented below.

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1997           1996
                                                                  ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
    Gross premiums written....................................    $  114,211     $   74,192
    Net premiums written......................................    $   96,596     $   66,133
    Net premiums earned.......................................    $   99,148     $   66,040
    Less:
      Claim and claim adjustment expenses, net of
         reinsurance..........................................       (66,311)       (36,801)
      Underwriting and general and administrative expenses....       (27,762)       (26,546)
      Policyholder dividends..................................            --          2,121
                                                                   ---------      ---------
    Underwriting profit.......................................         5,075          4,814
    Net investment income (excluding capital gains and
      losses).................................................         9,198          6,361
    Net investment gains (losses).............................            46             33
    Interest expense..........................................        (5,302)        (6,922)
    Other income (expense), net...............................         (817)            216
    Goodwill amortization.....................................          (477)            --
                                                                   ---------      ---------
    Income from continuing operations -- pre-tax..............         7,723          4,502
    Income tax expense........................................         2,821          1,348
                                                                   ---------      ---------
    Income before preferred securities dividends and accretion
      and extraordinary items.................................         4,902          3,154
    Preferred securities dividends and accretion, net of
      taxes...................................................        (1,387)        (1,238)
    Extraordinary loss on retirement of long-term debt, net of
      taxes...................................................       (11,157)            --
                                                                   ---------      ---------
    Net (Loss) Income.........................................    $   (7,642)    $    1,916
                                                                   =========      =========
    PER SHARE:
    Underwriting Profit.......................................    $     1.01     $     0.91
    Net Income (Loss).........................................    $    (1.52)    $     0.41
    Total shares used in Per Share calculations...............     5,040,360      5,316,873
    UNDERWRITING RATIOS (GAAP BASIS):
    Net claims and claim adjustment expense ratio.............          66.9%          55.7%
    Underwriting expense ratio................................          28.0%          40.2%
    Policyholder dividends ratio..............................            --           (3.2%)
                                                                   ---------      ---------
    Combined ratio............................................          94.9%          92.7%
                                                                   =========      =========

     Gross premiums written increased $40.0 million or 53.9% to $114.2 million in the first nine months of 1997 as compared to the same period in 1996. Substantially all of this increase can be attributed to the addition of business written by SPCC. Net premiums written increased $30.5 million or 46.1% to $96.6 million in the first nine months of 1997 as compared to the same period in 1996, reflecting the increase in gross premiums written. Net premiums earned increased $33.1 million or 50.1% to $99.1 million in the first nine months of 1997 as compared to the same period in 1996, reflecting the increase in net premiums written.

     Net claims and claim adjustment expenses increased $29.5 million or 80.2% to $66.3 million in the first nine months of 1997 as compared to the same period in 1996, $19.9 million or 67.5% of which resulted from business written by SPCC. The net claims and claim adjustment expense ratio increased to 66.9% in the first nine months of 1997 from 55.7% in the same period of 1996, due primarily to business written by SPCC. Excluding SPCC, SNIC's net claim and claim adjustment expense ratio increased to 68.3% in the first nine months of 1997 from 55.7% in the same period of 1996, due to the return of results in 1997 to historical averages and to unfavorable development in the 1995 accident year. Although the Company has been experiencing a reduction in the frequency of claims, at the same time there may be an increase in claims severity for injuries sustained in 1995 and thereafter. Management currently intends to address this potential trend with the planned severity management program, which is intended to reduce the Company's average ultimate claim and claim adjustment expense per claim for 1995 and subsequent dates of injury. See "Item 5 -- Other Information."

     Underwriting expenses, excluding policyholder dividends, increased $1.2 million or 4.6% to $27.8 million in the first nine months of 1997 as compared to the same period in 1996. Net commission expense increased $1.8 million or 22.8% to $9.7 million in the first nine months of 1997 from the same period in 1996. Excluding the one-time expense of $5.3 million for the cancellation of a reinsurance contract recorded during the second quarter of 1996, underwriting expenses increased $6.5 million or 31.0% to $27.8 million in the first nine months of 1997 as compared to the same period in 1996 as a result of the SPCC acquisition. The Company's expense ratio decreased to 28.0% for the nine months ended September 30, 1997 from 37.0% for the same period in 1996, due primarily to the previously mentioned one-time $5.3 million expense. Excluding SPCC, the Company's expense ratio decreased to 37.3% for the first nine months of 1997 from 37.0% for the same period during 1996.

     No policyholder dividends were paid during the first nine months of 1997 as compared to the payment of $1.3 million of such dividends during the same period in 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by the Company. Dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies. As a result of consumers' preference for the lowest net price at the policy's inception under open rating, dividends are no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of policyholder dividends, SNIC's management declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, the Company discontinued policyholder dividend payments.

     The Company recorded an underwriting profit from continuing operations of $5.1 million for the nine months ended September 30, 1997, versus $4.8 million for the same period in 1996. The increase in underwriting profit from continuing operations was primarily the result of a decrease in underwriting expenses relative to the related premiums. When extraordinary items are taken into account, the Company incurred a net loss of $7.6 million or $1.52 per share for the nine month-period ended September 30, 1997, versus income of $1.9 million or $0.41 per share in the corresponding period of the prior year, due primarily to an extraordinary charge of $10.4 million, net of taxes related to the early retirement of long-term debt in the second quarter of 1997.

     Net investment income, excluding investment gains/losses, increased $2.8 million or 44.6% to $9.2 million in the first nine months of 1997 as compared to the same period in 1996 as a result of the acquisition of SPCC. Excluding SPCC, net investment income decreased 8.5% or $0.5 million in the first nine months of 1997 as compared to the same period in 1996. This 8.5% decrease was due to a decline in the average amount of invested assets by $19.8 million or 12.6% to $137.7 million in the nine months of 1997 as compared to the same period in 1996. Essentially no realized investment gains or losses were recorded for the nine months ended September 30, 1997 and 1996.

     Interest expense decreased $1.6 million or 23.4% to $5.3 million for the first nine months of 1997 as compared to the same period in 1996, due primarily to the elimination of funds withheld balance and the retirement of approximately $6.6 million in outstanding debt, partially offset by the Company's incurrence of a $44.0 million term loan in connection with its acquisition of Pac Rim.

     A summary of net investment income, excluding capital gains (losses), for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                                       THREE MONTHS         NINE MONTHS
                                                      ENDED SEPTEMBER     ENDED SEPTEMBER
                                                            30,                 30,
                                                      ---------------     ---------------
                                                       1997     1996       1997     1996
                                                      ------   ------     ------   ------
                                                            (DOLLARS IN THOUSANDS)
        Interest on bonds and notes.................  $3,234   $1,909     $6,032   $6,060
        Interest on invested cash...................     662      324      3,714      656
                                                      ------   ------     ------   ------
        Total investment income.....................   3,896    2,233      9,746    6,716
        Capital gains...............................      27       12         46       33
        Investment expense..........................     200      116        548      355
                                                      ------   ------     ------   ------
        Net investment income.......................  $3,723   $2,129     $9,244   $6,394
                                                      ======   ======     ======   ======

     The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                                SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                -------------------     ------------------
                                                CARRYING    MARKET      CARRYING   MARKET
                 AVAILABLE FOR SALE:             VALUE      VALUE        VALUE      VALUE
        --------------------------------------  --------   --------     --------   -------
        U.S. Government Agencies and
          Authorities.........................  $ 49,823   $ 49,823     $ 22,484   $22,484
        Collateralized Mortgage Obligations...    48,189     48,189       12,855    12,855
        Corporate Instruments.................    43,383     43,383        9,867     9,867
        Special Revenue and Special
          Assessment..........................    63,337     63,337           --        --
        State and Political Subdivisions......        --         --        1,124     1,124
                                                --------   --------      -------   -------
        Total Available for Sale..............  $204,732   $204,732     $ 46,330   $46,330
                                                ========   ========      =======   =======

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1997               1996
                                                        -------------     ---------------
                                                               MARKET              MARKET
                      EQUITY SECURITIES                 COST   VALUE       COST    VALUE
        ----------------------------------------------  ----   ------     ------   ------
                                                              DOLLARS IN THOUSANDS)
        Corporate.....................................  $686    $849      $1,199   $1,173
                                                        ----    ----      ------   ------
        Total.........................................  $686    $849      $1,199   $1,173
                                                        ====    ====      ======   ======

     The Company's management monitors the matching of assets and liabilities and attempts to maintain its investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at September 30, 1997, was 2.91 years compared to 4.69 years at December 31, 1996. At September 30, 1997, 98.0% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

     Outstanding discontinued operations claims counts and losses were 216 and $15.6 million, respectively, as of September 30, 1997, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor its potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover its claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. Offsetting these liabilities are $14.0 million of deferred tax assets and $1.6 million in investments that are available to pay for these liabilities. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For their insurance operations, SNIC and SPCC must have available cash and liquid assets to meet their obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting their ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, management believes that the Company's present cash resources are sufficient to meet the needs of the Company for the foreseeable future.

     During the first nine months of 1997, the Company used $26.5 million of cash in its operations versus $21.7 million during the same period in 1996. The Company's continued negative cash flow is the result of the Company's historical inforce premium base being significantly higher than its current level. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. The $4.8 million increase in cash used in operations during the first nine months of 1997 is primarily due to the addition of SPCC operations for the second and third quarters of 1997. The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of September 30, 1997, the Company had total cash, cash equivalents and investments of $238.8 million and had 99.7% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 85.8% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.0% had ratings of "BBB" or equivalent or better.

     The Company generated $48.6 million in cash from financing activities for the nine months ended September 30, 1997, as compared to $2.7 million for the corresponding period in 1996. The Company substantially increased its financing activities in the first nine months of 1997 compared to the same period in 1996 because of its need to fund its acquisition in April 1997 of Pac Rim and to repay outstanding bank debt. The Company generated the necessary cash with the proceeds from a $44.0 million term loan and the issuance and sale by the Company of approximately $18.0 million in Common Stock. Of the approximately $62.0 million raised in such financing transactions, approximately $6.6 million was used to prepay the Company's then outstanding bank debt, $10 million was contributed as capital to SPCC, and the remainder was used for general corporate purposes, including the payment of related transaction costs. Further, the Company's liabilities on its discontinued operations have declined to $21.4 million as of September 30, 1997, from $25.9 million as of December 31, 1996.

     During the first nine months of 1997, the Company's working cash flow increased approximately $44.0 million as a result of the California Department of Insurance's (the "DOI") release of excess assets pledged by SNIC to secure future workers' compensation claims. In addition, the Company has been informed by the DOI that it will release in the fourth quarter of 1997, an additional $20 million of excess assets currently pledged by SPCC to secure future workers' compensation claims.

     In November 1996, the Company entered into a financing transaction involving Center Re and Chase pursuant to which Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company and Chase reached an agreement under which the Company agreed to transfer such reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased $93.1 million, which should increase investment income in future periods.

     The Company has a reverse repurchase facility with a national securities brokerage firm that allows it to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows the Company a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of September 30, 1997, the Company had no obligation outstanding under this facility.

     Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC and SPCC, for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (i) net income for the preceding year or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No dividends were paid during the nine months ended September 30, 1997.

     The Company is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1997, is approximately $4.1 million. These leases expire from 1997 to 2002.

     The Company does not foresee any expenditures during the next twelve months other than those arising in the normal course of business. The Company is required to make principal payments on the Chase term loan of $3.65 million twice per annum commencing October 11, 1997.

     The Company made a $10 million capital contribution to SPCC upon consummation of the acquisition, and management believes SPCC is adequately capitalized for the foreseeable future. In connection with its acquisition of SPCC, the Company agreed with the DOI that SPCC would operate in a "run-off" situation and that all new and renewed business would be written only by SNIC. As a result, the Company has been integrating SPCC's pre-acquisition operations into SNIC's operations and has substantially completed the process.

     The effect of inflation on the revenues and net income during the three and nine months ended September 30, 1997 was not significant.

PART II -- OTHER INFORMATION

ITEM 5 -- OTHER INFORMATION

     In November 1997, the Company entered into a non-binding letter of intent with Risk Enterprise Management Limited ("REM"), an affiliate of Zurich Reinsurance Centre Holdings, Inc. ("Zurich"), that contemplates an agreement under which certain of the Company's claims management functions would be performed by REM. In connection with the Company's plan to enter into the claim management program, the Company and Zurich Reinsurance (North America), Inc. ("ZRNA"), another Zurich affiliate, have signed a non-binding letter of intent whereby ZRNA would provide average claims severity protection through accident year 2000 (together, with the claims management program, the "Severity Management Program"). The total cost of the Severity Management Program to the Company is expected to be approximately $35.0 million through December 31, 1998, with amounts thereafter to be determined. While the Company expects that definitive documents will be completed in the near future, the letters of intent are not binding on the parties; as a result, there can be no assurance that the Severity Management Program, if consummated, will take the form outlined in the letters of intent.

     The letter of intent with REM contemplates that REM would provide certain claims management services, while the Company would provide claims facilities and data processing systems. REM would be bound by operational restrictions and performance standards designed to assure quality claims administration. The Company believes that combining REM's claims management techniques with its claims processing systems should produce material improvements in the Company's claims severity, more than offsetting the cost of such services. The Company believes that the Severity Management Program will reduce the Company's ultimate severity with favorable cost-benefit trade-offs.

     Under the proposed agreement with ZRNA, ZRNA would credit the Company direct claims costs by up to $3,500 per claim (up to an aggregate of $30 million) to the extent that the Company's open claims severity through 1997 exceeds $38,700, and for claims incurred after 1997, ZRNA will credit the Company direct claims costs by as yet undetermined per claim amounts to the extent that the Company's ultimate claims severity subsequent to 1997 exceeds expected severity targets. The Company would pay ZRNA $10 million in 1997, an estimated $10 million in 1998, and as yet unspecified amounts in 1999 and 2000.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
         10.1      Employment agreement, June 1, 1997, by and between Mr. William L. Gentz,
                   President and Chief Executive Officer of the Company, and the Company
         10.3      Employment Agreement, dated June 1, 1997, by and between J. Chris Seaman,
                   Executive Vice President and Chief Financial Officer of the Company, and
                   the Company
         10.40     State of California Department of Insurance Amended Certificate of
                   Authority
         10.65     Amendment No. 1 to 1997 Credit Agreement, dated as of September 25, 1997
         11        Computation of Earnings per Share
         27        Financial Data Schedule

     (b) REPORTS ON FORM 8-K:

     On July 10, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 the prepayment of approximately $88.6 million of long-term debt outstanding to The Chase Manhattan Bank.

     On April 25, 1997, the Company filed a Current Report on Form 8-K with respect to its April 11, 1997 acquisition of PRHC. Such Form 8-K was filed without the financial statements and pro forma financial information required by
Item 7 of Form 8-K, as it was impractical to do so at that time. On July 25, 1997, the Company announced that it was investigating the possibility that errors contained in the historical financial statements of PRHC might have to be corrected in a filing with the Securities and Exchange Commission. SNIG had engaged its auditors, KPMG Peat Marwick LLP, to re-audit the financial statements of PRHC for the years ending December 31, 1996, 1995, and 1994. In SNIG's view, the financial statements provided to SNIG by PRHC's management and auditors prior to SNIG's April 11, 1997, acquisition of PRHC used methods and assumptions that may not have been consistent with generally accepted accounting principles. On September 5, 1997, the Company filed a Form 8-K/A in order to amend the Form 8-K filed on April 25, 1997, which included the re-audited financial statements of PRHC and the other financial statements and pro forma financial information required by Item 7 of Form 8-K with respect to the Company's acquisition of PRHC. The net effect of the audit was an overall adjustment to the December 31, 1996 financial statements of PRHC that resulted in an increase in net loss of $7 million and a net decrease in stockholders' equity of $7 million.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1997                  SUPERIOR NATIONAL INSURANCE
                                          GROUP, INC.

                                          By     /s/ J. CHRIS SEAMAN

                                              ----------------------------------
                                          Name: J. Chris Seaman
                                          Title:  Executive Vice President and
                                              Chief Financial Officer

                                                          EXHIBIT INDEX

        EXHIBIT
        NUMBER                                  DESCRIPTION                               PAGE
        ------     ---------------------------------------------------------------------  ----
         10.1      Employment agreement, June 1, 1997, by and between Mr. William L.
                   Gentz, President and Chief Executive Officer of the Company, and the
                   Company
         10.3      Employment Agreement, dated June 1, 1997, by and between J. Chris
                   Seaman, Executive Vice President and Chief Financial Officer of the
                   Company, and the Company
         10.40     State of California Department of Insurance Amended Certificate of
                   Authority
         10.65     Amendment No. 1 to 1997 Credit Agreement, dated as of September 25,
                   1997
         11        Computation of Earnings per Share
         27        Financial Data Schedule