Form 10-K
period 1997-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-03-31
CIK 810463

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934..........................FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-25984

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4610936
       (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                IDENTIFICATION NO.)

                     26601 AGOURA ROAD, CALABASAS, CA 91302
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                            TELEPHONE: (818)880-1600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------                                      -----------------------------------------
       Common Stock, $0.01 Par Value                            Registered -- The Nasdaq National Market

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

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 25, 1998, based on the closing price of $17.875 per share of the Common Stock on The Nasdaq National Market on such date was $60,514,829.

The number of shares of the registrant's Common Stock outstanding as of March 1, 1998 was 5,962,766.

DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-K

PART I                                                                    PAGE
ITEM 1.     Business....................................................     1
ITEM 2.     Business Properties.........................................    26
ITEM 3.     Legal Proceedings...........................................    26
ITEM 4.     Submission of Matters to a Vote of Security Holders.........    26
PART II
ITEM 5.     Market Price of and Dividends on the Company's Common Equity
              and Related Stockholder Matters...........................    27
ITEM 6.     Selected Financial Data.....................................    29
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    32
ITEM 8.     Financial Statements and Supplementary Data.................   F-1
ITEM 9.     Changes in and Disagreements with Accountants on Equity and
              Related Accounting and Financial Disclosure...............    38
PART III
ITEM 10.    Directors and Executive Officers of the Company.............    39
ITEM 11.    Executive Compensation......................................    44
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................    48
ITEM 13.    Certain Relationships and Related Transactions..............    54
PART IV
ITEM 14.    Exhibits, Financial Statements Schedules, and Reports on
              Form 8-K..................................................    57
            Signatures..................................................    63
            Glossary of Terms...........................................    64
            Index to Consolidated Financial Statements..................   F-1
            Financial Statements and Supplementary Data.................   F-1
            Independant Auditors' Report................................   F-2

                                     PART 1

     Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of phrases such as "intended," "will be positioned," "expects," is or are "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Company's current expectations. To the extent any of the information contained herein constitutes a "forward-looking statement" as defined in Section 27 A(i)(1) of the Securities Act, the factors set forth under " -- Risk Factors" are cautionary statements identifying important factors that could cause results to differ materially from those in the forward-looking statement. Further, see Glossary of Terms.

ITEM 1.  BUSINESS

OVERVIEW

     Superior National Insurance Group, Inc. ("SNIG") is a holding company that, through its wholly-owned subsidiaries, Superior National Insurance Company ("SNIC") and Superior Pacific Casualty Company ("SPCC"), underwrites and markets workers' compensation insurance principally in the State of California and, until September 30, 1993, was engaged in the underwriting and marketing of commercial property and casualty ("P&C") insurance. The Company was incorporated in California in March 1985 under the name Coastal Holdings, Ltd. SNIC and SPCC conduct business under the "Superior Pacific" trade name. Unless the context indicates otherwise, "Superior Pacific," as used herein, refers to SNIC and SPCC and their combined operations from April 1997 to the present, and refers only to SNIC and its operations for all prior periods. The "Company" refers to SNIG and its subsidiaries.

     In April 1997, SNIG acquired Pac Rim Holding Corporation ("Pac Rim"), the parent company of The Pacific Rim Assurance Company (subsequently renamed Superior Pacific Casualty Company). SPCC's Southern California operations complement SNIC's historical focus on Central and Northern California. As a result of the acquisition of SPCC (the "Acquisition"), the Company believes that, excluding the California State Compensation Insurance Fund (the "State Fund"), it is the eighth largest California workers' compensation insurer overall, based upon 1996 direct premiums written. Pro forma for the Acquisition, the Company would have had direct premiums written of $182.2 million and $179.7 million for the years ended December 31, 1996 and 1997, respectively.

     In connection with the Acquisition, the Company agreed with the California Department of Insurance ("DOI") that SPCC would operate in a "run-off" situation and that all new or renewal business would be written only by SNIC. As a result, the Company has been integrating SPCC's pre-Acquisition operations into SNIC's operations and has substantially completed the process. The Acquisition has enabled the Company to increase its book of California workers' compensation business and generate significant expense savings through the consolidation of the back office operations of the two companies.

     In addition to California, Superior Pacific is also licensed to write business in Arizona, Arkansas, Colorado, District of Columbia, Georgia, Indiana, Iowa, Kentucky, Maryland, Mississippi, Missouri, Montana, Nevada, New Mexico, Oregon, South Dakota, Texas, Utah, and Wyoming, but virtually all of Superior Pacific's current premium is generated in California (94%) and Arizona (6%). Following the Acquisition, SPCC's operations in states other than California and Arizona were discontinued and are currently in run-off.

OPERATING STRATEGY

     The Company specializes in writing workers' compensation insurance, principally in the State of California, which allows management to respond in a timely manner to the changing competitive and regulatory environment in the state. The key elements of its operating strategy are as follows:

     Focus on Specialized Market Segments. The Company's business focuses on selected policy sizes and employment classifications that management believes provide the greatest opportunity for profitability.

     POLICY SIZE. The Company concentrates its marketing efforts on policies with annual premium under $50,000, principally to avoid the extreme price competition usually associated with larger accounts. As of

     December 31, 1997, the Company's average annual premium per policy was approximately $8,300. In 1998, the Company initiated a program to market coverage to selected large accounts that meet the Company's underwriting criteria.

     EMPLOYMENT CLASSIFICATIONS. While the Company underwrites many employment classifications, it targets specific classifications that management believes to be profitable. The Company believes that by focusing on certain employment classifications, it can provide claim management and standardized loss control services at a level appropriate to each policyholder. As of December 31, 1997, five employment classifications, made up primarily of office and clerical, hospitality, agricultural, garment, and health care workers, represented 35% of the Company's premium in force. The Company excludes most employment classifications that represent historically higher risk exposure, including the manufacturing, handling, and shipping of explosives; oil rig and derrick work; subway construction; and navigation of marine vessels.

     Underwriting Discipline. Following the advent of open rating in California in 1995, some California insurers have reduced premium rates in order to increase or maintain market share. The Company has not followed this practice and has maintained consistently stringent underwriting policies in order to maintain gross profit margins. As a result, from 1993 to 1997 the Company's combined ratio from continuing operations has improved from 100.2% to 90.9%.

     Relationship with Producers. The Company markets its insurance products primarily through approximately 250 small to medium-sized independent insurance agencies, referred to as "producers," most of which have an ongoing relationship with the Company. The Company is one of the primary underwriters of workers' compensation insurance for most of its producers. For the policy year ended December 31, 1997, no single producer controlled more than 5.0% of premium in force.

     Data Processing Systems. The Company believes that its data processing systems give it a significant competitive advantage by (i) enhancing the effectiveness of its employees' underwriting, policy administration, and claims activities, (ii) providing detailed, real-time and near real-time information to management for control and administration purposes, and (iii) providing marketing benefits through improved customer service.

COMPANY STRUCTURE

     SNIG has two direct, wholly-owned active subsidiaries: Superior Pacific Insurance Group, Inc. ("SPIG") and Superior National Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware. SPIG has four, direct, wholly-owned active subsidiaries: SNIC, SPCC, InfoNet Management Systems, Inc. ("InfoNet"), and Superior (Bermuda) Ltd. ("SBL"). InfoNet provides data processing purchasing services to SNIG and its subsidiaries. SBL was formed in September 1995 to facilitate the management of the run-off of SNIC's P&C business.

     The Trust was formed by the Company in December 1997 and exists solely for the purpose of issuing 10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105 million, and investing the proceeds thereof in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 of the Company (the "Senior Subordinated Notes"). The Company owns directly all of the common securities issued by the Trust, which it purchased for an aggregate consideration of approximately $3.25 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     SNIC's only subsidiary is wholly owned Western Select Service Corp., which currently provides vocational rehabilitation, legal, paralegal, and other services to SNIC and SPCC. SPCC has no active subsidiaries.

CALIFORNIA WORKERS' COMPENSATION MARKET

     Workers' Compensation. Workers' compensation is a no-fault statutory system under which an employer is required to provide its employees with medical care and other specified benefits for work-related injuries and diseases. There are four types of benefits payable under workers' compensation policies: disability, vocational rehabilitation, medical and death benefits. The amount of benefits payable for various types of claims are established by statute and vary with the nature, severity of the injury or disease, wages, occupation and age of the employee. While no dollar limitations are set for medical benefits and dollar limitations apply only under certain circumstances to vocational rehabilitation benefits, reinsurance typically covers liability in excess of a specified dollar amount.

     California Marketplace. California is the country's largest workers' compensation insurance market, with total direct premiums written of $5.0 billion in 1996. The California market is composed of (i) the State Fund, (ii) companies that write workers' compensation insurance in California but have significant writings in other lines of business and/or in other states ("Multi-Line, Multi-State Writers"), and (iii) the Company, which is the one private sector company that writes exclusively workers' compensation insurance specifically focused in California. The State Fund, which is obligated to write workers' compensation insurance for any applicant, including those turned down by the private sector carriers, is the largest underwriter of workers' compensation insurance in California, accounting for approximately 19% of the direct premiums written in California in 1996. Because the State Fund must accept all risks, its combined ratios have historically been much higher than those of the private sector carriers. Although the State Fund regularly competes with the Company for profitable underwriting business, the Company views the State Fund's role as the insurer of last resort to be a significant benefit because it eliminates the need to create an assigned risk plan in which the Company and other insurers conducting business in California would be required to participate.

     Pricing. Prior to January 1, 1995, the DOI set minimum premium rates for workers' compensation insurance in order to provide a stable environment for the pricing of such insurance. On January 1, 1995, the State of California formally converted to a system of "open rating" for workers' compensation insurance written within the state. Insurance companies now file and use their own actuarially defensible rates. Following the introduction of open rating, total direct written premiums in the California market decreased from $9.0 billion in 1993 to $5.0 billion in 1996 as many carriers engaged in price competition.

     Under open rating, the DOI sets "pure premium" (effectively, the estimated claim and allocated claim adjustment expense) rates for each employment classification. Carriers then apply their own multipliers to the pure premium rate to adjust for that carrier's anticipated unallocated claim adjustment and underwriting expenses. These rates are then subject to further adjustment on a policyholder by policyholder basis to account for historical loss experience, the presence of stricter safety programs, differing dividend and commission plans, and other factors.

     Recent Developments. While competitive pressures in the California's workers' compensation market increased with the implementation of open rating in January 1995, certain fundamentals of the workers' compensation market have recently improved. In 1996, the total direct workers' compensation premiums written in California leveled out at approximately $5.0 billion as compared to $9.0 billion in 1993, as the market began to experience rate stabilization. This trend has continued into 1997, as demonstrated by a slight improvement in premium pricing of 0.5% for the year ended December 31, 1997 over 1996. Additionally, anti-fraud legislation passed by the State of California in 1993 continues to have a positive effect on the market's losses by controlling fraudulent claims and medical and legal expense levels. These improvements have resulted in a reduction in the frequency of claims in the California workers' compensation market. However, during 1997, the Company has recognized an increase in claims severity for injuries sustained in 1995 and thereafter. Management has taken steps to address this issue by undertaking the Claims Severity Management Program. See "-- Claims Severity Management Program" and "-- Claim and Claim Adjustment Expense Reserves" and "Risk Factors -- Uncertainty Associated with Estimating Reserves for Unpaid Claim and Claim Adjustment Expenses."

     Superior Pacific Within the California Workers' Compensation Market. The Company believes that it is better positioned than its competitors to compete successfully in the post-open rating California workers' compensation insurance market. Because the Company specializes in underwriting workers' compensation insurance in California, the Company believes that it can be more responsive to the changing competitive and regulatory environment in California than the Multi-Line, Multi-State Writers for which California workers' compensation insurance is one of many lines of business written, representing a smaller portion of their total premium. In addition, Multi-Line, Multi-State Writers typically price and sell workers' compensation insurance as part of a package policy which may also include various forms of other liability and health insurance. The Company sells strictly workers' compensation insurance and, therefore, prices and underwrites its policies specifically on that basis.

MARKETING

     Superior Pacific primarily markets its insurance products through approximately 250 small to medium-sized producers located throughout California and Arizona, most of which have an ongoing relationship with the Company's executives. Because these producers also represent one or more competing insurance companies, Superior Pacific views the producers as its marketing target and delivers service the Company believes surpasses normal industry levels. Superior Pacific's percentage of business with each of its producers, in terms of premium volume, has a significant effect on a producer's efforts, because management believes companies that represent a significant volume of a producer's business typically receive the highest quality business. The Company is one of the primary underwriters of workers' compensation insurance for most of its producers. During the year ended December 31, 1997, no single producer controlled more than 5.0% of premium in force.

     While the Company's principal marketing strategy is to meet the business needs of Superior Pacific's producers by providing the insurance coverage and services needed by their customers, the Company concentrates its marketing efforts on policies with annual premium under $50,000, principally to avoid the extreme price competition usually associated with larger insureds. As of December 31, 1997, the Company's average annual premium per policy was approximately $8,300. In 1998, the Company initiated a program to market coverage to selected large accounts that meet the Company's underwriting criteria.

     Approximately 65.7% of the Company's premium in force is concentrated in 400 non-group policies and 55 group programs that each provide annual premium in excess of $50,000. The average annual premium volume generated by each of Superior Pacific's group programs is approximately $820,000 and in the aggregate these programs represent 31.1% of the Company's premium in force. Because policies issued through group programs reflect some of the attributes of smaller non-group policies, marketing workers' compensation insurance through such programs to reach smaller policyholders is a means by which the Company can implement its strategy to underwrite smaller policies. For example, individual policies within a group typically possess rate adequacy associated with small non-group accounts. Moreover, renewal rates within a group are generally superior to non-group business. However, group programs, because of their overall premium, also reflect some of the attributes of large non-group policies, mainly their greater vulnerability to price competition than the individual accounts within the group.

     The average size of Superior Pacific's non-group policies that exceed $50,000 in annual premium is approximately $129,000 and in the aggregate represent 34.6% of premium in force. Most of these policies were obtained by the Company upon its acquisition of Pac Rim. The Company's strategy is to maintain adequate pricing on accounts regardless of their size, and in pursuing this strategy the Company has not been able to retain a portion of these large non-group policies. However, the Company expects to replace many of them with new, smaller accounts through its newly acquired relationships with policyholders and producers previously associated with Pac Rim, and with larger accounts (where adequate pricing can be obtained) through the Company's new large account marketing program.

     Superior Pacific closely monitors its producers through its on-line management information systems, with special attention given to the volume and profitability of business written through Superior Pacific. Relationships with producers who consistently write unprofitable business, or do not meet the minimum guideline of annual premium per year, may be terminated. Superior Pacific believes that by continually monitoring and improving the quality of the business acquired through its producers, long-term profitability will be enhanced. See "-- Information Services."

     The marketing staff, along with the branch office managers and the underwriting, loss control, and regional claim staffs, work closely with producers and frequently make joint presentations with producers to potential workers' compensation policyholders. Superior Pacific conducts its marketing by territory to enable its marketing representatives to better address the specific types of accounts located in each region.

     Producer commissions are generally determined by negotiation and are dependent on the size and profit potential of the producer's accounts. Superior Pacific's average direct commission rate was 11.1% for the years ended December 31, 1997, 1996, and 12.0% in 1995. The Company believes the stabilization in the average direct commission rate for the year ended December 31, 1997, was due primarily to a combination of firming prices and a greater use by larger policyholders of fee-based arrangements (as opposed to traditional commission arrangements) with their insurance brokers. Superior Pacific's producers are not permitted to bind Superior Pacific with respect to any account. All new and renewal policyholder applications must be submitted to Superior Pacific for approval. Superior Pacific is not committed to accept a fixed portion of any producer's business.

UNDERWRITING

     Because the types of accounts that Superior Pacific insures vary among different geographic regions, Superior Pacific conducts its underwriting activities through branch offices that are focused on the local economies. While Superior Pacific underwrites over 400 of the approximately 500 employment classifications established by the Workers' Compensation Insurance Bureau (the "WCIRB"), it targets specific classifications that management believes to be profitable. The Company believes that by focusing on certain employment classifications, it can provide claim management and standardized loss control services at a level appropriate to each policyholder. For the year ended December 31, 1997, four employment classifications, made up primarily of office and clerical, hospitality, agricultural, garment, and health care workers, represented 35% of Superior Pacific's premium in force. The Company excludes most employment classifications that represent historically higher risk exposure, including the manufacturing, handling, and shipping of explosives; oil rig and derrick work; subway construction; and navigation of marine vessels. Classifications that require the approval of Superior Pacific's principal underwriting officer include those that represent potential exclusions from Superior Pacific's reinsurance treaties, unusual hazards or catastrophic exposures such as taxicab fleets, carnivals, ski resorts, and detective agencies. Certain risks, such as the transportation of groups of employees, are generally ceded to reinsurers under separate reinsurance agreements.

     Prior to insuring an account, Superior Pacific's underwriting department reviews, inter alia, the employer's prior loss experience and safety record, premium payment and credit history, operations, geographic location, and employment classifications. Superior Pacific verifies employment classifications principally through information provided by the WCIRB and, in many instances, through its own on-site surveys of the employer's place of business.

     The Company's underwriting system is a fully-integrated rating, quoting, and policy issuance system for use both internally and remotely from producers' offices. The system contains edit and blocking features that prohibit underwriters from issuing policies associated with business that is deemed inappropriate or undesirable by management, or that may be inappropriately priced. See " -- Information Services."

     SPCC historically underwrote larger accounts than SNIC, and in a more limited range of risk classification codes. Since SPCC's acquisition, Superior Pacific has been re-underwriting SPCC's book of business at policy renewal dates in conformity with SNIC's historic underwriting standards and pricing guidelines. SPCC's average policy size has declined significantly, standing at approximately $17,000 for the policy year ended December 31, 1997, versus approximately $20,300 for the policy year ended December 31, 1996. Management believes that the re-underwriting of SPCC's business will produce a new book of business mirroring SNIC's historical book of business, both as to size and range of risk classifications, by the end of 1998.

     Virtually all of SPCC's business is located in urban and suburban Southern California. Until 1993, claim experience in Southern California was more volatile and less favorable than the remainder of the state. Further, since open rating began in 1995, the relatively large accounts that SPCC has underwritten have been subject to extreme price competition consequently, the nature of SPCC's historical book of business may cause historical claim reserves to be subject to more uncertainty versus claim reserves established on prospective business.

LOSS CONTROL

     In addition to its responsibility for risk evaluation as part of the underwriting process, Superior Pacific's loss control department may assist policyholders in developing and maintaining safety programs and procedures to minimize on-the-job injuries and health hazards. After analyzing the policyholder's loss profile, Superior Pacific's loss control consultants will help develop a loss control program and establish accident reporting and claim follow-up activities for the policyholder. Superior Pacific's loss control personnel may also consult with policyholder management about safety and health issues, as well as about the effectiveness of the policyholder's loss prevention procedures.

CLAIMS SEVERITY MANAGEMENT PROGRAM

     Effective December 31, 1997, the Company entered into agreements with Risk Entire Management Limited ("REM") and Zurich Reinsurance (North America), Inc. ("ZRNA"), affiliates of Zurich, to provide claims management services ("Claims Severity Management Program" or "CSMP"). Under the CSMP, REM acting as a third party administrator ("TPA"), will provide claim processing and management services to Superior Pacific, and ZRNA will provide Superior with protection predicated on REM's ability to reduce Superior Pacific's severity. The Company may terminate the contract with six months notice after the initial three year term of the contract, with a penalty that will not exceed $250,000 plus REM's reasonable expenses to unwind the agreement.

     REM in its capacity of a TPA will provide certain claims management services, while the Company will provide claims facilities and data processing systems. The terms of the agreement bind REM to certain operational restrictions and performance standards designed to assure quality claims administration. The Company believes that combining REM's claims management techniques with the Company's claims processing systems should produce material improvements in the Company's claims severity, more than off-setting the cost of such services. The Company believes the Claims Severity Management Program will reduce the Company's ultimate severity with favorable cost-benefit trade-offs.

     Under the agreement with ZRNA, ZRNA will credit the Company's direct claim costs, up to an aggregate of $30 million to the extent that REM is unsuccessful in minimizing the claims severity. The Company's open indemnity claims severity on average through 1997 exceeds $39,912.

     The Company and REM will continue to work closely with policyholders to return injured workers to the job quickly as is medically appropriate. The Company and REM intend to continue to maintain the Company's four full service claim service offices (CSO) in California located in Woodland Hills, Fresno, Pleasanton and Sacramento. Additionally, the Company maintains CSO in Phoenix, Arizona. Each CSO is managed by a claims manager. The claims technical staffs are organized into units with, generally, one supervisor supervising four claims examiners and two claims assistance per unit.

     The Company's Claims Department relies extensively on the Company's data processing systems. The Company's data processing systems were developed internally through a joint effort of the Claim and Management Information Systems departments' personnel with three goals in mind: capture timely and meaningful data; reduce the possibility of human error through a series of system prompts and edit checks; and the automation of manual functions. An additional benefit of the claims system is the increased productivity, as a result of claims examiners handling larger case loads.

     Superior Pacific's claims handling also includes a specialized subrogation function. Claims examiners are responsible for the identification of potential recoupments from third parties responsible for a work-related accident, after which the examiner notifies a subrogation specialist of this potential. The subrogation specialist determines whether a subrogation situation exists, and, if so, assumes responsibility for all aspects of subrogation to finalization.

CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

     Several years or more may elapse between the occurrence of a workers' compensation loss, the reporting of the loss, and final payment of the loss. Claim and claim adjustment expense reserves are estimates of what an insurer expects to pay claimants. Superior Pacific is required to maintain reserves for payment of estimated claim and claim adjustment expense for both reported claims and claims which have been incurred but not reported ("IBNR"). Superior Pacific's ultimate liability may be materially more or less than current reserve estimates.

     Reserves for reported claims are established on a case-by-case basis. Case-by-case reserve amounts are determined by claim examiners, based on the examiner's judgment and experience, and on Superior Pacific's reserving practices, which take into account the type of risk, the circumstances surrounding the claim or policy provisions relating to type of loss, and historical paid claims and claim adjustment expense data for similar claims. Case-by-case reserves are not established for claim adjustment expense, and the entire reserve for claim adjustment expense is established primarily based upon the Company's historical paid data. Superior Pacific's claims department regularly monitors reserve adequacy for claims which have occurred and been reported to it and adjusts such reserves as necessary.

     Claim and claim adjustment expense reserves for IBNR are estimated based on many variables including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general frequency and severity trends, medical costs, and other factors affecting the adequacy of loss reserves. See "Risk Factors -- Uncertainty Associated with Estimating Reserves for Unpaid Claim and Claim Adjustment Expense." The senior officers of the Company review and adjust IBNR reserves monthly.

     Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years or more, the reserves are not discounted, except to calculate taxable income as required by the Internal Revenue Code of 1986, as amended (the "Code").

     The following table provides a reconciliation of the beginning and ending claim and claim adjustment expense reserves for each of the years in the three-year period ended December 31, 1997, computed in accordance with GAAP.

       RECONCILIATION OF LIABILITY FOR CLAIM AND CLAIM ADJUSTMENT EXPENSE

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance..................    $115,529    $141,495    $171,258
Less: Reinsurance recoverable on unpaid losses...........      24,986      27,076      31,897
                                                             --------    --------    --------
Beginning reserve, net of reinsurance....................      90,543     114,419     139,361
Pac Rim reserves at acquisition..........................     104,588          --          --
Provision for net claim and claim adjustment expenses
  For claims occurring in current year...................      95,826      57,614      58,842
  For claims occurring in prior years....................      (5,379)     (1,976)     (4,872)
                                                             --------    --------    --------
  Total claim and claim adjustment expenses..............      90,447      55,638      53,970
                                                             --------    --------    --------
Payments for net claim and claim adjustment expense:
  Attributable to insured events incurred in current
     year................................................     (37,945)    (19,816)    (19,732)
  Attributable to insured event incurred in prior
     years...............................................     (95,533)    (59,698)    (59,180)
                                                             --------    --------    --------
  Total claim and claim adjustment expense payments......    (133,478)    (79,514)    (78,912)
                                                             --------    --------    --------
Ending reserves, net of reinsurance......................     152,100      90,543     114,419
Reinsurance recoverable on unpaid losses.................      49,155      24,986      27,076
                                                             --------    --------    --------
Ending reserves, gross of reinsurance....................    $201,255    $115,529    $141,495
                                                             ========    ========    ========

     During 1997, the Company continued to experience decreased frequency of claims and at the same time experienced an increase in claims severity for accident years 1995 and thereafter. The Company's net claim and claim adjustment expense ratio for accident year 1997 at the end of calendar year 1997 was 68.0%, versus 65.0% and 65.6% for accident years 1996 and 1995, at their respective calendar year ends.

     In 1997, the Company experienced approximately $5.4 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1996. This $5.4 million favorable development is the result of a $10.8 million favorable development on ceded reserves for accident years 1996 and prior. The $10.8 million favorable development on ceded reserves is attributable to SPCC and due to the post-acquisition review of all open claim files and the subsequent adjustment to reserves, which caused many claims to have incurred claim and claim adjustment expenses in excess of the retention on SPCC's reinsurance treaties. The $10.8 million favorable development is offset by a $5.4 million adverse development on direct reserves attributable to the accident years 1995 and 1996. Similar adverse development due to an increase in claims severity has been experienced throughout the California workers' compensation industry.

     In 1996, the Company experienced approximately $2.0 million in favorable development on net claims and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million adverse development on direct reserves for accident year 1995 accident year net claims and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6%, verses 74.6% at the end of the 1996 calendar year. Similar adverse development has been experienced throughout the California workers' compensation industry.

     During 1995, the Company experienced approximately $8.6 million of favorable development on direct claim and claim adjustment expense reserves estimated at December 31, 1994. Management believes the favorable development resulted from the Company's improved claims management controls and decreased claim severity, particularly in the medical component of the workers' compensation line. Similar favorable development on pre-1995 losses has been experienced elsewhere in the California workers' compensation industry. Offsetting the favorable direct development in large part was the re-estimation during 1995 of reinsurance receivables recorded at December 31, 1994, from approximately $66.2 million to approximately $59.9 million at December 31, 1995.

     On April 11, 1997, the Company acquired SPCC. The claim and claim adjustment expenses related to SPCC for this analysis are reflected in the Company's 1997 claim and claim adjustment expense balances regardless of the year the claim was previously reported to SPCC. To the extent that claims develop in the future or close favorably, the result will be reflected in the calendar year development to which it relates.

     The following table discloses the development of direct workers' compensation claim and claim adjustment expense reserves of Superior Pacific from December 31, 1987 through December 31, 1997.

       ANALYSIS OF DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                  CALENDAR YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                 1987      1988      1989      1990       1991       1992       1993
                                -------   -------   -------   -------   --------   --------   --------
                                                            (IN THOUSANDS)
Reserve for Unpaid Losses and
 Loss Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve.........  $21,969   $42,268   $60,615   $88,270   $116,811   $136,102   $171,038
Reserve Re-estimated as of:
 One Year Later...............   24,241    43,581    68,718   112,160    144,676    162,634    171,960
 Two Years Later..............   26,120    46,788    79,059   111,151    143,912    148,906    161,262
 Three Years Later............   29,140    50,955    74,619   117,506    138,607    152,420    148,654
 Four Years Later.............   29,423    47,696    78,112   113,029    137,939    144,898    148,983
 Five Years Later.............   29,541    49,297    75,475   112,840    135,074    146,867
 Six Years Later..............   29,082    47,554    75,913   109,655    138,048
 Seven Years Later............   27,759    49,470    74,149   111,871
 Eight Years Later............   27,846    48,653    75,898
 Nine Years Later.............   27,573    49,451
 Ten Years Later..............   27,803
Cumulative (Deficiency)
 Redundancy...................   (5,834)   (7,183)  (15,283)  (23,601)   (21,237)   (10,765)    22,055
Cumulative Amount of Reserve
 Paid Through
 One Year Later...............  $ 9,447   $17,698   $24,478   $42,627   $ 53,914   $ 57,348   $ 60,726
 Two Years Later..............   14,482    19,879    35,195    51,160     56,299     61,648     66,077
 Three Years Later............   15,777    25,830    38,067    52,761     63,354     63,523     64,464
 Four Years Later.............   18,666    26,165    38,261    57,332     64,703     66,547     66,754
 Five Years Later.............   19,384    26,026    40,794    59,093     68,152     66,750
 Six Years Later..............   19,660    27,181    42,032    59,917     69,052
 Seven Years Later............   20,707    27,202    43,146    60,749
 Eight Years Later............   20,803    27,947    42,898
 Nine Years Later.............   21,123    27,857
 Ten Years Later..............   20,899
Gross Reserve -- December 31...............................................................    171,038
Reinsurance Recoverables...................................................................     28,971
                                                                                              --------
                                                                                               142,067
Reclassification of Amounts Recoverable from Centre Re.....................................     42,032
                                                                                              --------
Net Reserve -- December 31.................................................................    100,035
                                                                                              ========
Gross Re-estimated Reserve.................................................................    148,983
Re-estimated Reinsurance Recoverables......................................................     25,775
                                                                                              --------
                                                                                               123,208
Reclassification of Amounts Recoverable from Centre Re.....................................     42,032
                                                                                              --------
Net Re-estimated Reserve...................................................................     81,176
                                                                                              ========
Net Cumulative Redundancy..................................................................     18,859
                                                                                              ========

                                    CALENDAR YEARS ENDED DECEMBER 31,
                                -----------------------------------------
                                  1994       1995       1996       1997
                                --------   --------   --------   --------

Reserve for Unpaid Losses and
 Loss Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve.........  $171,258   $141,495   $115,529   $201,255
Reserve Re-estimated as of:
 One Year Later...............   162,635    137,242    120,999
 Two Years Later..............   145,626    145,209
 Three Years Later............   144,173
 Four Years Later.............
 Five Years Later.............
 Six Years Later..............
 Seven Years Later............
 Eight Years Later............
 Nine Years Later.............
 Ten Years Later..............
Cumulative (Deficiency)
 Redundancy...................    27,085     (3,714)    (5,470)
Cumulative Amount of Reserve
 Paid Through
 One Year Later...............  $ 67,757   $ 63,587   $ 69,658
 Two Years Later..............    61,952     72,946
 Three Years Later............    67,388
 Four Years Later.............
 Five Years Later.............
 Six Years Later..............
 Seven Years Later............
 Eight Years Later............
 Nine Years Later.............
 Ten Years Later..............
Gross Reserve -- December 31..   171,258    141,495    115,529    201,255
Reinsurance Recoverables......    31,897     27,076     24,986     49,155
                                --------   --------   --------   --------
                                 139,361    114,419     90,543    152,100
Reclassification of Amounts Re    34,269     11,696         --         --
                                --------   --------   --------   --------
Net Reserve -- December 31....   105,092    102,723     90,543    152,100
                                ========   ========   ========   ========
Gross Re-estimated Reserve....   144,173    145,209    120,999
Re-estimated Reinsurance Recov    34,083     35,648     35,835
                                --------   --------   --------
                                 110,090    109,561     85,164
Reclassification of Amounts Re    34,269     11,696         --
                                --------   --------   --------
Net Re-estimated Reserve......    75,821     97,865     85,164
                                ========   ========   ========
Net Cumulative Redundancy.....    29,271      4,858      5,379
                                ========   ========   ========

     The first line of the preceding table depicts the estimated liability for unpaid claim and claim adjustment expense recorded on the balance sheets of Superior Pacific at the indicated balance sheet dates. This liability represents the estimated amount of claim and claim adjustment expense for claims arising during all years prior to the indicated balance sheet date that are unpaid as of that balance sheet date, gross of reinsurance recoverables, including losses that have been incurred but not yet reported. The table also shows the re-estimated liability as of the end of each succeeding year through the latest balance sheet date, and the cumulative payments made for such claims, at annual intervals after the initial indicated balance sheet date. The claim and claim adjustment expense liability estimates change as more information becomes known about the frequency and severity of claims for each year. A direct reserve redundancy or deficiency is displayed for each balance sheet date in the center of the table when the initial liability estimate is greater (or less) than the re-estimated liability at the latest balance sheet date. A net-of-reinsurance redundancy is displayed for each of the years ended December 31, 1993, 1994, 1995, and 1996 at the bottom of the table.

     The direct reserve deficiencies associated with the years ended December 31, 1987 and 1988 were due to the lack of claim and claim adjustment expense history, which prevented management from accurately estimating ultimate claim costs. The direct deficiencies associated with reserves as of December 31, 1989, 1990, 1991, and 1992 were due to unexpected increases in claims costs resulting from increased litigation in the California workers' compensation system, an economic recession in California, and workers' compensation laws that at the time effectively encouraged workers to file unwarranted psychiatric stress and fraudulent claims. The direct redundancies associated with the years ended December 31, 1993 and 1994 occurred as a result of significant reforms in the California workers' compensation laws that became effective January 1, 1993 and an improvement in the California economy that were not anticipated when reserves were established. The direct reserve deficiencies associated with the years ended December 31, 1995 and 1996 occurred as a result of unexpected increases in severity affecting claims occurring in 1995 and 1996.

     Superior Pacific's experience with direct reserve deficiencies occurring for the years ended December 31, 1989 through 1992, 1995, and 1996 and direct redundancies occurring for the years ended December 31, 1993 and 1994 is consistent with the results experienced by the California workers' compensation industry during the same time periods. The underlying improvement in claims frequency and severity during the years ended December 31, 1993 and 1994 that caused Superior Pacific to develop direct redundant reserves is also consistent with industry experience. The direct reserve deficiencies occurring for the years ended December 31, 1995 and 1996 resulted from unexpected increases in claims severity, consistent with some California workers' compensation insurers' experience. The net-of-reinsurance redundancies displayed at the bottom of the table reflect Superior Pacific's per risk excess of loss, quota share, and aggregate excess of loss reinsurance, the effects of which were to reduce Superior Pacific's direct redundancies/deficiencies due to the cession of a portion of Superior Pacific's favorable development.

     Currently, management prepares on a monthly basis a comprehensive analysis of workers' compensation experience, and the process of estimating claim and claim adjustment expense liabilities is continually modified to consider additional information regarding trends in pricing, frequency, and severity. Further, conditions and trends that have historically affected Superior Pacific's claims may not necessarily be indicative of conditions and trends that will affect future claims, and it is not appropriate to extrapolate future reserve redundancies or deficiencies based on the data set forth above.

     By frequently reviewing reserves, management is generally able to detect trends in claim and claim adjustment expenses and take appropriate actions in a timely manner to avoid having to increase substantially reserves at a later date. For example, the Company was one of the first to recognize and quantify the increase in claims severity appearing in claims with 1995 and subsequent dates of injury. Recognition of this shift has enabled management to take pro-active steps, an example of which is its undertaking of the Claims Severity Management Program. See "-- Claims Severity Management Program."

DISCONTINUED OPERATIONS

     Superior Pacific's discontinued operations consist of P&C business that was discontinued effective September 30, 1993. The discontinued operations liabilities principally pertain to contractors' general liability policies underwritten during the years 1986 through 1990. There is often a significant lag between the date of loss of construction-related claims and the date such claims are reported to Superior Pacific. Superior Pacific believes the existing provision is sufficient to cover future claims, but there is significant uncertainty associated with the reporting and severity of construction claims. Management estimates that discontinued operations will essentially have "run-off" by the year 2000.

     In 1993, the Company recorded a pre-tax charge to income of $4.5 million for estimated operating losses during the phase-out period. During the second quarter of 1995, the Company increased by approximately $15.0 million its reserves for discontinued operations for accident years 1993 and prior and has not increased them since.

     The following table provides a reconciliation of the beginning and ending claim and claim adjustment expense reserves for discontinued operations for each of the years in the three-year period ended December 31, 1997, computed in accordance with GAAP.

     RECONCILIATION OF LIABILITY FOR DISCONTINUED OPERATIONS CLAIM AND CLAIM ADJUSTMENT EXPENSE

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1996        1995
                                                              -------    --------    --------
                                                                       (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance...................    $25,466    $ 40,526    $ 36,410
Less: Reinsurance recoverable on unpaid losses............      6,976       9,159       8,777
                                                              -------    --------    --------
Beginning reserve, net of reinsurance.....................     18,490      31,367      27,633
Provision for net claim and claim adjustment expenses
  For claims occurring in current year....................         --          --          --
  For claims occurring in prior years.....................         --          --      15,006
                                                              -------    --------    --------
  Total claim and claim adjustment expenses...............         --          --      15,006
                                                              -------    --------    --------
Payments for net claim and claim adjustment expense
  For claims occurring in current year....................         --          --          --
  For claims occurring in prior years.....................     (5,020)    (12,877)    (11,272)
                                                              -------    --------    --------
  Total claim and claim adjustment expense................     (5,020)    (12,877)    (11,272)
                                                              -------    --------    --------
Ending reserves, net of reinsurance.......................     13,470      18,490      31,367
Reinsurance recoverable on unpaid losses..................      5,216       6,976       9,159
                                                              -------    --------    --------
Ending reserves, gross of reinsurance.....................    $18,686    $ 25,466    $ 40,526
                                                              =======    ========    ========

     The following table discloses the development of direct discontinued operations claims and claim adjustment expense reserves from December 31, 1987 through December 31, 1997.

 ANALYSIS OF DISCONTINUED OPERATIONS DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE
                                  DEVELOPMENT

                                                   CALENDAR YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------------
                                 1987       1988       1989       1990       1991       1992       1993
                               --------   --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Reserve for Direct Unpaid
 Claim and Claim
 Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve........  $ 12,678   $ 25,935   $ 41,088   $ 56,735   $ 65,629   $ 66,532   $ 54,898
Re-estimated as of:
 One Year Later..............    19,879     32,395     56,093     73,295     83,770     73,298     56,041
 Two Years Later.............    25,865     43,160     60,679     89,336     91,453     73,067     75,703
 Three Years Later...........    30,455     43,585     72,860     98,206     90,717     96,531     76,079
 Four Years Later............    30,134     52,261     82,218    102,538    117,215     92,569     82,026
 Five Years Later............    34,215     61,539     84,304    126,431    113,084     99,009
 Six Years Later.............    38,051     63,072    103,326    123,722    119,112
 Seven Years Later...........    38,844     77,080    104,428    130,055
 Eight Years Later...........    44,129     78,938    108,897
 Nine Years Later............    44,866     80,906
 Ten Years Later.............    45,315
Cumulative (Deficiency)......   (32,637)   (54,971)   (67,809)   (73,320)   (53,483)   (32,477)   (27,128)
Cumulative Amount of Reserve
 Paid Through One Year
 Later.......................     7,529     13,754     19,839     27,397     29,274     26,473     23,043
 Two Years Later.............    13,146     15,301     26,399     35,278     29,165     23,483     16,203
 Three Years Later...........    15,900     19,844     32,188     39,203     28,136     18,380     19,649
 Four Years Later............    18,915     23,007     37,758     42,135     23,255     17,777     19,263
 Five Years Later............    22,329     28,609     38,798     41,835     22,047     18,276
 Six Years Later.............    26,129     31,715     37,585     42,943     23,104
 Seven Years Later...........    27,645     31,247     42,260     42,363
 Eight Years Later...........    27,791     37,394     40,796
 Nine Years Later............    27,780     41,325
 Ten Years Later.............    29,163
Gross Reserve -- December 31..................................................................     54,898
Reinsurance Recoverables......................................................................      8,379
                                                                                                 --------
Net Reserve -- December 31....................................................................     46,519
                                                                                                 ========
Gross Re-estimated Reserve....................................................................     82,026
Re-estimated Reinsurance Recoverables.........................................................     21,249
                                                                                                 --------
Net Re-estimated Reserve......................................................................     60,777
                                                                                                 ========
Net Cumulative (Deficiency)...................................................................   ($14,258)
                                                                                                 ========

                                 CALENDAR YEARS ENDED DECEMBER 31,
                               --------------------------------------
                                 1994      1995      1996      1997
                               --------   -------   -------   -------

Reserve for Direct Unpaid
 Claim and Claim
 Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve........  $ 36,410   $40,526   $25,466   $18,686
Re-estimated as of:
 One Year Later..............    54,855    41,293    30,693
 Two Years Later.............    55,622    46,520
 Three Years Later...........    60,849
 Four Years Later............
 Five Years Later............
 Six Years Later.............
 Seven Years Later...........
 Eight Years Later...........
 Nine Years Later............
 Ten Years Later.............
Cumulative (Deficiency)......   (24,439)   (5,994)   (5,227)
Cumulative Amount of Reserve
 Paid Through One Year
 Later.......................    14,329    15,827    10,717
 Two Years Later.............    16,765    10,717
 Three Years Later...........    11,857
 Four Years Later............
 Five Years Later............
 Six Years Later.............
 Seven Years Later...........
 Eight Years Later...........
 Nine Years Later............
 Ten Years Later.............
Gross Reserve -- December 31.    36,410    40,526    25,466    18,686
Reinsurance Recoverables.....     8,777     9,159     6,976     5,216
                               --------   -------   -------   -------
Net Reserve -- December 31...    27,633    31,367    18,490    13,470
                               ========   =======   =======   =======
Gross Re-estimated Reserve...    60,849    46,520    30,693
Re-estimated Reinsurance Reco    18,210    15,153    12,203
                               --------   -------   -------
Net Re-estimated Reserve.....    42,639    31,367    18,490
                               ========   =======   =======
Net Cumulative (Deficiency)..   (15,006)  $    --   $    --
                               ========   =======   =======

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

     The predominant number of the Company's pre-1991 discontinued operations claims are attributable to construction defect claims associated with commercial package policies sold to general contractors, developers, and artisan contractors underwritten from 1986 to 1993. Other carriers writing these same lines of business have also been negatively affected by the unfavorable increase in claims frequency and severity that occurred as a result of changes in the economic and legal environment during this time. At December 31, 1997 approximately $16.8 million of the total $18.7 million (approximately 90%) of direct reserves for discontinued operations were attributable to construction defect claims.

     The Company began to monitor separately the effects of construction defect claims beginning in 1993. Prior to 1993 the effects of construction defect claims were combined with all other general liability business for reserve valuation purposes. The frequency, severity, and time lag between the occurrence and reporting dates of such claims vary significantly from the statistics associated with all other lines and sublines of the Company's claims and claim adjustment expense reserves for discontinued operations. Effective June 30, 1995, the Company recorded a pre-tax charge of approximately $15.0 million ($9.8 million net of tax) for discontinued property and casualty operations due principally to an increase in management's estimates of IBNR construction defect claims.

     The frequency of newly reported construction defect claims increased significantly in July 1995. Management believes the increase in new construction defect claims was attributable to the California Supreme Court decision in Montrose Chemical Corporation v. Admiral Insurance Company ("Montrose") handed down in July 1995. The Montrose decision effectively broadened the definition of "loss occurrence" to include the entire period beginning with the construction date and ending with the date of judgment associated with defective construction. Since July 1995 the Company has received notices of claims on allegedly defective construction projects where the manifestation of the loss, the immediate cause of the loss, and the first report of the loss, all fall outside of the Company's policy terms. Regardless, under the California Supreme Court's ruling, the Company is compelled to defend the "insured" and contribute to loss settlements.

     Management cannot predict the volume of future Montrose-related claims, the cost of handling the claims, or the ultimate severity of loss associated with such claims, but believes its current reserves are adequate to cover this increase in claims activity, depending on the length of time the recent reporting trends continue. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur.

     The Company has also experienced significant development with respect to loss costs for components of discontinued operations other than construction defect claims. While these other claims are generally more predictable than construction defect claims, there can be no assurance that further upward development of loss costs associated with such claims will not occur.

REINSURANCE

     Reinsurance is generally used to reduce the liability on individual risks and to protect against individual risk or aggregate catastrophic losses. Superior Pacific follows the industry practice of reinsuring a portion of its risks. The availability and cost of reinsurance are subject to prevailing market conditions and may affect Superior Pacific's profitability. Superior Pacific's reinsurance program is based on the security of the reinsurers, coverage, and price. Superior Pacific monitors its reinsurers' financial condition carefully and recoverable losses are pursued aggressively. Occasionally, Superior Pacific is involved in disputes with reinsurers, which, if not settled, may be resolved in arbitration. At December 31, 1997, there were no disputes related to the workers' compensation operations.

     Superior Pacific maintains excess of loss reinsurance contracts with various reinsurers and a quota-share contract with ZRNA, an affiliate of Zurich. Under its current excess of loss contracts (with multiple reinsurers), various reinsurers collectively assume liability on that portion of each loss that exceeds $500,000 on a per occurrence basis, up to a maximum of $150.0 million per occurrence.

     Effective January 1, 1994, SNIC entered into a quota-share reinsurance contract (the "Quota-Share Contract") with ZRNA. Under the Quota-Share Contract, ZRNA may provide Superior Pacific with an Assumption of Liability Endorsement ("ALE") facility, or, effective January 1, 1997, Superior Pacific may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of Zurich (the "ZCIC Front"). The ceding rate under the contract was 20% for 1994, and ZRNA and Superior Pacific mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior Pacific received ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA under the 1994 -1997 contracts. The purpose of the ceding commission is to cover Superior Pacific's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

     Effective January 1, 1997, the terms of the Quota Share Contract were amended whereby ZRNA increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA no longer received a separate fee for policies written on ALEs, but received an additional 2% of premiums written on ZCIC Front policies only.

     Effective January 1, 1998, the terms of the quota share contract were amended whereby the ceding commission was increased to 27.5% for non-ZCIC and an ALE premium. The ceding commission on ZCIC policies remained at 20%. Further, the additional 2% of premium paid on ZCIC front policies was eliminated.

     Effective February 1, 1998, Superior Pacific entered into an unrelated quota share reinsurance contract under which it cedes 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. Superior Pacific receives a 35% ceding commission on premiums ceded under this contract.

     Superior Pacific entered into a contract with Centre Re effective June 30, 1997, under which Centre Re assumed $10 million of reserves associated with claims open for future medical payments from Superior Pacific in consideration of $1 million in cash and the assignment of the rights of Superior Pacific's contribution and subrogation recoveries during the term of the contract. The contract is accounted for as a deposit, and no gain will be recognized until net cash payments from Centre Re are either greater than Superior Pacific's $1 million premium. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, but it generally does not legally discharge an insurer of its primary liability for the full amount of the policy liability (except for ALEs). If a reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is required to pay the loss. With respect to policies with an ALE, however, in the event that Superior Pacific is unable to meet its claim payment obligations, ZRNA assumes all responsibility for the payment of losses related to the policy. All of the excess of loss reinsurance is with non-affiliated reinsurers.

     Superior Pacific generally enters into its contracts on an annual basis. Superior Pacific has maintained reinsurance contracts with many reinsurers for a number of years. In general, Superior Pacific's reinsurance contracts cover specified underwritten risks. Superior Pacific also from time to time purchases reinsurance covering specific liabilities or policies underwritten. As of December 31, 1997, ZRNA and General Reinsurance Corporation accounted for 24.5% and 21.6%, respectively, of total amounts recoverable by Superior Pacific from all reinsurers on paid and unpaid claims and claim adjustment expenses, and were the only reinsurers that accounted for more than 10% of such amounts.

INVESTMENTS

     The amount and types of investments that may be made by the Company are regulated under the California Insurance Code and rules and regulations promulgated by the DOI. The investments of the Company are primarily managed externally, based upon guidelines and strategies approved by management. The Company's consolidated portfolio consisted almost entirely of fixed income securities as of December 31, 1997. The bond portfolio is heavily weighted toward short to intermediate term, investment grade securities rated "A" or better, with approximately 91% rated "AA" or better.

     Funds withheld assets having carrying and market values of $114.9 million and $117.1 million, respectively, at December 31, 1995, were withheld from Centre Re as collateral under an excess of loss reinsurance contract. These assets were carried as held to maturity until they were returned to Centre Re in 1996 upon the commutation of the reinsurance contract. All investment income and market value risk associated with such assets was Centre Re's. Interest expense in the amount $6.1 million and $8.8 million was paid to Centre Re during 1996 and 1995, respectively. In November 1996, the Company entered into a financing transaction involving Centre Re and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company reached an agreement under which the Company agreed to transfer reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased by $93.1 million.

     The table below contains information concerning the composition of the Company's investment portfolio at December 31, 1997:

                                                              CARRYING
                                                               AMOUNT         MARKET
                     TYPE OF INVESTMENT                         (1)           VALUE
                     ------------------                       --------       --------
                                                                  (IN THOUSANDS)
Bonds (2)
U.S. government and agencies................................  $165,273       $165,273
AA/Aa rated.................................................    21,127         21,127
A rated.....................................................    12,584         12,584
BBB/Baa rated...............................................     2,150          2,150
BB/Ba rated.................................................     4,080          4,080
                                                              --------       --------
  Total Bonds...............................................   205,214        205,214
Invested cash and short-term investments....................    35,376         35,376
Common stocks...............................................     1,526          1,526
                                                              --------       --------
  Total.....................................................  $242,116       $242,116
                                                              ========       ========

(1) Carrying amount is amortized cost for bonds held to maturity and short-term investments. Market value is used for bonds held for sale and common stocks.

(2) Standard & Poor's Corporation defines "AAA" rated securities as "highest rating, extremely strong security," "AA" rated securities as "very strong security," "A" as "strong security," "BBB" as "adequate security," and "BB" as "low quality." Moody's Investor Services, Inc. defines "Aaa" rated securities as "best quality," "Aa" as "high quality," "A" as "strong security," "Baa" as "adequate security," and "Ba" as "low quality."

     The table below reflects investments and interest earned thereon and average annual yield on investments for each year in the five-year period ended December 31, 1997.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Total investments at end of period..........  $242,116   $149,440   $163,951   $174,345   $144,778
Net investment income before taxes..........  $ 12,674   $  7,769   $  9,784   $  9,049   $  9,550
Average annual yield on ending investment
  portfolio (before taxes)..................      5.2%       5.2%       5.9%       5.2%       6.6%

     In monitoring its asset and liability match, the Company attempts to keep the investment duration at the mid-point of its anticipated payout pattern of claims. As of December 31, 1997, the investments under the Company's management had a duration of 2.90 years.

     The table below sets forth the maturity profile of the Company's bond portfolio at market value as of December 31, 1997:

                                                                BONDS RATED (1)
                                           ----------------------------------------------------------
                                           AAA/AAA     AA/AA       A      BBB/BAA   BB/BA     TOTAL
                                           --------   -------   -------   -------   ------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
1 year or less...........................  $ 25,086                                          $ 25,086
More than 1 year, through 3 years........     9,038               5,544                        14,582
More than 3 years, through 5 years.......    11,988    15,120     3,020                        30,128
More than 5 years, through 10 years......    26,519     6,007     4,020    2,150     4,080     42,776
More than 10 years, through 15 years.....     2,866                                             2,866
More than 15 years.......................    89,776                                            89,776
                                           --------   -------   -------   ------    ------   --------
Total....................................  $165,273   $21,127   $12,584   $2,150    $4,080   $205,214
                                           ========   =======   =======   ======    ======   ========

(1) Standard & Poor's Corporation defines "AAA" rated securities as "highest rating, extremely strong security," "AA" rated securities as "very strong security," "A" as "strong security," "BBB" as "adequate security," and "BB" as "low quality." Moody's Investor Services, Inc. defines "Aaa" rated securities as "best quality," "Aa" as "high quality," "A" as "strong security," "Baa" as "adequate security," and "Ba" as "low quality."

INFORMATION SERVICES

     Superior Pacific emphasizes the development of personal computer based information and processing systems for use in all areas of its business and to that end strives to maintain a creative, flexible, and dynamic data processing capability that (i) enhances the effectiveness of its employees' underwriting, policy administration, and claims activities, (ii) provides detailed, real-time and near real-time information to management for control and administration purposes, and (iii) provides marketing benefits through improved customer service. The Company believes that these systems give it a significant competitive advantage over competitors that lack such systems. Superior Pacific expensed or capitalized 3.7%, 4.2%, and 3.3% of direct premiums written in 1997, 1996, 1995, respectively.

     Data Warehouse Decision Support System. In 1993 the Company developed SWAMI(R), its proprietary "data warehouse decision support" system. Beginning with the installation of SWAMI(R), Superior Pacific adjusted the Company's monitor and feedback cycle to no less frequently than weekly, and, in many respects, to a daily basis. Management believes this to be necessary due to the information intensive nature of the insurance business; lack of information represents a major aspect of underwriting risk. Accordingly, SWAMI(R) was developed to provide quality, detailed, real-time and near real-time information to management as needed to reduce the risk represented by lack of information. The SWAMI(R) system has been constantly enhanced since its implementation. Management believes that SWAMI(R) is the first comprehensive "data warehouse decision support" system developed in the insurance industry.

     Underwriting. The Company's underwriting system is a fully-integrated rating, quoting, and policy issuance system for use both internally and remotely from producers' offices. The system contains edit and blocking features that prohibit underwriters from issuing policies associated with business that is deemed inappropriate or undesirable by management, or that may be inappropriately priced. Detailed information for each producer can be instantaneously reviewed on an accident year, policy year, or calendar year basis. The system provides analytical information as to producers, underwriters, or branch operations, which management uses to take corrective action with respect to unprofitable producers or ineffective staff. The system permits management to evaluate commissions, in force business, collections activity, and product pricing, in detail, utilizing information that is no more than 24 hours old.

     Policy Administration. Policy administration, including premium collection and audit activities, is fully automated. In addition to traditional "agency" billing services, the Company's collections capabilities also include direct bill, automatic withdrawals from policyholders' bank accounts, and credit card billings, which, management believes, dramatically improve credit experience and policy persistency.

     Claims Administration. The core of the claims system is a proprietary document imaging system that, combined with sophisticated workflow protocols, improves the productivity of the Company's claims staff.

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

     The Company does not believe that it will incur any material expenditures or liabilities as a result of the "year 2000" problem in computer software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Strategy."

COMPETITION

     California is the country's largest workers' compensation insurance market. Competitive pressures in the California workers' compensation market increased with the implementation of open rating in January, 1995. As a result, total direct premiums written for the California market decreased from $9.0 billion in 1993 to $5.0 billion in 1996. More recently, certain fundamentals of the workers' compensation market in California have improved, as demonstrated by an actual improvement in premium pricing of 0.5% for the year ended December 31, 1997, as compared to the same period in 1996.

     The workers' compensation insurance industry in California is extremely competitive. Many of Superior Pacific's competitors have been in business longer, have a larger volume of business, offer more diversified types of insurance coverage, have greater financial resources, and have greater distribution capabilities than Superior Pacific. Of the approximately 300 companies that report to the WCIRB that they write workers' compensation insurance, the Company believes that Liberty Mutual Insurance Companies, California Compensation Insurance Company, and American International Group are the largest private sector underwriters of workers' compensation insurance in California. Superior Pacific believes the dominant competitor in the California workers' compensation industry is the State Fund. As a result of the Acquisition, the Company believes that, excluding the State Fund, it is the eighth largest California workers' compensation insurer overall, based upon 1996 direct premiums written.

     The workers' compensation market is commodity-oriented, highly fragmented, and reflective of intense price competition. Nevertheless, because each risk is unique in terms of insurance exposure, different insurers can develop widely divergent estimates of prospective losses. Most insurers attempt to segment classes within markets so that they target the more profitable sub-classes with lower, although adequate, rates given the estimated profitability of the segment. In some cases, no statistics are available for the sub-classes involved, and the insurer implements discounted rate structures based solely on theoretical judgment. Finally, different insurers have widely-divergent internal expense positions, due to distribution methods, economies of scale, and efficiency of operations. Therefore, although workers' compensation insurance is a commodity, the price of insurance does not necessarily reflect commodity pricing. Superior Pacific's existing and prospective customer bases are vulnerable to competition, especially from larger insurers that at any time are capable of penetrating Superior Pacific's markets with products priced at levels substantially below Superior Pacific's.

RATINGS

     Superior Pacific is currently rated "BBB" by S&P, a claims paying rating it has held since 1995. Insurance companies rated "BBB" are considered by S&P to offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. A.M. Best has currently assigned a "B+" (Very Good) rating to Superior Pacific, a rating it has held since 1995. A.M. Best's ratings are based upon an evaluation of a company's: (i) financial strength (leverage/capitalization, capital structure/holding company, quality, appropriateness of reinsurance program, adequacy of loss/policy reserves, quality, diversification of assets, and liquidity); (ii) operating performance (profitability, revenue composition, and management experience and objectives); and (iii) market profile (market risk, competitive market position, spread of risk, and event risk). A "B+" rating is assigned to companies that have on balance, in

A.M. Best's opinion, very good financial strength, operating performance, and market profile when compared to the standards established by A.M. Best, and have a good ability to meet their ongoing obligations to policyholders. "B+" is A.M. Best's sixth highest rating classification out of 15 ratings. A.M. Best's and S&P's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders and are not based upon factors concerning investors. Such ratings are subject to change and are not recommendations to buy, sell, or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. The Company's A.M. Best rating is lower than that of many of its competitors. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position.

     In addition, the Company currently maintains a facility that allows it to offer certain policyholders insurance policies written by a Zurich affiliate having an A.M. Best "A" rating.

REGULATION

     SNIG and its insurance subsidiaries are subject to extensive governmental regulation and supervision. Regulations relate to such matters as the filing of premium rates and policy forms, adequacy of reserves, types and quality of investments, minimum capital and surplus requirements, deposits of securities for the protection of policyholders, statutory financial reporting, and restrictions on shareholder dividends. SNIG and its insurance subsidiaries are also subject to periodic examination by the DOI. In addition, assessments are made against Superior Pacific to cover liabilities to policyholders of insolvent insurance companies. The regulation and supervision of insurance companies by state agencies is designed principally for the benefit of policyholders, not shareholders. SNIG believes that it and its subsidiaries are in material compliance with state regulatory requirements that are relevant to their respective businesses.

     The DOI Triennial Examination of SNIC, which covered the three years ended December 31, 1994, was completed in 1996 and indicated no material issues or actions needed to be taken by SNIC in either its operations or financial statements. SPCC's Triennial Examination, which was completed in 1996, resulted in an additional $18.5 million of claim and claim adjustment expense reserves being recorded as of December 31, 1996. An additional $12.0 million in claim and claim adjustment expense was recorded by SPCC in the first quarter of 1997. These events preceded SPCC's acquisition on April 11, 1997.

     The California Insurance Code requires the DOI to approve any proposed change of control of the Company. For such purposes, "control" is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing more than 10% of the voting securities of the Company.

     The California Insurance Code also limits the amount of dividends or distributions an insurance subsidiary may pay without DOI approval in any 12-month period to the greater of (a) net income for the preceding year or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Payments of greater amounts require the approval of the DOI. The maximum dividends permitted under the California Insurance Code are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's competitive position, the amount of premiums that can be written, and the ability to pay future dividends. Further, the California Insurance Code requires that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

     In 1989, 1991, 1993 and 1995, various workers' compensation reform laws that were passed into law by the California Legislature materially impacted the Company's rates, claims experience, financial condition and results of operations.

     Under the last important measure, adopted in 1993 and declared effective as of January 1995, California's minimum rate law was replaced by an open rating system. Under this new rating system, individual insurance companies file rates and rules not less than 30 days prior to their effective date, and such rates and rules can only be disapproved by the DOI after a hearing and only on the basis of solvency, market share, or improper filing. Superior Pacific cannot predict the ultimate effect of open rating on its workers' compensation business, but during the first three years of open rating, the intense price competition that ensued led to lower average premiums per policy. Rates stabilized in 1996, and appeared to increase slightly during 1997. Superior Pacific believes the rates it has filed with the DOI are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace.

     The California legislature passed, and the DOI has issued its guidelines with respect to the implementation of, Assembly Bill 1913 ("AB 1913"). AB 1913 causes, among other things, the experience modification factor of a current workers' compensation policy and the immediately preceding two policies (regardless of carrier) to be subject to revision if a claim used in a modification closes on or after January 1, 1995, for a value of 60% or less of its highest earlier reported value, if the highest reported incurred value was $10,000 or more. This was amended effective January 1, 1998. Under the new rules of AB 1913, if the aggregate amount of incurred claims changes by more than 60% or less, than the WCIRB will calculate a new experience modification factor. Such a change in the experience modification factor will require the current workers' compensation carrier to return a portion of a policyholders' premium for the current and preceding two policies' periods regardless if the current carrier was the insured's previous carrier. WCIRB estimates of the ultimate cost to California workers' compensation underwriters range from 1% to 2.5% of 1996 premium; however, these estimates are based upon broad industry estimates and could vary significantly from company to company based upon the type of claims incurred, size of employer, and employer industry group. Because of the uncertainty and variability regarding the effects of AB 1913, no reasonable estimate of the cost can be made. The Company paid approximately $2.0 million in AB 1913 refunds in the year ending December 31, 1997.

     Proposed federal legislation has been introduced from time to time in recent years that would provide the federal government with substantial power to regulate property and casualty insurers, including state workers' compensation systems, primarily through the establishment of uniform solvency standards. Proposals also have been discussed to modify or repeal the antitrust exemption for insurance companies provided by the McCarran-Ferguson Act. The adoption of such proposals could have a material adverse impact upon the operations of the Company.

     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the "NAIC") has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The NAIC model law has been incorporated into the California Insurance Code. The RBC formula for property and casualty insurance companies measures four major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk, (iii) declines in asset values arising from investment risks, and (iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

     The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus as a percentage of the RBC amount falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1997, the RBC ratios of SNIC and SPCC were in excess of the Company Action Level, the first trigger level that would require regulatory action.

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios may lead to increased regulatory oversight. Based on its 1997 statutory financial statement, SNIC was within the usual range of all twelve IRIS tests, and SPCC fell outside the usual range of three of the twelve IRIS tests. SPCC was outside of the usual range of the tests measuring change in net writings, two-year overall operating ratio, and two-year reserve development to surplus. The unusual values were the result of 1996 claim and claim adjustment expense reserve increases, and the runoff of SPCC's premium in force during 1997.

     Early in 1998, the NAIC completed a project to codify SAP, as prior SAP does not address all accounting issues and differed from state to state. The codification replaced prescribed or permitted practices as the new comprehensive statutory basis of accounting for insurance companies. Final implementation of codification is required as of December 31, 1999. Due to the recent implementation of the project, the Company has not yet quantified the impact such changes may have on the statutory capital and surplus or statutory results of operations of SNIC and SPCC. The impact of adopting this new comprehensive statutory basis of accounting may, however, materially impact statutory capital and surplus.

     It is not possible to predict the future impact of changing state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 410 employees, none of whom was covered by a collective bargaining agreement.

RISK FACTORS

     The following risk factors should be carefully reviewed in addition to the other information included in this Annual Report on Form 10-K.

Uncertainty Associated with Estimating Reserves for Unpaid Claim and Claim Adjustment Expenses

     The reserves for unpaid claim and claim adjustment expenses established by the Company are estimates of amounts needed to pay reported and unreported claim and related claim adjustment expenses based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability, market conditions and other factors. The establishment of adequate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not materially exceed the Company's reserves for claim and claim adjustment expenses and have a material adverse effect on the Company's results of operations and financial conditions. Although the Company has recently experienced reduced claims frequency, there has been an increase in claims severity for injuries sustained in 1995 and thereafter. In response, the Company has undertaken the Claims Severity Management Program. There can be no assurance that such program will have the effect the Company anticipates. See "Business -- Claims Severity Management Program." Due to the inherent uncertainty of estimating reserve amounts, it has been necessary, and may over time continue to be necessary, to revise estimates of the Company's reserves for claim and claim adjustment expenses in response to trends in claim severity, judicial theories of liability, market conditions and other factors. The historic development of reserves for claim and claim adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information. See "Business -- Claim and Claim Adjustment Expense Reserves."

Uncertain Pricing and Profitability

     One of the distinguishing features of the insurance industry, including the workers' compensation insurance industry, is that its products generally are priced before its costs are known because premium rates usually are determined before losses are reported. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry. Increases in surplus have generally been followed by increased price competition among workers' compensation insurers. For these reasons, together with the commencement of open rating in January, 1995, the California workers' compensation insurance business in recent years has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing for its policies. Changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. Product enhancements also present special issues in establishing appropriate premium levels in the absence of sufficient experience with such products' performance. See "Business -- California Workers' Compensation Market" and "-- Underwriting."

     The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of workers' compensation insurers to increase prices in response to declines in profitability or market demand. In addition, the reported profits and losses of a workers' compensation insurance company are also determined, in part, by the establishment of, and adjustments to, reserves reflecting estimates made by management as to the amount of claim and claim adjustment expenses that will ultimately be incurred in the settlement. of claims. The ultimate liability of the insurer for all claim and claim adjustment expenses reserved at any given time will likely be greater or less than these estimates, and differences in the estimates may have a material adverse effect on the insurer's financial position, results of operations or cash flows in the future periods. See "Business -- Claim and Claim Adjustment Expense Reserves."

Risks of Acquisitions

     The Company may pursue acquisitions of insurance companies or other companies related to the California workers' compensation insurance market that can be acquired on acceptable terms and which the Company believes can be operated profitably. Some of these acquisitions could be material in size and scope. The Company believes that its future growth may depend, in part, upon the successful implementation of this strategy. While the Company will continually be searching for acquisition opportunities, there can be no assurance that the Company will be successful in identifying suitable acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that the Company will consummate such acquisitions. The Company may in the future face increased competition for acquisition opportunities, which may inhibit its ability to consummate suitable acquisitions or increase the expense of completing acquisitions. In addition, to the extent that the Company's strategy results in the acquisition of businesses, such acquisitions could pose a number of special risks, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the integration of acquired assets with existing assets, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, and the loss of key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "-- Year Ended December 31, 1997 as compared to year ended December 31, 1996."

Leverage

     As of December 31, 1997, the Company had $113 million of long term debt outstanding, comprised of $105 million in Senior Subordinated Notes and $7.6 million in the form of a capital lease. The Company's ratio of earnings to fixed charges and distributions on Preferred Securities was 1.98 to 1.

     The Indenture pursuant to which the Senior Subordinated Notes were issued permits the Company to incur additional indebtedness, subject to certain limitations. Management believes that cash flow from operations and existing funds available for payments of principal and interest will be adequate to permit the Company to make its required payments of principal and interest on its indebtedness, although there can be no assurance that this will be the case. To the extent that cash flow from operations is insufficient to satisfy the Company's cash requirements, the Company may seek to raise funds from additional borrowings or equity financings, by restructuring, or by acquiring other businesses that would provide cash flow (in all such cases to the extent permitted by the Indenture). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." There can be no assurance that such actions could be effected on satisfactory terms, in a timely manner, or at all, that would enable the Company to make any payments due on the Senior Subordinated Notes or that any such actions would be permitted under the related Indenture.

     The degree to which the Company is leveraged could have adverse consequences, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes, (ii) the Company's ability to obtain additional financing in the future for working capital, acquisitions or other purposes may be impaired, (iii) certain of the Company's borrowings may be at variable rates of interest, which would expose the Company to the risk of higher interest rates, (iv) the Company's flexibility in planning for or reacting to changes in market conditions may be limited, (v) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage, and (vi) the Company may be more vulnerable in the event of a downturn in its business. The Company's ability to satisfy its obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company.

Variability of Workers' Compensation Insurance Business

     The workers' compensation insurance business is affected by many factors that can cause fluctuations in the results of operations of companies participating in this business. Many of these factors are not subject to the control of the Company. For example, an economic downturn in California could result in an increase in the number of claims and less demand for workers' compensation insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in the Company's underwriting results and net income. See "Business -- Regulation" and "-- Ratings."

Highly Competitive Businesses

     The Company writes exclusively workers' compensation insurance, which is a highly competitive business. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance the Company will be able to compete effectively against such competitors in the future. The Company's competitors include other companies which, like the Company, serve the independent agency market, as well as companies which sell insurance directly to insureds. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than an independent agency and, potentially, reduced acquisition costs. In addition, certain competitors of the Company have decreased their prices from time to time in an attempt to gain market share. The Company believes that to compete successfully in the workers' compensation business it will have to market and service a level of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given the Company will be able to compete successfully if its current level of premiums decreases significantly. See "Business -- Competition."

Importance of an A.M. Best Rating

     One factor in an insurer's ability to compete effectively is its A.M. Best rating. The Company's A.M. Best, "B+" (Very Good), rating is lower than that of many of its competitors. A "B+" rating is assigned to companies which have on balance, in A.M. Best's opinion, very good financial strength, operating performance and market profile when compared to the standards established by A.M. Best, and have a good ability to meet their ongoing obligations to policyholders. "B+" is A.M. Best's sixth highest rating classification out of 15 ratings. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investors. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position. See "Business -- Ratings."

Geographic Concentration

     The Company writes workers' compensation insurance almost exclusively in the State of California; consequently, the Company will be significantly affected by changes in the regulatory and business climate in California. See "Business -- Regulation."

Availability of Net Operating Loss Carryforwards

     As of December 31, 1997, SNIG had available approximately $130.2 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by it for periods after December 31, 1997. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. SNIG's ability to pay interest on the Senior Subordinated Notes may be dependent on the continued availability of the NOLs until their normal expiration. On April 11, 1997, SNIG reincorporated in Delaware and in doing so adopted certain restrictions on the transfer of its Common Stock in its Certificate of Incorporation, intended to prevent a change in ownership under Section 382 of the Internal Revenue Code, which change could materially limit the availability of the NOLs. In addition, all holders of outstanding warrants to purchase SNIG common stock entered into a Standstill Agreement in which they agreed not to exercise such warrants until such time as their exercise would not result in a change of ownership for purposes of Section 382. The transfer restrictions adopted in SNIG's Certificate of Incorporation and the Standstill Agreement serve to reduce, but not necessarily eliminate, the risk that Section 382 would be applied to limit the availability of the Company's NOLs. In the event that transfers occur in violation of the transfer restrictions, there can be no assurance the Internal Revenue Service ("IRS") will not assert such transfers have federal income tax significance notwithstanding the transfer restrictions, or that a court might hold the transfer restrictions to be unenforceable. In addition, the Board of Directors of SNIG has the power to waive the transfer restrictions and enter into a transaction that may result in an ownership change for purposes of Section 382 that would limit the use of the NOLs. The Board of Directors would only permit such transaction after making a determination that the issuance or transfer of equity securities is in the best interests of the Company, after consideration of the risk that an ownership change might occur and any additional factors that the Board of Directors deems relevant (including possible future events). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Taxes" and "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party control."

Future Growth and Continued Operations Dependent on Access to Capital

     The underwriting of workers' compensation insurance is a capital intensive business. The Company must maintain minimum levels of surplus in SNIC and SPCC in order to continue to write business and meet the other related standards established by insurance regulatory authorities and insurance rating bureaus.

     The Company achieved premium growth in 1997 as a result of its acquisition of SPCC. It intends to continue to pursue acquisition and internal growth opportunities. Among the factors that may restrict the Company's future growth is the availability of capital. Such capital will likely have to be obtained through debt or equity financing or retained earnings. There can be no assurance that the Company will have access to sufficient capital to support future growth and also satisfy the capital requirements of rating agencies and regulators. In addition, the Company may require additional capital to finance future acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Importance of Reinsurance

     In order to reduce its underwriting risk, the Company purchases reinsurance. SNIC and SPCC follow the industry practice of reinsuring a portion of their respective risks. Reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to amounts not recoverable from reinsurers. Although the Company places its workers' compensation reinsurance with reinsurers that are "A" rated or higher by A.M. Best and which the Company generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations.

     The amount and cost of reinsurance available to companies specializing in workers' compensation insurance are subject, in large part, to prevailing market conditions beyond the control of such companies. The Company's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position.

     Due to continuing market uncertainties regarding reinsurance capacity, no assurances can be given as to the Company's ability to maintain its current reinsurance facilities, which generally are subject to annual renewal. If the Company is unable to renew such facilities upon their expiration, the Company may need to reduce the levels of its underwriting commitments. See "Business -- Reinsurance."

Risks Associated with Investments

     The Company's results of operations depend in part on the performance of its invested assets. As of December 31, 1997, virtually all of the Company's investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default, price volatility in reaction to changes in interest rates and general market factors, and in the case of certain asset backed securities, prepayment and reinvestment risk. See "Business -- Investments."

Comprehensive State Regulation

     The Company is subject to comprehensive regulation by government agencies in California and Arizona. The nature and extent of that regulation typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, limitations on dividends, filing of premium rates and policy forms, solvency standards, minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, limitation of the right to cancel or nonrenew policies in some lines, regulation of the right to withdraw from markets, requirements to participate in residual markets, licensing of insurers and agents, deposits of securities for the benefit of policyholders, reporting and satisfying certain regulatory standards with respect to financial condition, and other matters. In addition, state insurance department examiners perform periodic financial and market conduct examinations of insurance companies and dictate the accounting practices to be used by insurance companies when reporting to regulatory authorities. Such regulation is generally intended for the protection of policyholders rather than security holders. No assurance can be given that future legislative or regulatory changes will not adversely affect the Company. See "Business -- Regulation."

Holding Company, Structure; Dividend and Other Restrictions

     SNIG is a holding company whose principal asset is the capital stock of its subsidiaries. SNIG relies primarily on dividends and other payments from SNIC and SPCC to meet its obligations to creditors and to pay corporate expenses, including the principal and interest on the Senior Subsidiaries Notes. SNIC and SPCC are domiciled in the State of California, which limits the payment of dividends and other distributions by insurance companies. Under California law the maximum aggregate amount of dividends permitted to be paid in 1998 without regulatory approval by SNIC is $7.2 million and by SPCC is $3.1 million. In addition, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividends or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. See "Business -- Overview" and "-- Regulation" and "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Dependence Upon Producers

     Superior Pacific depends on outside producers to provide it with insurance business. The renewal rights of all of such business written are owned by the producers, and not by Superior Pacific. While Superior Pacific believes that its relationships with its producers are generally excellent, there can be no assurance that producers will not move business currently written by Superior Pacific to another carrier. If renewal rates were to drop significantly at Superior Pacific as a result of producers moving business to other carriers, or if producers were to deliver less business of the type Superior Pacific prefers to underwrite, then the earnings of Superior Pacific could be adversely affected.

     Approximately $39.3 million (26.8%), $47.0 million (25.0%), and $44.0 million (26.0%) of Superior Pacific's premiums for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from 10 producers. The loss of any of these producers could have a material adverse effect on Superior Pacific. See "Business -- Marketing."

Premium Volume Concentration

     Approximately 65.7% of the Company's premium in force is concentrated in 400 non-group policies and 55 group programs that provide annual premium in excess of $50,000. While marketing through group programs to reach smaller policyholders is a means by which the Company can pursue its strategy to underwrite smaller policies, group programs, like large non-group policies, are vulnerable to price competition. If the Company is not able to retain a sufficient number of group programs, the loss of overall premium by the Company could materially and adversely affect the Company's ability to achieve profitability. While the Company expects to write many new, small accounts through its newly acquired relationships with policyholders and producers previously associated with Pac Rim, if the Company fails to underwrite a sufficient number of smaller accounts to offset in part the expected loss of premium from the loss of some of SPCC's larger policies, the loss of overall premium by the Company could materially and adversely affect the Company's ability to achieve profitability. See "Business -- Marketing."

Significant Ownership by Affiliates of Zurich and Related Parties

     Certain affiliates of Zurich collectively own approximately 21% of the Company's Common Stock, on a diluted basis, and less than one percent of the Company's issued and outstanding Common Stock on a non-diluted basis. In addition, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "IP"), own approximately 24% of the Company's Common Stock, on a diluted basis, and approximately 36% of the Company's issued and outstanding Common Stock on a non fully-diluted basis. Certain affiliates of Zurich are limited partners of IP, holding approximately 23% of IP's limited partnership interests. Further, International Insurance Investors, L.P., ("III") owns all of the outstanding Voting Notes (as defined herein) issued by SNIG. Certain affiliates of Zurich are limited partners of III and hold approximately 32% of III's limited partnership interests. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Transactions with IP-Limitation on Related Party Control." Five of the Company's eleven directors have relationships with such parties. Consequently, such parties have significant influence over the management of the Company and have a significant portion of the votes needed to approve any action requiring stockholder approval, including adopting amendments to SNIG's Certificate of Incorporation and approving certain actions, such as mergers or sales of all or substantially all of the Company's assets, which could cause a Change of Control or otherwise materially affect the Company's financial condition.

Dependence on Key Personnel in Connection with Future Success

     The future success of the Company depends significantly upon the efforts of certain key management personnel, including William L. Gentz, a director and the President and Chief Executive Officer, J. Chris

Seaman, a director, an Executive Vice President and the Chief Financial Officer, and Arnold J. Senter, an Executive Vice President and the Chief Operating Officer. A loss of any of these officers or other key employees could materially and adversely affect the Company's business. See "Management -- Executive Officers."

ITEM 2.  BUSINESS PROPERTIES

     The Company's principal executive offices are located in Calabasas, California and are subject to a lease that expires in 2000. The Company also leases space for branch offices in Woodland Hills, Pleasanton, Sacramento, and Fresno (all in California). Such leases expire in 2002, 2003, 2001, and 2000, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of SNIG's, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     SNIG's common stock (the "Common Stock") is listed and traded on The Nasdaq National Market under the trading symbol "SNTL". "The Nasdaq National Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to a quotation dissemination, trade reporting, and order execution system. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. Nasdaq consists of two distinct market tiers:
The Nasdaq National Market and The Nasdaq SmallCap Market. Nasdaq is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Set forth below are the quarterly high and low closing sale prices for the Common Stock as reported to SNIG by those broker-dealers believed by SNIG to be most active in making a market in the Common Stock. As SNIG's Common Stock was not approved for listing on The Nasdaq National Market until March 5, 1996, quotations prior to SNIG's being listed on Nasdaq are inter-dealer prices (giving effect to the May 25, 1995, four-into-one reverse stock split), without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                                      HIGH      LOW
                                                                     ------    ------
1997
        Fourth quarter...........................................    $15.25    $14.00
        Third quarter............................................    $15.50    $13.25
        Second quarter...........................................    $13.63    $11.63
        First quarter............................................    $15.25    $11.25
1996
        Fourth quarter...........................................    $13.75    $ 9.88
        Third quarter............................................    $10.75    $ 7.13
        Second quarter...........................................    $ 8.00    $ 4.87
        First quarter............................................    $ 5.63    $ 4.87
1995
        Fourth quarter...........................................    $ 6.00    $ 4.75
        Third quarter............................................    $ 5.50    $ 4.75
        Second quarter...........................................    $ 5.00    $ 4.00
        First quarter............................................    $ 5.40    $ 4.60

     As of March 1, 1998, the number of shareholders of record of SNIG's Common Stock was 261 and 5,962,766 shares of Common Stock were outstanding on that date.

     The Company believes the increase in price in the third and fourth quarter of 1996 and the first quarter of 1997 was primarily due to the announcement of the Pac Rim acquisition. The Pac Rim acquisition was completed on April 11, 1997.

     The Company's current policy is to retain its earnings for use in its business; it has paid no cash dividends to its stockholders in its two most recent fiscal years and has no present intention of paying cash dividends in the foreseeable future. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company's operating results, financial condition and capital requirements, general business conditions, and other relevant factors, including legal restrictions applicable to the payment of dividends by SNIC and SPCC. The California Insurance Code restricts the dividends or distributions an insurance subsidiary may pay in any 12-month period to the greater of (a) net income for the preceding year, or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Payments of greater amounts require the approval of the DOI. Because the Company conducts no substantial business other than through

SNIC and SPCC, SNIG would be dependent upon dividends from SNIC and SPCC in order to pay dividends to SNIG's stockholders.

     During the fiscal year ended December 31, 1997, the Company, through a series of grants to certain employees pursuant to its 1995 Stock Incentive Plan, awarded (a) an aggregate of 36,450 shares of restricted Common Stock, which shares are subject to the Company's right of repurchase, and (b) options to purchase an aggregate of 132,257 shares of Common Stock, vesting in equal annual increments of 20% from the date of grant of such option and having exercise prices ranging from $11.38 to $14.875 per share. In issuing such securities, the Company relied on a Registration Statement on Form S-8, promulgated pursuant to the Securities Act.

UNREGISTERED SALES OF SNIG'S EQUITY SECURITIES DURING LAST FISCAL YEAR

     On December 3, 1997, the Trust, a direct subsidiary of SNIG, issued and sold $105.0 million in aggregate liquidation amount of its 10 3/4% Trust Preferred Securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulations D and S thereunder, as transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by Donaldson, Lufkin & Jenrette Securities Corporation and Chase Securities Inc., as the initial purchasers (the "Initial Purchasers") of the Trust Preferred Securities, to be "qualified institutional buyers" (as defined by Rule 144A under the Securities
Act), other institutional "accredited investors" (as defined in Rule 501(a)(1),
(2), (3) or (7) under the Securities Act) or in transactions complying with the provisions of Regulation S under the Securities Act. In view of the fact that the proceeds of the sale of the Trust Preferred Securities were invested in the Senior Subordinated Notes, the Company paid the Initial Purchasers, as compensation, $29.50 per Trust Preferred Security (or approximately $3.01 million in the aggregate). The Trust Preferred Securities are traded in the Private Offering, Resales and Trading through Automated Linkages ("PORTAL") Market. See Note (9) to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Pursuant to its agreement with the Initial Purchasers, the Company and the Trust filed with the SEC a registration statement (the "Registration Statement") covering an offer to exchange the Trust Preferred Securities, Senior Subordinated Notes and related Company Guarantee (as defined herein) for substantially similar securities. The Registration Statement was declared effective on January 16, 1998 and in February 1998, the exchange offer was completed, with the participation of substantially all of such securities.

ITEM 6.  SELECTED FINANCIAL DATA

            SELECTED FINANCIAL DATA -- YEARS ENDED 1993 THROUGH 1997 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

                                                 OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
                                       --------------------------------------------------------------
                                        1997(1)        1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
REVENUES:
  Gross premiums written.............  $  159,352   $   99,282   $   97,084   $  134,769   $  157,986
  Net premiums written...............     136,929       87,715       89,139      105,946      154,431
  Net premiums earned................     140,920       88,648       89,735      110,418      153,585
  Net investment income (excluding
     capital gains and losses).......      12,630        7,738       10,309        9,014        8,481
  Net capital gain (loss)............          44           31         (525)          35        1,069
  Other income (expense), net........        (817)         186         (536)        (340)        (743)
                                       ----------   ----------   ----------   ----------   ----------
     Total revenues..................     152,777       96,603       98,983      119,127      162,392
EXPENSES:
  Claim and claim adjustment
     expenses, net of reinsurance....      90,447       55,638       53,970       78,761      113,817
  Underwriting and general and
     administrative expenses.........      37,695       34,138       29,447       21,660       28,779
  Policyholder dividends.............          --       (5,927)      (5,742)       4,983       11,371
  Goodwill amortization..............       1,039           --           --           --           --
  Interest expense...................       6,335        7,527        9,619        8,726        6,221
  Income from continuing operations
     before preferred securities and
     extraordinary
     items -- pre-tax................      17,261        5,227       11,689        4,997        2,204
  Income tax benefit (expense).......       1,788         (739)       5,849           (4)       2,304
  Accretion on preferred
     securities -- pre-tax...........      (4,650)      (2,525)      (2,255)      (1,035)          --
  (Loss) from operations of
     discontinued P&C
     operations -- pre-tax(2)........          --           --      (14,912)          --       (4,532)
  Extraordinary (loss) -- pre-tax....     (19,540)          --           --       (3,064)        (686)
  Cumulative effect of change in
     accounting for income taxes.....          --           --           --           --        2,297
                                       ----------   ----------   ----------   ----------   ----------
     Net income (loss)(4)............  $   (5,141)  $    1,963   $      371   $      894   $    1,587
BASIC EPS(3)
  Income before items below -- after
     all taxes.......................  $     3.63   $     1.31   $     5.12   $     1.45   $     1.31
  Preferred Securities -- pre-tax....       (0.89)       (0.74)       (0.66)       (0.30)          --
  Discontinued Operations --
     pre-tax.........................          --           --        (4.35)          --        (1.32)
  Extraordinary Items -- pre-tax.....       (3.72)          --           --        (0.89)       (0.20)
  Cumulative Effect of Change in
     Accounting -- pre-tax...........          --           --           --           --         0.67
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)..................  $    (0.98)  $     0.57   $     0.11   $     0.26   $     0.46
                                       ==========   ==========   ==========   ==========   ==========

                                                 OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
                                       --------------------------------------------------------------
                                        1997(1)        1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
DILUTED EPS(3)
  Income before items below -- after
     all taxes.......................  $     2.71   $     0.93   $     4.44   $     0.97   $     0.94
  Preferred Securities -- pre-tax....       (0.66)       (0.52)       (0.57)       (0.20)          --
  Discontinued Operations --
     pre-tax.........................          --           --        (3.78)          --        (0.95)
  Extraordinary Items -- pre-tax.....       (2.79)          --           --        (0.60)       (0.14)
  Cumulative Effect of Change in
     Accounting pre-tax..............          --           --           --           --         0.48
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)..................  $    (0.74)  $     0.41   $     0.09   $     0.17   $     0.33
                                       ==========   ==========   ==========   ==========   ==========
OTHER DATA:
  EBITDA(5)..........................      24,749       14,727       22,652       15,276        9,300
GAAP RATIOS:(6)
  Claim and claim adjustment expense
     ratio...........................       64.2%        62.8%        60.1%        71.3%        74.1%
  Expense ratio......................       26.7%        31.8%        26.4%        24.1%        26.1%
                                       ----------   ----------   ----------   ----------   ----------
  Continuing operations combined
     ratios, net of reinsurance......       90.9%        94.6%        86.5%        95.4%       100.2%
                                       ==========   ==========   ==========   ==========   ==========
  Ratio of earnings to combined fixed
     charges and accretion on
     preferred securities(7).........       1.98x        1.27x        1.87x        1.36x        1.33x
FINANCIAL POSITION:
  Total cash and investments(8)
     Carrying value..................  $  242,116   $  149,440   $  163,951   $  176,878   $  150,179
     Market value....................     242,116      149,440      166,103      172,706      156,744
  Total assets.......................     416,569      306,569      240,781      286,776      264,098
  Long-term debt.....................          30       98,961        8,530        9,730        6,743
  Claim and claim adjustment expense
     liability.......................     201,225      115,529      141,495      171,258      171,038
  Total liabilities..................     255,474      237,807      176,256      227,622      224,044
  Preferred securities issued by
     affiliate.......................     101,277       23,571       21,045       18,790           --
  Net stockholders' equity...........      59,818       45,191       43,480       40,364       40,055
  Book value per share(3)............  $    10.19   $    13.11   $    12.68   $    11.77   $    11.68
  Outstanding shares(3)..............   5,871,279    3,446,492    3,430,373    3,429,873    3,429,873

---------------

(1) The information for the year ended December 31, 1997 includes the financial data of SPCC for the period beginning April 1, 1997.

(2) The Company's losses from discontinued operations resulted principally from contractors' and developers' liability business underwritten from 1986 to 1991.

(3) Adjusted to reflect a four-into-one reverse stock split effective as of May 24, 1995.

(4) Since the Company's inception it has not declared or paid any dividends to its stockholders. Income before items below -- after all taxes has been calculated to include the tax benefits related to the items following.

(5) EBITDA consists of earnings before interest, taxes, minority interest, depreciation, and amortization. EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's cash flow and debt service ability, and should not be considered as an alternative to net earnings and cash flows determined in accordance with GAAP. Because the Company's ability to obtain dividends from its insurance subsidiaries may be subject to certain restrictions, EBITDA is not necessarily indicative of the Company's ability to service its indebtedness.

(6) These ratios are for continuing operations. The claim and claim adjustment expense ratio is calculated by dividing the claim and claim adjustment expenses by net premiums earned. The expense ratio is calculated by dividing the sum of commissions (net of reinsurance ceding commissions), policyholder dividends, and general and administrative expenses by net premiums earned. The combined ratio is the sum of the claim and claim adjustment expense ratio and the expense ratio.

(7) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, earning represent income before the provision (benefit) for income taxes, plus fixed charges. Fixed charges consist of interest expense, amortization of financing costs and the portion of rental expense on operating leases which the Company estimates to be representative of the interest factor attributable to the leases. Preferred stock dividends consist of dividends on approximately $26.6 million in preferred securities having an effective interest rate of 11.7% issued in June 1994 by an affiliate.

(8) Investments as of December 31, 1997 and 1996 are reflected at market value. As of December 31, 1995 and 1994 a portion of the portfolio was classified as held to maturity and was therefore reflected at amortized cost and the remaining portfolio was shown at market value. Investments as of December 31, 1993 are reflected at amortized cost. The changes in portfolio valuation reflect the adoption of Statement of Financial Accounting Standard No. 115, effective for fiscal years following December 15, 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes to be relevant for an understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

     During 1997, the Company entered into three significant extraordinary transactions: the acquisition of Pac Rim Holding Corporation, the parent of SPCC, completed April 11, 1997, the prepayment of approximately $88.6 million of long term debt completed June 30, 1997, and the issuance of $105 million in Trust Preferred Securities by the Trust completed December 3, 1997. The Company's income before preferred securities' dividends and accretion, discontinued operations and extraordinary items was $10.8 million in 1997, as compared to $3.6 million in 1996. The increase of $7.2 million in income before income taxes, preferred securities' dividends and accretion, discontinued operations and extraordinary items was primarily the result of a $4.9 million increase in investment income. The increase of $4.9 million in net investment income is primarily due to increases of $92.7 million and $93.1 million in assets available for investment that resulted, respectively, from the acquisition of SPCC and the November 1996 financing transaction. See
"-- Liquidity and Capital Resources."

     For the year ended December 31, 1997, the Company recorded a net loss of $5.1 million after preferred securities' dividends and accretion, discontinued operations, and extraordinary items, as compared to income of $2.0 million for the year ended December 31, 1996. Net loss per share for the year ended December 31, 1997 was $0.74 (diluted) versus net income per share of $0.41 diluted in 1996. The Company recorded during 1997, $12.9 million in extraordinary losses, net of income tax benefits, as a result of the prepayment of debt or the retirement of debt instruments, as compared to 1996, when no extraordinary losses were recorded. Further, during 1997, the Company recorded $3.0 million in dividend expense and accretion on preferred securities, as compared to $1.7 million in 1996.

     For the year ended December 31, 1996, the Company's net income was $2.0 million, diluted as compared to $0.4 million in 1995. Net income per share for the year ended December 31, 1996 was $0.41 versus $0.09 for the year ended December 31, 1995. Income before preferred securities' dividends and accretion, discontinued operation, and extraordinary loss was $3.6 million for the year ended December 31, 1996, versus $11.7 million in 1995. The decrease in 1996 was due principally to a $5.3 million fee for reinsurance, as well as an increase of $1.7 million from 1995 claims and claims adjustment expense. Income before preferred securities' dividends and accretion, discontinued operations, and extraordinary loss, excluding the above discussed adjustments, was $10.6 million for the year ended December 31, 1996, as compared to $11.7 million for the comparable period of 1995.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Gross premiums written for the years ended December 31, 1997 and 1996 were $159.4 million and $99.3 million, respectively. This increase in gross premiums written represents an increase of $60.1 million or 60.5% for the 1997 policy year as compared to the 1996 policy year. Substantially all of this increase can be attributed to business written related to SPCC. Net premiums written increased $49.2 million or 56.1% to $136.9 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. This increase reflects the increase in gross premiums written. Net premiums earned increased $52.3 million or 59.0% to $140.9 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996.

     For the year ended December 31, 1997, net claim and claim adjustment expenses increased $34.8 million or 62.6% to $90.4 million as compared to $55.6 million for the year ended December 31, 1996. The entire increase of claim and claim adjustment expense relates to the acquisition of SPCC. The net claim and claim adjustment expense ratio increased to 64.2% for the year ended December 31, 1997, as compared to 62.8% for the year ended December 31, 1996. The increase in the claim and claim adjustment expense ratio is due primarily to the 1997 accident year. Although the Company has continued to experience a reduction in the frequency of claims, at the same time there has been an increase in claims severity for injuries sustained in 1995 and thereafter. To address the increasing severity trend, management has put into place the Claims Severity Management Program that is intended to reduce the Company's average ultimate per claim and claim adjustment expense for 1995 and subsequent dates of injury. See "Business -- Claims Severity Management Program."

     Underwriting and general and administrative expenses, excluding policyholder dividends, increased $3.6 million or 10.4% to $37.7 million for the year ended December 31, 1997, as compared to the same period in 1996. This increase primarily resulted from the SPCC acquisition. Excluding the onetime expense of $5.3 million for the cancellation in 1996 of a reinsurance contract, underwriting expenses for 1997 increased $8.9 million or 30.9%. The Company's expense ratio decreased to 26.7% from 38.5% for the year ended December 31, 1997, as compared to 1996. The decrease in the expense ratio from 1997 to 1996 is due to the 1996 one-time charge of $5.3 million previously mentioned, and an increase in premium without a corresponding increase in expense resulting from the SPCC acquisition.

     No policyholder dividends were paid during the year ended December 31, 1997, as compared to $1.3 million of such dividends during fiscal 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest price at a policy's inception under open rating, dividends are currently no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of policyholder dividends as a marketing tool, the Company's management declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, the Company discontinued dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by the Company. Dividends were paid to the extent that a surplus was accumulated from premium on workers' compensation policies.

     Net investment income increased $4.9 million or 63.1% to $12.7 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase in investment income is due to a $92.7 million increase in assets available for investment that resulted from the acquisition of SPCC.

     Interest expense decreased 15.8% to $6.3 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The decline in interest expense is due primarily to the elimination of funds withheld balance, which was partially off-set by the issuance of $105 million of Senior Subordinated Notes in November 1997.

     Discontinued operations claim counts and losses as of December 31, 1997 were 215 and $13.5 million, respectively. These amounts and estimates are consistent with management's expectations. The Company has significant exposure to construction defect liabilities on P&C insurance policies underwritten from 1986 to 1993. Management continues to monitor closely its potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expense on discontinued operations since 1995. Management believes its current reserves are adequate to cover its claim liabilities. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. See "Business -- Discontinued Operations."

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Gross premiums written increased $2.2 million or 2.3% to $99.3 million in 1996 from 1995. The increase in gross premiums written in 1996 was due primarily to the Company's continued strategy of underwriting smaller risks where the competition has been less fierce, as compared to larger policies. Net premiums written decreased $1.4 million or 1.6% to $87.7 million reflecting an increased amount of premiums ceded to reinsurers. Net premiums earned decreased $1.1 million or 1.2% to $88.6 million in 1996 from 1995, reflecting in part, an increase in ceded premiums.

     Claim and claim adjustment expenses increased $1.7 million or 3.1% to $55.6 million in 1996 from 1995, due principally to adverse development in claim and claim adjustment expense reserves related to the 1995 accident year. The claim and claim adjustment expense ratio as a percentage of net earned premium increased slightly to 62.8% in 1996 from 60.1% in the 1995 accident year.

     Underwriting and general and administrative expenses, excluding policyholder dividends, increased $4.7 million or 16% to $34.1 million in 1996 from 1995. The increase in underwriting and general and administrative expenses, excluding policyholder dividends, was due primarily to a $5.3 million adjustment recorded in the second quarter of 1996 for accrued costs related to the cancellation of a reinsurance contract. Underwriting and general and administrative expenses for 1996, excluding the $5.3 million in accrued costs, were $28.8 million as compared to $29.4 million in 1995. The Company's expense ratio, excluding the $5.3 million in accrued costs and policyholder dividends, was 32.5% for 1996, which is comparable to 32.8% in 1995.

     Policyholder dividend expenses for 1996 were comparable to 1995, constituting a decrease in underwriting expense of $5.9 million in 1996 as compared to $5.7 million in 1995.

     Underwriting profit from continuing operations decreased $7.3 million or 60% to $4.8 million in 1996 from 1995, principally due to a $4.7 million increase in underwriting expense. The increase in underwriting and general and administrative expenses was due primarily to the cost of canceling the reinsurance contract discussed above, and $2.0 million in claim and claim adjustment expense due as a result of adverse development on reserves related to prior accident years.

     Net investment income decreased $2.0 million or 20% to $7.8 million in 1996 as compared to 1995. The decline in investment income was due to a decrease in the average investable assets of $11.3 million and a decline in the average portfolio investment yield as a result of generally lower market interest rates in 1996 as compared to 1995. While a financing transaction involving Chase Manhattan Bank and an affiliate of Zurich entered into in November 1996 substantially increased the size of the investment portfolio on which the Company retained investment income, it occurred too late in 1996 to have a material effect on 1996 net investment income results. See "-- Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash inflows are generated from cash collected from policies sold, investment income generated from its existing portfolio, and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims, operating expenses and debt service. For their insurance operations, SNIC and SPCC must have available cash and liquid assets to meet their obligation to policyholders and claimants in accordance with contractual obligations in addition to meeting their ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, management believes the Company's present cash resources are sufficient to meet its needs for the foreseeable future.

     During the year ended December 31, 1997, the Company used $52.4 million of cash in its operations versus $14.9 million in the year ended December 31, 1996. The Company's continued negative cash flow is the result of the Company's premium in force being significantly higher historically versus its current level. The Company anticipates that it will continue to experience the negative cash flow from operations until the claims related to the historically higher premium base have been paid out. The $37.5 million increase in cash used in operations during the year ended December 31, 1997 is primarily due to the addition of the SPCC operations. The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. At December 31, 1997, the Company had total cash and cash equivalents, and investments of $242.1 million and had 99.4% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 90.8% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.0% had ratings of "BBB" or equivalent or better.

     The Company generated $77.3 million from financing activities during the year ended December 31, 1997, as compared to $90.5 million in 1996. The 1996 financing activities consisted primarily of the transaction with The Chase Manhattan Bank discussed below. During 1997, the Company's financing activities were used to fund the acquisition of SPCC, to repay outstanding bank debt, to redeem outstanding preferred stock issued by an affiliate and to refinance existing debt. The Company generated the necessary cash to acquire SPCC from the proceeds of a $44.0 million term loan and the sale of approximately $18.0 million in common stock. Of the approximately $62.0 million raised in such financing transactions, approximately $42.0 million was used to fund the acquisition of SPCC, approximately $6.6 million was used to repay an existing bank loan, $10.0 million was contributed to as capital to SPCC, with the remainder of the funds being used for general corporate purposes, including the payment of related transaction costs.

     On December 3, 1997, the Trust, a wholly owned subsidiary of SNIG, issued its Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNIG, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used to purchase SNIG's Senior Subordinated Notes, all of which were issued in connection with such transaction. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee (the "Company Guarantee") to the holders of such securities a full and unconditional right to enforce the payment of the distributions with respect to such securities. On January 16, 1998, SNIG and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. SNIG used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a SNIG affiliate to an affiliate of Zurich, to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

     Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998. Subject to certain conditions, on or after December 1, 2005, SNIG has the right to redeem the Senior Subordinated Notes, in whole or in part at any time, at call prices ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100% thereafter. The proceeds from any such redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, SNIG has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by SNIG of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, SNIG may commence a new Extension Period, subject to certain requirements.

     In addition, during 1997 the Company repaid approximately $0.6 million of an existing bank loan and $3.7 million of the principal of the term loan used to acquire SPCC.

     In November 1996, the Company entered into a financing transaction involving Centre Re and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company and Chase reached an agreement under which the Company agreed to transfer such reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

     The Company has a reverse purchase facility with a national securities brokerage firm that allows it to engage in up to $20.0 million in reverse purchase transactions secured by either U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse purchase transactions may be rolled from one period to the next, at which time the transaction is repriced. This type of financing allows Superior Pacific a great deal of flexibility to manage short-term investments, avoiding unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of December 31, 1997, the Company had no obligation outstanding under this facility.

     SNIG, as a holding company, depends on dividends and intercompany tax allocation payments from Superior Pacific for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by Superior Pacific. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No dividends were paid during 1997; however SNIC paid $2.9 million to SNIG for its current income taxes.

     The Company is party to several leases principally associated with the Company's home and branch office space, as well as its fixed assets. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment with respect to these leases in 1998 is approximately $7.0 million. These leases expire from 2000 to 2003.

     While the Company does not presently foresee any expenditures during the next twelve months other than those arising in the normal course of business, the Company may seek to expand market share without deviating from its pricing strategy, by seeking strategic alliances, investment opportunities or acquisitions. However there can be no assurances any such opportunities will be realized.

     The effect of inflation on the revenues and net income of the Company during the years ended December 31, 1997, 1996, and 1995 was not significant.

TAXES

     As of December 31, 1997, the Company has available $130.2 million in NOLs to offset taxable income recognized by the Company in periods after December 31, 1997. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Any 5% shift in the current ownership of the Company may result in a "change of ownership" under Section 382 of the Code, and severely limit the Company's ability to utilize NOLs. In an effort to protect these NOLs, the Company's charter documents prohibit 5% owners of the Company's common stock (including holders of options and warrants) from acquiring additional stock and prohibit any additional person or entity from becoming a 5% holder of common stock. The prohibition against changes in ownership by the 5% holders of common stock expires in April 2000. See "Business -- Risk Factors -- Availability of Net Operating Loss Carryforwards."

PRIMARY DIFFERENCES BETWEEN GAAP AND SAP

     The financial statements contained herein have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP"), as opposed to Statutory Accounting Practices ("SAP") prescribed or permitted for insurance companies by regulatory authorities. SAP differs from GAAP principally in the following respects: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized under SAP;
(c) certain assets such as agent's balances over ninety days due and prepaid expenses are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared; (e) the cash flow statement is not consistent with classifications and the presentation under GAAP; (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (h) minimum statutory reserves for losses in excess of the Company's estimates are required.

     In March 1998, the NAIC approved the codification of statutory accounting practices. Included in the codification of statutory accounting practices is the change in the definition of prescribed versus permitted statutory accounting policies that insurance companies use to prepare their statutory financial statements. The company has not yet determined the impact of the adoption of the codification project.

YEAR 2000 STRATEGY

     A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. Commencing January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is in the process of identifying all necessary software changes to ensure that it does not experience any loss of critical business functionality due to the year 2000 issue. The Company has appointed an internal Year 2000 project manager and adopted a three phase approach of assessment, correction and testing. The scope of the project includes all internal software, hardware, and operating systems, and assessment of risk to the business from producers, vendors and other partners in Year 2000 issues. The Company believes that this formal assessment of risk (including the prioritization of business risk), correction (including conversions to new software), and testing of necessary changes will minimize the business risk of Year 2000 from internal systems. The Company plans to complete its Year 2000 conversion not later than December 31, 1998. Although the Company has not completed its Year 2000 project, the Company does not believe the Year 2000 issue will cause any system problems that could have a material adverse effect on the operations of the Company. The Company does not expect the cost associated with its year 2000 project to be material.

SUPPLEMENTARY DATA

     Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share data):

                                                                           QUARTER-TO-DATE ENDED
                                                     ------------------------------------------------------------------
                                                       MARCH 31,         JUNE 30,          SEPT. 30,        DEC. 31,
                                                     -------------    ---------------    -------------    -------------
1997
Earned premiums..................................    $      18,978    $        45,410    $      34,760    $      41,772
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items..........................................    $       1,881    $           382    $       5,460    $       9,538
Net income (loss)................................    $         756    $       (10,530)   $       2,132    $       2,501
Basic earnings per share.........................    $        0.22    $         (1.80)   $        0.36    $        0.42
Diluted earnings per share.......................    $        0.14    $         (1.39)   $        0.28    $        0.32
1996
Earned premiums..................................    $      18,897    $        24,136    $      23,007    $      22,608
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items..........................................    $       1,656    $         1,406    $       1,440    $         725
Net income (loss)................................    $         678    $           526    $         712    $          47
Basic earnings per share.........................    $        0.20    $          0.15    $        0.21    $        0.02
Diluted earnings per share.......................    $        0.17    $          0.12    $        0.15    $        0.01

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"), which was adopted for the year ended December 31, 1997. The Company has changed its method used to compute per share results and restated all prior periods. The impact of SFAS 128 did not have a material effect on the Company's earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods ending after December 15, 1997, including interim periods. SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has not determined the impact of SFAS 130.

     Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods ending after December 15, 1997, including interim periods. The Company's adoption of SFAS 131 will not have any impact on its current financial reporting practices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     Information is set forth below concerning the directors of the Company and the year in which each was first elected as a director of the Company.

                                                                            DIRECTOR
              NAME                 AGE       POSITION WITH THE COMPANY       SINCE
              ----                 ---       -------------------------      --------
C. Len Pecchenino(1).............  70    Director, Chairman of the Board      1988
Steven D. Germain(2).............  44    Director                             1995
Thomas J. Jamieson(1)(3).........  54    Director                             1985
Gordon E. Noble(2)...............  69    Director                             1990
Craig F. Schwarberg(1)(3)........  42    Director                             1992
Robert A. Spass..................  42    Director                             1992
Bradley E. Cooper(2)(3)..........  31    Director                             1992
William Gentz....................  57    President, Chief Executive           1994
                                         Officer and Director
J. Chris Seaman(3)...............  43    Executive Vice President, Chief      1993
Roger W. Gilbert.................  66    Director                             1997

---------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Investment Committee

     No arrangement or understanding exists between any director and any other person pursuant to which any director holds such position. None of the directors has any family relationship to any other director or executive officer of the Company.

     C. Len Pecchenino became a director of the Company in May 1988 and was elected as Chairman in June 1994. He served as the Company's Chief Executive Officer from September 1991 to February 1992 and as the President and Chief Executive Officer from February 1994 to May 1994. He also served as the Chairman from September 1991 to August 1992. Mr. Pecchenino held various executive officer positions, including President and Chief Operating Officer, with IC Industries, Inc. and Pneumo Corporation until his retirement in 1986.

     Steven D. Germain was elected to the Company's Board of Directors in April 1995. From 1988 to 1994 he served as General Counsel to the Centre Reinsurance Group of Companies. Since 1994 he has served as Managing Director of Zurich Centre Group L.L.C., a company that provides management services to the Centre Reinsurance Group of Companies. Mr. Germain continues to serve as a director and as Managing Director, General Counsel and Secretary to Centre Re and as a director, Senior Vice President and Secretary of CentreLine. Mr. Germain is also a director, President, and Chief Executive Officer of Home Holdings, Inc. and a director of certain of its subsidiaries.

     Thomas J. Jamieson has been a director of the Company since December 1985. Since 1971, he has served as President of Jaco Oil Company, and has been a director of Berry Oil Co. since 1993.

     Gordon E. Noble became a director of the Company in October 1990. Since July 1990, he has been Chairman and Chief Executive Officer of Commodore Insurance Services and previously served as Executive Vice President and as a director and member of the Executive Committee of Sedgwick James, an international insurance brokerage and risk management firm.

     Craig F. Schwarberg was appointed to the Board of Directors in March 1992. From 1991 to 1997, Mr. Schwarberg worked for International Insurance Advisors, Inc. ("IIA"), serving as a Managing Director through February 1994. From 1994 to March 1996, Mr. Schwarberg was a director and Chairman of the Board of NACOLAH Holding Corporation. Prior to 1991, he held various positions at Lehman Brothers Inc., most recently as Senior Vice President.

     Robert A. Spass was appointed to the Board of Directors in March 1992. Since 1990, Mr. Spass has served as President and Chief Executive Officer, and a director, of IIA. From 1994 to the present, Mr. Spass has been a Managing Partner of Insurance Partners Advisors, L.P. Prior to 1990, Mr. Spass held various positions at Salomon Brothers Inc, most recently as a Director. Since January 1996, he has served as a director of Highlands Insurance Group, Inc. Since January 1998, he has served as a director of MMI Companies, Inc. From 1990 to 1996, he served as a director of National Reinsurance Holdings Corp. From 1994 to 1997, he served as a director of Unionamerica Holdings plc and from 1994 to 1996 he served as a director of NACOLAH Holding Corporation.

     Bradley E. Cooper became a director of the Company in May 1992. Currently, Mr. Cooper is a Partner of Insurance Partners Advisors, L.P., joining at its formation in 1994. From May 1990 to February 1994, Mr. Cooper served as Vice President of IIA. Prior to 1990, Mr. Cooper was an analyst with Salomon Brothers Inc. Since January 1996, he has served as a director of Highlands Insurance Group, Inc.

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

     Steven B. Gruber became a director of the Company in April 1997. He was a founder of, and since February 1994, has served as a Managing Partner of, Insurance Partners Advisors, L.P. From May 1990 to present, Mr. Gruber has served as the Managing Director of Oak Hill Partners, Inc. and from October 1992 to present, has served as a Vice President of Keystone, Inc. From 1981 to April 1990 he was associated with Lehman Brothers Inc., most recently as Managing Director and Co-Head of high-yield securities. From 1994 to 1997 he served as a director of Unionamerica Holdings plc. He is also a director of Reliant Building Products, Inc. and MVE Inc.

     Roger W. Gilbert became a director of the Company in April 1997. From May 1988 until his retirement in June 1993, Mr. Gilbert served simultaneously as the Chief Executive Officer and Chairman of the Board of TIC Indemnity Co., the Chief Executive Officer of TMIC Insurance Co. Inc., and a California Special Deputy Insurance Commissioner, a position to which he was appointed by the California Insurance Commissioner. Prior to 1988, Mr. Gilbert served as Senior Vice President and director of Great American Insurance Companies, and as President of Great America West Inc.

EXECUTIVE OFFICERS

     Set forth in the table below are the names, ages and current offices held by all executive officers of the Company and Superior Pacific. Unless specifically noted, the positions named are held at both the Company and at Superior Pacific.

                                                                                             EXECUTIVE
                                                                                              OFFICER
             NAME                  AGE               POSITION WITH THE COMPANY                 SINCE
             ----                  ---               -------------------------               ---------
William L. Gentz...............    57     President and Chief Executive Officer                1994
                                          Executive Vice President and Chief Financial
J. Chris Seaman................    43     Officer                                              1991
                                          Executive Vice President and Chief Operating
Arnold J. Senter...............    56     Officer                                              1997
Thomas I. Boggs, Jr............    51     Senior Vice President -- Underwriting                1995
Karl O. Johnson................    66     Senior Vice President, Superior Pacific              1989
Douglas R. Roche...............    58     Senior Vice President                                1990
                                          Senior Vice President, General Counsel and
Robert E. Nagle................    49     Secretary                                            1996
James L. Cinney................    57     Senior Vice President, Superior Pacific              1994
Edward C. Shoop................    53     Senior Vice President and Chief Actuary              1997
Matthew Natalizio..............    43     Vice President, Finance and Treasurer                1994
Sue A. Binder..................    50     Vice President, Superior Pacific                     1992
Harold J. Fedora...............    47     Vice President, Superior Pacific                     1993
Curtis H. Carson...............    37     Vice President, Superior Pacific                     1997
Jack W. Solomon (1)............    64     Resident Vice President, Superior Pacific            1991
Robert J. Niebur...............    62     Resident Vice President, Superior Pacific            1995

---------------

(1) Mr. Solomon retired from the Company on February 6, 1998.

     Executive officers of the Company are elected by and serve at the discretion of the Board. No arrangement exists between any executive officer and any other person or persons pursuant to which any executive officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all of the executive officers.

     William L. Gentz has held the positions of President and Chief Executive Officer since mid-1994, and has served as a director of the Company since June 1994. Mr. Gentz joined the Company after seventeen years at Zenith Insurance Company where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. Mr. Gentz began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

     J. Chris Seaman has held the positions of Executive Vice President since February 1995 and Chief Financial Officer since July 1991, and has served as a director of the Company since March 1993. Prior to joining the Company, Mr. Seaman was the CFO of a private company engaged in insurance company acquisitions, following ten years with Ernst & Whinney. Mr. Seaman previously held staff and management positions at Industrial Indemnity Insurance Company and Allianz of America Corporation, respectively.

     Arnold J. Senter has held the positions of Executive Vice President and Chief Operating Officer since February 1997. Prior to joining the Company, Mr. Senter most recently served as Senior Vice President, Southwest and Southeast Operations, at Zenith National Insurance Company, and had previously held various operational positions in nearly every functional area for Zenith since 1981. Mr. Senter has 30 years experience with both regional and national carriers.

     Thomas I. Boggs, Jr. was appointed Senior Vice President of Workers' Compensation Underwriting effective March 1995. From October 1993 to March 1995, he served as Assistant Vice President of Fremont Compensation Insurance Company and from October 1991 to October 1993, served as Business Development Executive for the Southern California CIC Commercial Insurance Center for Fireman's Fund Insurance Company. Prior to October 1991, Mr. Boggs held various underwriting and marketing positions at Cypress Insurance Company, Industrial Indemnity Insurance Company, and Safeco.

     Karl O. Johnson has been responsible for SNIC's Central California Operations since 1989. He was promoted to Senior Vice President in 1994. Mr. Johnson has served with various insurance organizations in loss control and marketing capacities since 1955; he joined the Company in 1987.

     Douglas R. Roche was appointed Senior Vice President -- Management Information Systems in 1994 and served in such position until January 1997 at which point he was appointed Senior Vice President -- Claims. He served in such position until September 1997 when he was reappointed Senior Vice President -- Management Information Systems. Before 1994, he served as Vice President of Internal Operations from the time he joined the Company in 1990. From 1987 to 1990, Mr. Roche sold software and provided systems consulting services to the insurance industry. From 1969 to 1987 he held a variety of management positions in various insurance companies' systems analysis operations.

     Robert E. Nagle has held the positions of Senior Vice President, General Counsel, and Secretary since January 1996. From 1986 until he joined the Company, Mr. Nagle was corporate counsel and senior corporate counsel for Farmers Group, Inc.

     James L. Cinney has held the position of Senior Vice President -- Loss Control of SNIC since 1994. Before joining the Company, Mr. Cinney was self-employed in the hospitality industry for one year. Prior to that, he was Vice President, responsible for loss control, at Industrial Indemnity Insurance Company. Mr. Cinney has 30 years of workers' compensation loss control experience in a variety of staff and management positions with Industrial Indemnity Insurance Company, Zenith Insurance Company, Employee Benefits Insurance Company, and Hanover Cal/Comp Insurance Company.

     Edward C. Shoop was appointed Senior Vice President and Chief Actuary in October 1997. From April 1995 to August 1997 he served as Senior Vice President and Actuary with Zenith Insurance Company, and from March 1994 to April 1995 served as Vice President and Actuary with Great States Insurance Company. Prior to that, Mr. Shoop was Vice President and Actuary with the Workers' Compensation Insurance Rating Bureau of Massachusetts from November 1991 to March 1994. Mr. Shoop's 31 years of actuarial experience also includes working for Fireman's Fund Insurance Company and Royal Insurance Company of Canada, as a Vice President, and Aetna Life and Casualty Company.

     Matthew Natalizio has held the position of Vice President -- Finance and Treasurer since 1994. From 1988 until he joined the Company, Mr. Natalizio was employed by KPMG Peat Marwick LLP.

     Sue A. Binder has held the position of Home Office Claims Manager of SNIC since 1991 and was appointed a Vice President in 1992. Prior to 1991, Ms. Binder held a variety of claims department staff and management positions at Fremont Indemnity Company where she had been employed since 1977.

     Harold J. Fedora, Jr. has held the position of Vice President -- Claims Services of SNIC since 1993, prior to which he was Calabasas Branch Claims Manager. From 1975 to 1987 Mr. Fedora was employed at several insurance companies in various claims department staff and management positions.

     Curtis H. Carson has held the position of Vice President -- Human Resources since January 1997. From 1984 until he joined the Company, Mr. Carson was employed by Farmers Insurance, most recently as Manager -- Human Resources.

     Jack W. Solomon held the position of Vice President of SNIC and Phoenix Manager since 1995 until he retired from the Company on February 6, 1998. From 1990 until 1995, Mr. Solomon was the Sacramento Branch Manager. Prior to joining the Company, Mr. Solomon had 30 years experience in workers' compensation underwriting, marketing, and executive level management in a variety of insurance companies, principally in the mid-west.

     Robert J. Niebur became Resident Vice President of SNIC, in charge of the South San Francisco branch, in July 1995. Prior to joining the Company, he was Workers' Compensation Manager for Flinn, Gray & Herterich, an insurance brokerage firm, from 1994 to 1995, and operated his own insurance consulting business from 1993 to 1994. Prior to forming his own company, Mr. Niebur was an operating executive with Great States Insurance Company and held various staff and executive positions with Zenith Insurance Company.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1997, with the exception of (i) Curtis H. Carson, an executive officer of the Company, who filed a Form 5 to report one transaction that was not reported on a Form 4 on a timely basis and (ii) International Insurance Advisors, Inc. and International Insurance Investors (Bermuda) Limited, each of which filed a late Form 4 to report the same two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1996, and 1995, of those persons who were, at December 31, 1997, (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
                                              -------------------------------------------------
                                                                                      OTHER
                                                                                     ANNUAL
                                                                                     COMPEN-
     NAME AND PRINCIPAL POSITION       YEAR      SALARY(1)         BONUS(2)         SATION($)
     ---------------------------       ----   ---------------   ---------------   -------------
William L. Gentz.....................  1997   $       298,300   $            --              --
  President and Chief                  1996           298,300           278,500              --
    Executive Officer                  1995           294,508           203,500              --
J. Chris Seaman......................  1997           231,616                --              --
  Executive Vice President             1996           235,298           128,500              --
    and Chief Financial Officer        1995           215,600           128,500              --
Arnold J. Senter(7)..................  1997           229,335                --              --
  Executive Vice President             1996                --                --              --
    and Chief Operating Officer        1995                --                --              --
Matthew Natalizio....................  1997           183,292                --              --
  Vice President                       1996           131,004            35,000              --
                                       1995           138,504            30,000              --
Thomas I. Boggs, Jr..................  1997           164,261                --              --
  Senior Vice President(9)             1996           155,800            32,000              --
                                       1995           115,917             7,000              --

                                                LONG TERM COMPENSATION
                                       -----------------------------------------
                                                           AWARDS       PAYOUT
                                                         -----------   ---------
                                         RESTRICTED      SECURITIES                ALL OTHER
                                            STOCK        UNDERLYING                 COMPEN-
                                           AWARDS         OPTIONS/       LTIP        SATION
     NAME AND PRINCIPAL POSITION           ($)(3)          SARS(#)     PAYOUT(#)     ($)(4)
     ---------------------------       ---------------   -----------   ---------   ----------
William L. Gentz.....................  $       121,250(5)    18,800        --          2,250
  President and Chief                           46,874      17,875         --          2,250
    Executive Officer                           53,690      19,175         --          2,250
J. Chris Seaman......................          109,125(6)    17,500        --          2,250
  Executive Vice President                      36,223      13,813         --          2,250
    and Chief Financial Officer                 40,170      39,325         --          2,250
Arnold J. Senter(7)..................               --      25,000         --          2,250
  Executive Vice President                          --          --         --             --
    and Chief Operating Officer                     --          --         --             --
Matthew Natalizio....................           18,188(8)     2,786        --          2,250
  Vice President                                20,058       6,500         --          1,875
                                                 7,280       2,600         --          2,078
Thomas I. Boggs, Jr..................           30,313(10)     4,643       --          2,250
  Senior Vice President(9)                      21,306       8,125         --          2,163
                                                13,000      12,150         --          1,098

---------------

(1) The amounts set forth for fiscal year 1997 include salary and other cash compensation paid in that year, other than amounts listed in the column entitled "Bonus."

(2) Bonus amounts represent cash payments and are presented in the year to which they apply, although payment typically is made in March of the subsequent year. Bonus amounts for fiscal year 1997 have not yet been declared.

(3) Represents the fair market value of the underlying shares on the date of grant.

(4) Other than as specifically noted, represents the employer's contribution under the Company's 401(k) Plan.

(5) Represents a grant of 10,000 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1997, Mr. Gentz held an aggregate of 29,950 shares of restricted stock valued at $434,275, based upon the $14.50 per share fair market value of the Common Stock on such date.

(6) Represents a grant of 9,000 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1997, Mr. Seaman held an aggregate of 24,163 shares of restricted stock valued at $350,364, based upon the $14.50 per share fair market value of the Common Stock on such date.

(7)  Mr. Senter began his employment with the Company in February 1997.

(8) Represents a grant of 1,500 shares of restricted stock that vests in nine equal increments following the date of grant. As of December 31, 1997, Mr. Natalizio held an aggregate of 6,399 shares of restricted stock valued at $92,786, based upon the $14.50 per share fair market value of the Common Stock on such date.

(9)  Mr. Boggs began his employment with the Company in March 1995.

(10) Represents a grant of 2,500 shares of restricted stock that vests in nine equal annual increments following the date of grant. As of December 31, 1997, Mr. Boggs held an aggregate of 9,375 shares of restricted stock valued at $135,938, based upon the $14.50 per share fair market value of the Common Stock on such date.

EMPLOYMENT AGREEMENTS

     The Company has in effect employment agreements with the following officers:

     William L. Gentz, President and Chief Executive Officer. Mr. Gentz's agreement expires on June 1, 1999, but is subject to automatic renewal in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of June 1, 1994 at $275,000 annually, plus benefits and incidentals generally provided to officers of the Company, and is thereafter as determined by the Board. Mr. Gentz's annual salary was increased to $287,500 effective August 1, 1995. If Mr. Gentz's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for the then-remaining term of his agreement. In the event of a change in control of the Company, Mr. Gentz would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

     Arnold J. Senter, Executive Vice President and Chief Operating Officer. Mr. Senter's agreement expires on February 17, 1999, but is subject to automatic renewal in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of February 17, 1997 at $200,000 annually, plus benefits and incidentals generally provided to officers of the Company, and is thereafter as determined by the Board. If Mr. Senter's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for the then-remaining term of his agreement. In the event of a change in control of the Company, Mr. Senter would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

     J. Chris Seaman, Executive Vice President and Chief Financial Officer. Mr. Seaman's agreement expires on June 1, 1998, but is subject to automatic renewal in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $200,000, plus benefits and incidentals generally provided to officers of the Company, and is thereafter as determined by the Board. If Mr. Seaman's employment is terminated by the Company other than for cause, he is entitled to payments of his salary and benefits for the then-remaining term of his agreement. In the event of a change in control of the Company, Mr. Seaman would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

     Edward C. Shoop, Senior Vice President-Chief Actuary. Mr. Shoop's agreement expires on October 6, 1999 and provides that, if his employment with the Company is terminated as a result of a change in control, he will be entitled to his salary and benefits for two years from the date of his termination.

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

DIRECTOR COMPENSATION

     Each director who is not an officer of the Company is paid a fee of $4,000 for each regular Board of Directors meeting attended and $500 for each committee meeting attended.

     In addition, in May 1997, the Board of Directors of the Company approved the payment to C. Len Pecchenino, the Chairman of the Board, of an annual salary of $50,000 so long as he remains Chairman of the

Board and serves on the Audit Committee of the Board of Directors. This salary is to be paid in addition to the compensation he normally receives for attendance at regularly scheduled Board of Directors meetings. Mr. Pecchenino was paid $50,000 in September 1997 and from thereafter will receive this salary in four equal quarterly installments.

CHANGE-IN-CONTROL ARRANGEMENTS

     In addition to the rights described above with respect to Messrs. Gentz, Senter, Seaman, and Shoop, the only change-in-control arrangement in place is in connection with the Company's stock incentives. Under the terms of the 1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan (the "1986 Plan"), upon a change of control of the Company, unless replacement options to purchase stock in the new or recapitalized entity are offered, all option holders will have thirty days to exercise their outstanding options, excluding those that have then not yet vested. Under the terms of the 1995 Stock Incentive Plan (the "1995 Plan"), under similar circumstances, the Option Committee of the Board of Directors (the "Option Committee") may, in its discretion, allow each person holding an option or restricted stock who did not receive a replacement equity incentive grant to exercise that option without regard to its vesting provisions, or to retain that restricted stock without regard to the Company's repurchase right, as applicable.

EQUITY INCENTIVE GRANTS

     Officers, key employees, including directors who are key employees, and consultants chosen by the Compensation Committee (which acts as the Option Committee under the terms of the 1986 Plan and 1995 Plan) are eligible to participate in the 1995 Plan.

     Under the 1995 Plan, officers, key employees, and consultants of the Company or its subsidiaries may be granted options to purchase shares of Common Stock or they may be given the opportunity to purchase restricted stock of the Company. The 1995 Plan permits the granting both of options that qualify for treatment as incentive stock options ("Incentive Stock Options") under Section 422 of the Code, and options that do not qualify as Incentive Stock Options ("Nonqualified Stock Options").

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

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted during fiscal 1997 to each of the executive officers named in the Summary Compensation Table set forth above under "Executive Compensation."

                                            INDIVIDUAL GRANTS
                       -----------------------------------------------------------
                        NUMBER OF
                        SECURITIES        % OF TOTAL        EXERCISE                     POTENTIAL REALIZABLE
                        UNDERLYING       OPTIONS/SARS        OR BASE                       VALUE AT ASSUMED
                       OPTIONS/SARS  GRANTED TO EMPLOYEES     PRICE     EXPIRATION    ANNUAL RATES OF STOCK PRICE
        NAME           GRANTED (#)      IN FISCAL YEAR      ($/SH)(1)      DATE       APPLICATION FOR OPTION TERM
        ----           ------------  --------------------   ---------   ----------   -----------------------------
                                                                                      0%    5%($)(3)    10%($)(3)
                                                                                     ----   ---------   ----------
William L. Gentz.....     18,800(4)          14.9            12.125      3/31/07      0      143,414     363,294
J. Chris Seaman......     17,500(4)          13.8            12.125      3/31/07      0      133,497     338,172
Arnold J. Senter.....     25,000(4)          19.8            11.380      2/17/07      0      178,920     434,795
Matthew Natalizio....      2,786(4)           2.2            12.125      3/31/07      0       21,244      53,837
Thomas I. Boggs,
  Jr.................      4,643(4)           3.7            12.125      3/31/07      0       35,419      89,722

---------------

(1) Represents the fair market value of the underlying shares of Common Stock at the time of the grant.

(2) Unless the stock price increases, which will benefit all stockholders commensurately, an option holder will realize no gain.

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

OPTION EXERCISES AND YEAR-END VALUE

     The following table sets forth information concerning the aggregate number of options exercised during fiscal 1997 by each of the executive officers named in the Summary Compensation Table set forth above under "Executive Compensation," and outstanding options held by each such officer as of December 31, 1997.

                                                                         NUMBER OF
                                                                        SECURITIES              VALUE OF
                                                                        UNDERLYING            UNEXERCISED
                                                                        UNEXERCISED           IN-THE-MONEY
                                                                      OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                    FISCAL YEAR-END(#)     FISCAL YEAR-END(1)
                                                                    -------------------   --------------------
                                    SHARE ACQUIRED       VALUE          EXERCISABLE           EXERCISABLE
               NAME                 ON EXERCISE(#)    REALIZED($)      UNEXERCISABLE         UNEXERCISABLE
               ----                 ---------------   -----------   -------------------   --------------------
William Gentz.....................          --               --        29,995/57,105        $280,133/405,606
J. Chris Seaman...................          --               --        40,591/45,047         392,016/304,878
Arnold J. Senter..................          --               --             0/25,000                0/78,000
Matthew Natalizio.................          --               --         8,340/13,546          78,068/104,719
Thomas I. Boggs, Jr...............          --               --         6,485/18,433          60,847/141,419

---------------

(1) Uses a fair market value at December 31, 1997 of $14.50 per share, with the aggregate exercise price deducted from the total value of the stock underlying the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee during the fiscal year ended December 31, 1997 consisted of Messrs. Noble, Cooper and Germain, each of whom was a non-employee director. Mr. Cooper is an employee and beneficial owner of less than one percent of the equity securities of IIA, which was paid $250,000 by the Company in fiscal 1997 for investment banking and financial consulting services. Mr. Germain is an officer and a director of Centre Re, which was involved in several transactions with the Company during 1997 involving payments in excess of $60,000. See "Certain Relationships and Related Transactions."

     During fiscal 1997, no officers participated in deliberations of the Company's Compensation Committee concerning executive officer compensation, except William Gentz, the Company's President and Chief Executive Officer.

COMPANY PERFORMANCE

     The graph below compares the cumulative total shareholder return of the Company with the cumulative total return on the The Nasdaq National Market (U.S. Companies) Index and the Nasdaq Insurance Stocks Index for the period from June 30, 1995 (the date on which the Company's registration statement under Section 12 of the Exchange Act became effective) through December 31, 1997.

                     COMPARISON OF CUMULATIVE TOTAL RETURN

                                                             NASDAQ
        MEASUREMENT PERIOD            NASDAQ STOCK       INSURANCE STOCK
      (FISCAL YEAR COVERED)           MARKET INDEX            INDEX               SNTL
6/30/95                                  100.00              100.00              100.00
12/31/95                                 112.72              122.72              113.89
12/31/96                                 138.97              139.12              283.33
12/31/97                                 170.08              170.69              322.22
Superior National Insurance Group, Inc. Common Stock........     $322.22
Nasdaq Insurance Stocks Index...............................     $170.69
The Nasdaq National Market (U.S. Companies) Index...........     $170.08

     Assumes that $100 was invested on June 30, 1995 (the date on which the Company's registration statement under Section 12 of the Exchange Act became effective) in each of the Company's Common Stock, The Nasdaq National Market (U.S. Companies) Index, and the Nasdaq Insurance Stocks Index, and that all dividends were reinvested.

     The Company believes that the Company's total stockholder return improved during 1997 primarily as a result of the consumation of the acquisition of SPCC and the anticipated savings that will result from the transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 1, 1998 by each person who is known by the Company to be the beneficial owner of more than 5% of the indicated classes of the Company's voting securities. On March 31, 1992, the Company issued its 14.5% Senior Subordinated Voting Notes due April 1, 2002 (the "Voting Notes") in connection with a transaction wherein the Company issued its 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11.0 million, together with warrants to purchase approximately 1,616,886 shares of the Company's Common Stock. The Company redeemed all of those promissory notes with a prepayment, effective June 30, 1994, except for the Voting Notes, with respect to which prepayment is prohibited. See "Certain Relationships and Related Transactions -- Transactions with Zurich, Including Centre Re." The outstanding principal amount of the Voting Notes is $30,000. The number of votes attaching to the Voting Notes is equal to the number of shares of Common Stock that may be purchased upon exercise of the warrants that were issued in that March 31, 1992 transaction and remain outstanding and are unexercised as of the applicable record date for a stockholder vote. As of March 1, 1998, the number of votes held by the holder of the Voting Notes was equivalent to 1,566,465 shares of Common Stock. The Voting Notes are permitted to vote only in director elections, director removals, votes on amending that right to vote, and changes to the number of authorized directors. As a result of the cancellation of a portion of the relevant warrants, the number of common stock equivalent votes held by the Voting Notes has decreased somewhat since March 31, 1992. The specific voting rights of the Voting Notes are set forth in the Company's Certificate of Incorporation and Bylaws.

                           CERTAIN BENEFICIAL OWNERS

                                                         COMMON STOCK(1)           VOTING NOTES
                                                     -----------------------   ---------------------
                                                                                SHARES-
                NAME AND ADDRESS                      SHARES      PERCENT(2)   EQUIVALENT    PERCENT
                ----------------                     ---------    ----------   ----------    -------
"III"............................................      217,942(3)    3.53%     1,566,465(3)   100%
International Insurance Investors, L.P.,
  a Bermuda limited partnership
  c/o International Insurance Investors
  (Bermuda) Limited, General Partner
  Cumberland House
  One Victoria Street
  Hamilton HM HX, Bermuda
"IP Delaware"....................................    1,375,547(4)   23.07%            --        --
Insurance Partners, L.P.
  201 Main Street
  Suite 2600
  Ft. Worth, Texas 76102
"IIA"............................................    1,243,332(5)   17.25%            --        --
International Insurance Advisors, Inc.
  One Chase Manhattan Plaza
  44th Floor
  New York, New York 10005
"IP Bermuda".....................................      765,304(6)   12.83%            --        --
Insurance Partners Offshore (Bermuda), L.P.
  Cedar House
  41 Cedar Avenue
  P.O. Box HM 1179
  Hamilton HM HX, Bermuda
"TJS"............................................      529,652(7)    8.88%            --        --
TJS Partners, L.P.
  115 East Putnam
  Greenwich,Connecticut 06830
"CentreLine".....................................      579,356(8)    8.86%            --        --
CentreLine Reinsurance Limited,
  a Bermuda corporation
  Cumberland House
  One Victoria Street
  Hamilton HM HX, Bermuda
"Centre Re"......................................      395,128(9)    6.21%            --        --
Centre Reinsurance Limited,
  One Victoria Street
  Seventh Floor
  Hamilton HM HX, Bermuda
"Bishop Estate"..................................      326,552(10)    5.19%           --        --
Trustees of the Estate of Bernice P. Bishop
  567 South King Street
  Suite 200
  Honolulu, Hawaii 96813

---------------
(1) Includes warrants expiring on April 1, 2002 to purchase 1,566,465 shares of Common Stock (the "Warrants") and a warrant expiring on April 1, 2002 to purchase 579,356 shares of Common Stock described more fully in footnote 8, below. All such warrants are subject to an agreement among all warrant holders, which prohibits the exercise or transfer of any such warrants until April 2000 unless prior approval from the Company's Board of Directors is obtained. The Warrants were issued on March 31, 1992 in a transaction in which the Company issued (a) Warrants to purchase approximately 1,616,886 shares of Common Stock and (b) promissory notes in the aggregate principal amount of $11.0 million to III and certain members of the Company's management. The Warrants are exercisable at $4.00 per share. The Warrants purchased by III, initially exercisable into 1,474,306 shares of Common Stock, were originally issued to IIA, as agent for each of the limited partners and the general partner of III. The Warrants have since been distributed to the partners of III; however, IIA's revocable agency relationship with such partners was reestablished after the distribution. Since the distribution, several such partners sold their Warrants to certain third parties that do not have such an agency relationship with IIA. See footnote 5 below. The Company has retired certain Warrants issued to members of management no longer employed by the Company.

(2) Percent ownership is based on the number of shares outstanding as of March 1, 1998, which number is 5,962,766 shares, plus any shares issuable pursuant to warrants held by the entity in question which may be exercised within 60 days after March 1, 1998. See footnote 1 above regarding certain contractual provisions that restrict the ability of warrant holders to exercise such warrants.

(3) Robert A. Spass, Craig F. Schwarberg, and Bradley E. Cooper, each of whom is a director of the Company, beneficially owns limited partnership interests in III of 0.583%, 0.225%, and 0.075%, respectively. In addition, Mr. Spass has voting power over all of the voting capital stock of International Insurance Investors (Bermuda) Limited ("III (Bermuda)"), the general partner of III; however, pursuant to an agreement between the Board of Directors of III (Bermuda) and Mr. Spass, the Board of Directors (with Mr. Spass abstaining) is entitled to make all voting and investment decisions with respect to the Warrants held by III (Bermuda) and the Common Stock issuable upon the exercise thereof. III (Bermuda) beneficially owns Warrants to purchase 13,183 shares of Common Stock that are held by IIA, as its agent. In addition, as contemplated by the terms of III's limited partnership agreement, the limited partners and III (Bermuda) transferred Warrants to purchase an aggregate of 204,759 shares of Common Stock to III to be held by III (subject to IIA's revocable agency relationship) in reserve for the payment to III (Bermuda) of its incentive fee under such limited partnership agreement. Upon the occurrence of certain events, Messrs. Spass, Schwarberg and Cooper, Centre Re and others will be entitled to a distribution of the Warrants presently held by III (subject to IIA's revocable agency relationship) in amounts to be determined at the time of distribution. Each such party presently disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all such Warrants. See footnote 5 below. See also "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on III's ability to acquire additional equity securities of the Company or exercise such Warrants.

(4) Represents shares of Common Stock held by IP Delaware. Robert A. Spass and Steven B. Gruber, directors of the Company, are the President and a Vice President, respectively, of Insurance GenPar MGP, Inc. ("GenPar Inc."), the general partner of Insurance GenPar MGP, L.P. ("GenPar MGP"), the general partner of Insurance GenPar, L.P. ("GenPar" and, together with GenPar MGP and IP Delaware, the "Delaware Partnerships"), which is the general partner of IP Delaware. Robert A. Spass owns 40% and Messrs. Gruber and Daniel L. Doctoroff each own 30% of the voting capital stock of GenPar Inc. In addition, Messrs. Spass, Gruber, Doctoroff and Bradley E. Cooper, a director of the Company, own direct or indirect limited partnership interests in certain of the Delaware Partnerships. Each of Messrs. Spass, Gruber and Cooper, as well as Mr. Doctoroff, disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of Common Stock held by IP Delaware. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on IP Delaware's ability to acquire additional equity securities of the Company.

(5) Represents Warrants to purchase shares of Common Stock that are held by IIA, as agent for each of the limited partners and for the general partner of III, as discussed in footnotes 1 and 3 above. As agent for such partners, IIA has the revocable authority to exercise rights set forth in the Warrants and to vote any shares of Common Stock issuable upon exercise of the Warrants. Robert
     A. Spass, a director of the Company, is an officer of IIA and as such, has the authority to exercise these rights. The partners who, upon revocation of IIA's authority, would be entitled to exercise Warrants covering more than 5% of the Common Stock are Centre Re and Bishop Estate, in the share amounts and percentages stated. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on IIA's ability to acquire additional equity securities of the Company or exercise warrants to purchase Common Stock. The reported number of shares issuable upon exercise of Warrants varies slightly from previously reported numbers as a result of differences in rounding due to the four-into-one reverse split that SNIG's Common Stock underwent in May 1995 and subsequent distributions of such Warrants to the partners of III.

(6) Represents shares of Common Stock held by IP Bermuda. Robert A. Spass and Steven B. Gruber, directors of the Company, are the President and a Vice President, respectively, of Insurance GenPar (Bermuda) MGP, Ltd. ("GenPar (Bermuda) Ltd."), the general partner of Insurance GenPar (Bermuda) MGP, L.P. ("GenPar (Bermuda) MGP"), the general partner of Insurance GenPar (Bermuda), L.P. ("GenPar (Bermuda)" and, together with GenPar (Bermuda) MGP and IP Bermuda, the "Bermuda Partnerships"), which is the general partner of IP Bermuda. Robert A. Spass owns 40% and Messrs. Gruber and Doctoroff each own 30% of the voting capital stock of GenPar (Bermuda) Ltd. In addition, each of Messrs. Spass, Gruber, Doctoroff and Bradley E. Cooper, a director of the Company, owns direct or indirect limited partnership interests in certain of the Bermuda Partnerships. Each of Messrs. Spass, Gruber, and Cooper, as well as Mr. Doctoroff, disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of Common Stock held by IP Bermuda. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on IP Bermuda's ability to acquire additional equity securities of the Company.

(7) TJS Corporation and its controlling stockholder, sole director, and executive officer, Thomas J. Salvatore, are the general partners of TJS Management, L.P., the general partner of TJS, and exercise voting control and dispositive power over all shares presently owned and are the beneficial owners of all such shares. The information contained in this footnote is based, in part, on an Amendment No. 2 to Schedule 13D/A, filed with the SEC in May 1997. Does not include 173,223 shares issuable upon the exercise of Warrants acquired since May 1997 that are subject to an agreement among all holders of Company warrants, which prohibits the exercise or transfer of such warrants until April 2000 unless prior approval from the Company's Board of Directors is obtained. See footnote 1 above. Because of such restrictions, TJS, TJS Management, L.P., TJS Corporation, and Thomas J. Salvatore disclaim beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of such Warrants.

(8) Represents a warrant to purchase 579,356 shares of Common Stock issued as of June 30, 1994 (the "CentreLine Warrant"). CentreLine is an affiliate of Centre Re. See footnote 9 below for information regarding Centre Re's beneficial ownership of securities of the Company. The CentreLine Warrant was issued in connection with a $20.0 million investment in the Company (and its affiliate, Superior National Capital, L.P.) by CentreLine and a second Centre Re affiliate, Centre Reinsurance Services (Bermuda) III Limited. The CentreLine Warrant is exercisable at $5.20 per share. Steven
     D. Germain, a director of the Company, is an officer and a director of both Centre Re and CentreLine. In addition to Mr. Germain, each of Steven M. Gluckstern, Michael D. Palm, and David A. Brown, is an officer and/or director of both Centre Re and CentreLine. Messrs. Germain, Gluckstern, Palm and Brown disclaim any beneficial interest in the CentreLine Warrant and the Common Stock issuable upon its exercise, and in the Warrants held by IIA, as agent for Centre Re (as described in footnote 9 below), and the shares of Common Stock issuable upon the exercise of such Warrants. However, as officers and/or directors of both Centre Re and CentreLine, such persons share voting and/or investment power over such securities (subject to the agency appointment described in footnotes 1 and 5 above). See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on CentreLine's ability to acquire additional equity securities of the Company or exercise the CentreLine Warrant.

(9) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants, as described in footnote 1 above. See footnote 5 above for information concerning Centre Re's agency relationship with IIA with respect to such Warrants and see footnote 8 above for information concerning Centre Re's relationships with Steven D. Germain and CentreLine. See also "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on Centre Re's ability to acquire additional equity securities of the Company or exercise the Warrants. The reported number of shares issuable upon exercise of Warrants does not include Warrants to purchase 75,262 shares of Common Stock held by III (subject to IIA's revocable agency relationship) in reserve for the payment to III (Bermuda) of its incentive fee under III's limited partnership agreement. See footnote 3 above.

(10) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants as described in footnote 1 above. Richard S.H. Wong, Oswald K. Stender, Lokelani Lindsey, Gerard A. Jervis, and Henry H. Peters, the trustees of the Bishop Estate, share voting and/or investment power over securities held by the Bishop Estate. Mr. Peters is a director of IIA. The reported number of shares issuable upon exercise of Warrants does not include Warrants to purchase 62,200 shares of Common Stock held by III (subject to IIA's revocable agency relationship) in reserve for the payment to III (Bermuda) of its incentive fee under III's limited partnership agreement. See footnote 3 above.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1998 by (i) each director and certain executive officers of the Company, individually, and (ii) all directors and executive officers as a group:

                            OWNERSHIP OF MANAGEMENT

                                                                                PERCENT OF COMMON
                            NAME                              SHARES OWNED(1)       STOCK(2)
                            ----                              ---------------   -----------------
William L. Gentz............................................       109,099(3)         1.81%
J. Chris Seaman.............................................       175,309(4)         2.88%
Arnold J. Senter............................................         7,000(5)             *
Matthew Natalizio...........................................        25,539(6)             *
Thomas I. Boggs, Jr.........................................        24,166(7)             *
Thomas J. Jamieson..........................................       245,300(8)         4.11%
Gordon E. Noble.............................................        10,000                *
C. Len Pecchenino...........................................        14,250                *
Robert A. Spass.............................................        15,216(9)             *
Craig F. Schwarberg.........................................         2,790(10)            *
Bradley E. Cooper...........................................         4,930(11)            *
Steven D. Germain...........................................       980,964(12)       14.14%
Steven B. Gruber............................................            --(13)           --
Roger W. Gilbert............................................            --               --
Directors and Executive Officers as a Group (23 persons)....     1,762,752(14)       24.24%

---------------

* Less than 1%

(1) Shares owned by the executive officers do not reflect shares of restricted stock that the Company anticipates it will grant in the Spring of 1998 to such officers.

(2) Percent ownership is based on the number of shares outstanding as of March 1, 1998 which number is 5,962,766 shares, plus any shares issuable pursuant to options or warrants held by the person in question that may be exercised within 60 days after March 1, 1998.

(3) Includes 41,165 shares issuable upon exercise of stock options that are exercisable within 60 days of March 1, 1998, in addition to 29,950 restricted stock grants awarded under the 1995 Plan, of which the restrictions have lapsed as to 6,698 shares.

(4) Includes 58,795 shares issuable upon exercise of Warrants and 49,719 shares issuable upon exercise of stock options, each of which is exercisable within 60 days of March 1, 1998, in addition to 24,163 restricted stock grants awarded under the 1995 Plan, of which the restrictions have lapsed as to 5,240 shares.

(5) Includes 5000 shares issuable upon exercise of stock options that are exercisable within 60 days of March 1, 1998.

(6) Includes 11,914 shares issuable upon exercise of stock options that are exercisable within 60 days of March 1, 1998, in addition to 6,399 restricted stock grants awarded under the 1995 Plan, of which the restrictions have lapsed as to 1,425 shares.

(5) Includes 11,471 shares issuable upon exercise of stock options that are exercisable within 60 days of March 1, 1998, in addition to 9,375 restricted stock grants awarded under the 1995 Plan, of which the restrictions have lapsed as to 2,102 shares.

(8) Includes 98,050 shares owned of record by Jaco Oil Company, an entity controlled by Mr. Jamieson.

(9) Includes 8,000 shares of Common Stock owned directly by Mr. Spass. Also includes Warrants to purchase 7,216 shares of Common Stock held by IIA, as agent, as described in footnote 3 of the preceding "Certain Beneficial Owners." Mr. Spass disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of Warrants to purchase 13,183 shares of Common Stock held by III (Bermuda) (subject to IIA's revocable agency relationship) and Warrants to purchase 1,375 held by III (subject to IIA's revocable agency relationship) in reserve for the payment to III (Bermuda) of its incentive fee under III's limited partnership agreement. See footnotes 3 and 5 of the preceding "Certain Beneficial Owners" table. Mr. Spass is an officer of IIA and is the beneficial owner of less than one percent of the equity securities of IIA. IIA holds, as agent for the partners of III, Warrants to purchase 1,243,332 shares of Common Stock. In addition, see footnote 3 to the preceding "Certain Beneficial Owners" table concerning Mr. Spass' voting power with respect to the Voting Notes. Separately, 1,375,547 shares of Common Stock are beneficially owned by IP Delaware and 765,304 shares of Common Stock are beneficially owned by IP Bermuda. Mr. Spass is the President of GenPar Inc. and GenPar (Bermuda) Ltd., the ultimate general partners of IP Delaware and IP Bermuda, respectively. Mr. Spass disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of Common Stock that are held by IP Delaware and IP Bermuda. See footnotes 4 and 6 to the preceding "Certain Beneficial Owners" table for information concerning such partnerships. Pursuant to the terms of the stock purchase agreement under which IP Delaware and IP Bermuda purchased their shares of Common Stock, so long as certain conditions apply, each of IP Delaware and IP Bermuda has agreed that Mr. Spass will abstain from votes of the investment committees of each of IP Delaware and IP Bermuda with respect to each such entity's holdings of shares of Common Stock. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control."

(10) Represents Warrants to purchase 2,790 shares of Common Stock held by IIA, as agent, as described in footnote 5 of the preceding "Certain Beneficial Owners" table. In addition, Mr. Schwarberg is the beneficial owner of less than one percent of IIA's equity securities.

(11) Includes 4,000 shares of Common Stock owned directly by Mr. Cooper. Also includes Warrants to purchase 930 shares of Common Stock held by IIA, as agent, as described in footnote 5 of the preceding "Certain Beneficial Owners" table. In addition, Mr. Cooper is the beneficial owner of less than one percent of IIA's equity securities.

(12) Includes (i) 5,600 shares of Common Stock owned directly, (ii) 880 shares of Common Stock owned indirectly as custodian for the benefit of his children under the New York Uniform Gift to Minors Act, and (iii) warrants to purchase Common Stock, consisting of the CentreLine Warrant to purchase 579,356 shares and the Warrants to purchase 395,128 shares held by IIA as agent for Centre Re. See the preceding "Certain Beneficial Owners" table and footnotes 8 and 9 thereto. Mr. Germain is an officer and director of both Centre Re and CentreLine. As such, he shares voting and/or dispositive control over such securities (subject to the termination of the agency relationship with IIA by Centre Re). Mr. Germain disclaims any beneficial interest in the CentreLine Warrant, the Warrants held by IIA as agent for Centre Re, and the Common Stock issuable upon their exercise.

(13) Mr. Gruber, a director of the Company, is a Vice President of each of GenPar Inc. and GenPar (Bermuda) Ltd., the ultimate general partners of IP Delaware and IP Bermuda, respectively. IP Delaware beneficially owns 1,375,547 shares of Common Stock and IP Bermuda beneficially owns 765,304 shares of Common Stock. Mr. Gruber disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of Common Stock held by IP Delaware and IP Bermuda. See footnotes 4 and 6 to the preceding "Certain Beneficial Owners" table for information concerning such partnerships.

(14) Includes (i) 1,048,477 shares issuable upon exercise of warrants and (ii) 183,928 shares issuable upon exercise of stock options, each of which are exercisable within 60 days of March 1, 1998. Also includes 99,873 shares subject to the Company's right of repurchase, of which the restrictions have lapsed as to 22,013 shares. Refer to footnotes 7 through 10 for information regarding beneficial interests in the Warrants and the CentreLine Warrant held by certain directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH IIA

     Messrs. Spass and Cooper, directors of the Company, are employees of IIA and, together with Mr. Schwarberg, also a director of the Company, are each the beneficial owner of less than one percent of IIA's equity securities. Mr. Spass is also an officer and director of IIA. IIA was paid $250,000 by the Company during fiscal 1997 for investment banking and financial consulting services pursuant to a consulting agreement entered into in 1992 that continues through 1998.

TRANSACTIONS WITH AFFILIATES OF ZURICH, INCLUDING CENTRE RE

     As of June 30, 1994, the Company completed a $20.0 million financing transaction (the "1994 Transaction") with CentreLine and another affiliate of Centre Re involving the sale to an affiliate of Centre Re of preferred shares (the "SNCLP Preferred Shares") of Superior National Capital, L.P., a Bermuda limited partnership ("SNCLP"), an entity controlled by the Company, together with the issuance of the CentreLine Warrant. See "Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Certain Beneficial Owners." The proceeds of the 1994 Transaction were loaned by SNCLP to Superior National and partially contributed to the capital of SNIC. The SNCLP Preferred Securities paid a 9.7% annual rate of return, in semi-annual installments and were required to be redeemed on or before June 30, 2001. SNCLP issued an additional 49,167 shares of SNCLP Preferred Stock in 1997 as a dividend on the outstanding SNCLP Preferred Stock to an affiliate of Centre Re in connection with the 1994 Transaction. In December 1997, the Company used a portion of the proceeds it received from the sale of the Senior Subordinated Notes to redeem all of the approximately $26.6 million face amount of the then outstanding SNCLP Preferred Securities.

     Effective January 1, 1994, SNIC entered into a quota-share reinsurance contract (the "Quota-Share Contract") with ZRNA, an affiliate of Zurich, which also applies to business written by SPCC since April 1, 1997. Under the Quota-Share Contract, ZRNA may provide Superior Pacific with an Assumption of Liability Endorsement ("ALE") facility, or, effective January 1, 1997, Superior Pacific may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of ZRNA (the "ZCIC Front"). The ceding rate under the contract was 20% for 1994, and ZRNA and Superior Pacific mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior Pacific receives ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA. The purpose of the ceding commission is to cover Superior Pacific's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis. Effective January 1, 1997, the terms of the Quota Share Contract were amended. Under the amended terms of the Quota Share Contract, ZRNA increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA will no longer receive a separate fee for policies written on ALEs, but will receive 2% of premiums written on ZCIC Front policies only.

     Superior Pacific entered into a reinsurance transaction with Centre Re effective June 30, 1997 under which Centre Re assumed $10 million of reserves associated with claims open for future medical payments only from Superior Pacific in consideration of $1 million in cash and the assignment of the rights of Superior Pacific's contribution and subrogation recoveries during the term of the contract. The contract is accounted for as a deposit, and no gain will be recognized until net cash payments from (or to) Centre Re are either greater (or less) than Superior Pacific's $1 million premium.

     Effective December 31, 1997, the Company entered into agreements with Risk Entire Management Limited ("REM") and Zurich Reinsurance (North America), Inc. ("ZRNA"), affiliates of Zurich, to provide claims management services ("Claims Severity Management Program" or "CSMP"). Under the CSMP, REM acting as a third party administrator ("TPA"), will provide claim processing and management services to Superior Pacific, and ZRNA will provide Superior with protection predicated on REM's ability to reduce Superior Pacific's severity. The Company may terminate the contract with six months notice after the initial three year term of the contract, with a penalty that will not exceed $250,000 plus REM's reasonable expenses to unwind the agreement.

     In December 1997, an affiliate of Zurich purchased $10 million of the Trust Preferred Securities.

TRANSACTIONS WITH IP AND LIMITATIONS ON RELATED PARTY CONTROL

     Messrs. Spass and Gruber, directors of the Company, are executive officers of the ultimate general partner of each of IP Delaware and IP Bermuda (collectively, "IP"). In April 1997, IP purchased an aggregate of 2,124,834 shares of Common Stock at $7.53 per share, for an aggregate purchase price of $16.0 million, pursuant to the Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997 (the "Stock Purchase Agreement"), among the Company, IP, TJS, and certain members of the Company's management. The Company used the proceeds to fund, in part, its acquisition of Pac Rim. The price of the Common Stock was determined based on its per share price as quoted on The Nasdaq National Market during a certain period preceding the September 17, 1996 announcement of the Pac Rim acquisition, and represented in April 1997, a significant discount to the then current market price of the Common Stock. Mr. Gruber's election as a director of the Company was effective upon the consummation of the acquisition of Pac Rim. The Company's Board of Directors (without Messrs. Gentz, Seaman, Spass, Germain, and Cooper, who disclosed their conflict of interest, withdrew from the discussion and abstained from the vote) unanimously approved the Stock Purchase Agreement. The negotiations were conducted by Mr. Pecchenino on behalf of the Company.

     The Stock Purchase Agreement contains, in addition to customary terms and provisions, certain covenants by IP that shall remain effective so long as IP and its Associates beneficially own an aggregate of 15% or more of SNIG's Common Stock on a fully diluted basis. For purposes of the Stock Purchase Agreement, "Associates" means each of CentreLine, Centre Re, III, IIA, and any person or entity that controls, is under common control with, or is controlled by IP or such persons or entities, and all individuals who are officers, directors, or control persons of any such entities, including IP. One such covenant, with certain limited exceptions, prohibits IP or any of its Associates from acquiring any additional shares of Common Stock, entering into a merger or business combination involving the Company, participating in any solicitation of proxies, or participating in any group with respect to the foregoing, without a two-third majority vote of either the non-Associate and non-employee directors or the Company's stockholders (excluding those shares held by IP and its Associates and by executive officers having to report transactions in Common Stock under securities laws). Other covenants provide that IP and its Associates will not elect more than five directors (or the highest number that is less than a majority of the Board of Directors) and that IP and its Associates will not transfer any of its shares except in certain types of specified transactions.

     In connection with the Stock Purchase Agreement. All holders of SNIG's outstanding warrants entered into an agreement pursuant to which such holders are prohibited from exercising their warrants until April 2000 unless prior approval of the Company's Board of Directors is obtained. This restriction was implemented in order to reduce the risk that the Company would undergo an ownership change for purposes of Section 382 of the Code and thus be limited in its ability to use its NOLs. See "Business -- Risk Factors -- Availability of Net Operating Loss Carryforwards."

     In addition, each of Messrs. Spass and Gruber are executive officers of Insurance Partners Advisors, L.P. ("IPA"). On April 11, 1997, IPA received a transaction fee from the Company of $625,000, representing a percentage of all of the funds raised in connection with the acquisition of Pac Rim.

MANAGEMENT PURCHASE OF EQUITY

     In April 1997, certain members of the Company's management (30 persons) and TJS, a 10% or greater stockholder of the Company, purchased an aggregate of 265,604 shares of the Company Common Stock at $7.53 per share for an aggregate purchase price of $2.0 million under the Stock Purchase Agreement. As is its policy, IP requested that management participate with IP in its purchase of Common Stock under the same Stock Purchase Agreement. Of the 2,390,438 shares of Common Stock issued in the financing transaction, 2,124,834 shares were acquired by IP, as discussed above, 132,802 shares were acquired by TJS, 25,234 were acquired by William Gentz (a director and the President and Chief Executive Officer of the Company), 25,232 were acquired by J. Chris Seaman (a director, an Executive Vice President and Chief Financial Officer of the Company), 9,296 were acquired by Joseph P. Wolonsky (who was then a Senior Vice President of the Company, but who subsequently resigned from the Company as of June 30, 1997), 9,296 were acquired by Karl O. Johnson (a Senior Vice President of Superior Pacific), 9,296 were acquired by Douglas R. Roche (a senior Vice President of the Company) and 54,448 were acquired by other members of management.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1)  FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

     (A)(2)  FINANCIAL STATEMENT SCHEDULES:

    Summary of Investments -- Other than Investments in Related Parties
     Condensed Financial Information of Registrant, Superior National Insurance Group, Inc.
     Supplemental Insurance Information
     Reinsurance
     Valuation and Qualifying Accounts and Reserves
    Supplemental Property and Casualty Insurance Information

     (A)(3)  EXHIBITS

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
         2           Amended and Restated Agreement and Plan of Merger dated as of February 17, 1997 among the Company, SNTL Acquisition
                     Corp., and Pac Rim Holding Corporation*****
         3.1         Certificate of Incorporation of the Company, as currently in effect++
         3.2         By-laws of the Company, as currently in effect++
         4.1         Amended and Restated Declaration of Trust of the Trust dated as of December 3, 1997, including the Trust's Certificate of
                     Trust and the forms of Trust Common Securities, Trust
                     Preferred Securities and Exchange Trust Preferred
                     Securities(4)
         4.3         Senior Subordinated Indenture, including forms of the Senior
                     Subordinated Notes and Exchange Senior Subordinated Notes,
                     dated as of December 3, 1997 between the Company and
                     Wilmington Trust Company, as trustee, providing for the sale by the Company to the Trust of the Senior Subordinated
                     Notes(4)
         4.4         Guarantee Agreement dated as of December 3, 1997 between the
                     Company and Wilmington Trust Company, as trustee, with
                     respect to the Trust Preferred Securities(4)
         4.5         Guarantee Agreement with Respect to Common Securities dated as of December 3, 1997 by the Company(4)
         4.6         Form of Exchange Guarantee Agreement between the Company and
                     Wilmington Trust Company, as trustee, with respect to the
                     Exchange Trust Preferred Securities(4)
                            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
        10.1         Employment Agreement, dated June 1, 1997, by and between Mr.
                     William L. Gentz, President and Chief Executive Officer of
                     the Company, and the Company+++++
        10.2         Employment Agreement, dated February 17, 1997, by and
                     between Mr. Arnold J. Senter, Executive Vice President and
                     Chief Operating Officer of the Company, and the Company+
        10.3         Employment Agreement, dated June 1, 1997, by and between J.
                     Chris Seaman, Executive Vice President and Chief Financial
                     Officer of the Company, and the Company+++++
        10.4         1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock
                     Purchase Plan***

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.5         1995 Stock Incentive Plan***
                                                 OTHER MATERIAL CONTRACTS
        10.6         Aggregate Excess of Loss Cover entered into on the 30th day of August 1991, between Centre Reinsurance Limited (Centre
                     Re) and the Company, as amended*
        10.7         Multi-year Prospective Accident Year Stop Loss Reinsurance
                     Contract effective the 1st of January 1993, between Centre
                     Reinsurance International Company and the Company (the "1993
                     Centre Re Contract")*
        10.8         Letter dated March 28, 1996 from the Company canceling the
                     1993 Centre Re Contract effective January 1, 1996***
        10.9         Workers' Compensation and Employers' Liability Quota Share
                     Insurance Contract No. 30006A effective January 1, 1994,
                     between the Company and Zurich Reinsurance Centre, as
                     amended (the "ZRC Contract")*
        10.10        Addendum No. 4 to the ZRC Contract effective as of January
                     1, 1996***
        10.11        Addendum No. 1 to the Retrocession Agreement (an ancillary agreement to the ZRC Contract) effective as of January 1,
                     1996***
        10.12        Lease, dated 27th day of October 1988, by and between
                     Corporate Center at Malibu Canyon, a California Limited
                     Partnership and the Company, relating to the lease of the
                     Company's home office and Calabasas Branch Facilities*
        10.13        Lease, dated 27th of July 1993, by and between TOMOE
                     Investment and Development, Inc. and the Company, relating to the lease of its South San Francisco Facility*
        10.14        Lease, dated 14th of November 1991, by and between Dean
                     Witter Reynolds and the Company relating to the lease of its
                     Fresno Facilities*
        10.15        Lease, dated 23rd of February 1993, by and between Shaw
                     Avenue Associates, a California Limited Partnership and the
                     Company relating to the lease of its Fresno Facilities*
        10.16        Lease, dated 14th of February 1994, by and between Contra
                     Costa County Employees Retirement Association and the
                     Company relating to its Sacramento Facility*
        10.17        Agreement in Principle dated 29th of March 1994 by and
                     between the Company and Centre Reinsurance Limited or one of its affiliates*
        10.18        Limited Partnership Agreement of Superior National Capital,
                     L.P. with certificate of Limited Partnership and Certificate of Exempted Partnership, all as filed on the 28th of June
                     1994, with the Registrar of Companies of Bermuda*
        10.19        Termination and Release Agreement dated as of December 3,
                     1997 among the Company, Superior Pacific Insurance Group,
                     Inc., the subsidiaries of the Company signatories thereto,
                     The Chase Manhattan Bank and certain financial institutions with respect to the Credit Agreement dated as of April 11,
                     1997(4)
        10.20        Purchase warrant, dated as of the 30th of June 1994,
                     entitling Centreline Reinsurance Limited to purchase 579,356 shares of the Company's common stock*
        10.21        Form of Common Stock Purchase Warrant, held by those members of the Company's management and other parties set forth on the schedule attached thereto, to purchase an aggregate of
                     1,566,465 shares of the Company common stock(4)
        10.22        Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997,
                     among the Company, Insurance Partners, L.P., Insurance
                     Partners Offshore (Bermuda), L.P., TJS Partners, L.P., and
                     certain members of the Company's management*****

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.23        Registration Rights Agreement dated as of April 11, 1997
                     among the Company, Insurance Partners, L.P. and Insurance
                     Partners Offshore (Bermuda), L.P.+++
        10.24        Registration Rights Agreement dated as of December 3, 1997 among the Company, the Trust and the Initial Purchasers
                     named therein(4)
        10.25        Letter Agreement dated November 25, 1996 among the Company and the shareholders and holders of warrants party thereto, relating to such warrants and certain registration rights+++
        10.26        Agreement with Prime Advisors regarding investment
                     Management Services provided to the Company dated April 12,
                     1997+++
        10.27        Addendum No. 2 to the Retrocession Agreement between
                     Superior National Insurance Company and Zurich Reinsurance
                     Centre, Inc. effective January 1, 1997(4)
        10.28        State of California Department of Insurance Amended
                     Certificate of Authority+++++
        10.29        The Pacific Rim Assurance Company 401(k) Plan (incorporated by reference from Exhibit 10.11 of Pac Rim Holding
                     Corporation's Registration Statement on Form S-1)(1)
        10.33        Office Space Lease dated February 11, 1991 between Rancon
                     Realty Fund V and The Pacific Rim Assurance Company(1)
        10.34        Office building lease dated January 21, 1992 between The
                     Pacific Rim Assurance Company and Trizec Warner, Inc. for
                     office space in Woodland Hills, California, and related
                     Guaranty of Pac Rim Holding Corporation(1)
        10.35        Addendum No. 2 dated as of September 2, 1992 of Office
                     Building Lease between The Pacific Rim Assurance Company and
                     Trizec Warner, Inc.(1)
        10.36        Office Building Lease dated October 2, 1992, between The
                     Pacific Rim Assurance Company and Richard V. Gunner & George
                     Andros, for office space in Fresno, California(1)
        10.37        Sublease dated February 3, 1994 between The Pacific Rim
                     Assurance Company and the Federal Emergency Management
                     Agency, for office space in Woodland Hills, California(1)
        10.38        Sublease dated February 25, 1994 between The Pacific Rim
                     Assurance Company and The Money Store, for office space in
                     Woodland Hills, California(1)
        10.39        Lease Amendment #1, dated April 1, 1993, to the Office
                     Property Lease between Rancon Realty Fund V, and The Pacific
                     Rim Assurance Company(1)
        10.40        Sublease dated May 1, 1994 between The Pacific Rim Assurance
                     Company and Group Data Services, Incorporated(1)
        10.41        Office lease between L.A.X. Business Center, and Pac Rim
                     Holding Corporation dated June 1, 1995(1)
        10.42        Certificate of Authority from Department of Insurance, State of Arizona to transact the business of Casualty With
                     Workers' Compensation Insurance(1)
        10.43        Certificate of Authority from Department of Insurance, State of Texas to transact the business of casualty with workers'
                     compensation insurance(1)
        10.44        Sublease dated August 15, 1995 between The Pacific Rim
                     Assurance Company and the General Services Administration(1)
        10.45        Sales, License and Service Agreement dated November 14, 1995 between Macess Corporation and The Pacific Rim Assurance
                     Company for equipment purchases, software license and
                     professional prepaid support and software maintenance(1)
        10.47        Certificate of Authority from the State of Georgia Office of
                     Commissioner of Insurance, to transact the business of
                     Property and Casualty (including Workers' Compensation)(1)

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.48        Producer agreement between Regional Benefits Insurance
                     Services, a subsidiary of Superior Pacific Casualty Company, and Hull & Co., Inc., dated May 15, 1996(2)
        10.49        Producer agreement between Regional Benefits Insurance
                     Services, and Gulf Atlantic Management Group, Inc., dated
                     May 15, 1996(2)
        10.50        Office lease between Gulf Atlantic Investment Group, Inc.
                     and Regional Benefits Insurance Services, Inc., dated May
                     20, 1996(2)
        10.51        Employment Agreement between Pac Rim Holding Corporation and
                     Stanley Braun, dated April 15, 1994, as amended March 27,
                     1995, and March 30, 1996(3)
        10.52        Third Amendment to Employment Agreement between Pac Rim
                     Holding Corporation and Stanley Braun, dated as of April 10,
                     1997++++
        10.53        Agreement for Services between REM and SNIC, relating to the
                     Claims Severity Management Program
        10.54        Average Existing Claim Severity Agreement Effective:
                     December 31, 1997 between ZRNA and Superior Pacific
        10.55        Lease dated October 29, 1997 between Property California OB
                     One Corporation and SNIC, relating to the lease of its
                     Pleasanton, California, facility
        21           Subsidiaries of the Company(4)
        27.1         Financial Data Schedule
        99.1         Form of Letter of Transmittal(4)
        99.2         Form of Notice of Guaranteed Delivery(4)
        99.3         Form of Exchange Agent Agreement(4)

---------------

* Previously filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission ("SEC") on May 1, 1995 (File No. 0-25984).

**     Previously filed as an exhibit to Amendment No. 2 to the Company's
      Registration Statement on Form 10/A, as filed with the SEC on November 1, 1995 (File No. 0-25984).

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 29, 1996.

***** Previously filed as an exhibit to the Company's statement on Schedule 13D, as filed with the SEC on February 27, 1997.

+      Previously filed as an exhibit to the Company's Annual Report on Form
      10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 10, 1997.

++     Previously filed as an exhibit to the Company's Current Report on Form
      8-K, as filed with the SEC on April 24, 1997.

+++ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the SEC on May 15, 1997.

++++ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the SEC on August 14, 1997.

+++++ Previously filed as an exhibit to the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1997, as filed with the SEC on November 13, 1997.

(1) Incorporated by reference from the Exhibits to the Annual Report on Form 10-K of Pac Rim Holding Corporation for the year ended December 31, 1995.

(2) Previously filed with the Quarterly Report on Form 10-Q of Pac Rim Holding Corporation, for the quarter ended June 30, 1996.

(3) Previously filed as Exhibit K to Annex C of the Company's Proxy Statement on Schedule 14A dated March 10, 1997.

(4) Previously filed as an exhibit to the Company's and the Trust's Registration Statement on Form S-4 (Registration No. 333-43505) on December 30, 1997.

     (b) Reports on Form 8-K: On November 19, 1997, the Company filed a Current Report on Form 8-K in order to file with the Securities and Exchange Commission a press release issued by the Company announcing the Trust's intent to offer to sell the Trust Preferred Securities in a private placement.

         On December 5, 1997, the Company filed a Current Report on Form 8-K in order to file with the Securities and Exchange Commission a press release issued by the Company announcing the completion of the Trust's issuance and sale of the Trust Preferred Securities in a private placement.

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

     Date: March 27, 1998
                                          SUPERIOR NATIONAL INSURANCE GROUP,
                                          INC.

                                              /s/   J. CHRIS SEAMAN
                                          By:
                                          --------------------------------------

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
              /s/ WILLIAM GENTZ                Director, President and Chief           March 27, 1998
---------------------------------------------  Executive Officer (Principal Executive
                William Gentz                  Officer)

             /s/ J. CHRIS SEAMAN               Director, Executive Vice President and  March 27, 1998
---------------------------------------------  Chief Financial Officer (Principal
               J. Chris Seaman                 Financial Accounting Officer)

            /s/ STEVEN D. GERMAIN              Director                                March 27, 1998
---------------------------------------------
              Steven D. Germain

           /s/ THOMAS J. JAMIESON              Director                                March 27, 1998
---------------------------------------------
             Thomas J. Jamieson

             /s/ GORDON E. NOBLE               Director                                March 27, 1998
---------------------------------------------
               Gordon E. Noble

            /s/ C. LEN PECCHENINO              Director                                March 27, 1998
---------------------------------------------
              C. Len Pecchenino

           /s/ CRAIG F. SCHWARBERG             Director                                March 27, 1998
---------------------------------------------
             Craig F. Schwarberg

             /s/ ROBERT A. SPASS               Director                                March 27, 1998
---------------------------------------------
               Robert A. Spass

            /s/ BRADLEY E. COOPER              Director                                March 27, 1998
---------------------------------------------
              Bradley E. Cooper

            /s/ STEVEN B. GRUBER               Director                                March 27, 1998
---------------------------------------------
              Steven B. Gruber

            /s/ ROGER W. GILBERT               Director                                March 27, 1998
---------------------------------------------
              Roger W. Gilbert

                               GLOSSARY OF TERMS

DEFINED TERMS AND SELECTED INSURANCE TERMS

Admitted Assets............  Assets recognized and accepted by state insurance regulatory authorities for their purposes in determining the financial condition of an insurance company.

Centre Re..................  Centre Reinsurance Limited.

Claim and Claim Adjustment
  Expenses.................  The estimated ultimate cost of claims, whether reported or unreported, charged against earnings when claims occur, including the estimated expenses of settling claims (claim adjustment expenses).

Claim and Claim Adjustment
  Expense Ratio............  The ratio of claim and claim adjustment expenses to net premiums earned.

Code.......................  Internal Revenue Code of 1986, as amended.

Combined Ratio.............  The sum of the claim and claim adjustment expense ratio and the expense ratio for continuing operations. A combined ratio under 100% generally indicates an underwriting profit, and a combined ratio over 100% generally indicates an underwriting loss.

Common Stock...............  Common Stock of SNIG.

Company....................  Superior National Insurance Group, Inc., a Delaware
                             corporation, including, if the context requires, its subsidiaries, on a consolidated basis.

Direct Premiums Written....  Direct premiums written include all premiums arising from policies issued by the Company acting as primary insurance carrier, adjusted for any return or additional premiums arising from endorsements, cancellations, audits and retrospective rating plans.

DOI........................  California Department of Insurance.

EBITDA.....................  Earnings before interest, taxes, minority interest, depreciation, and amortization.

Exchange Act...............  Securities Exchange Act of 1934, as amended.

Expense Ratio..............  The ratio of commissions (net of reinsurance ceding commissions), policyholder dividends, and general and administrative expenses to net premiums earned.

GAAP.......................  Generally accepted accounting principles of the
                             United States of America, including those set forth in: (i) the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accounts, (ii) statements and pronouncements of the Financial Accounting Standards Board, (iii) in such other statements by such other entity as approved by a significant segment of the accounting profession, and (iv) the rules and regulations of the SEC governing the inclusion of financial statements in periodic reports required to be filed pursuant to
                             Section 13 of the Exchange Act, including opinions and pronouncements in staff accounting bulletins and similar written statements from the accounting staff of the SEC.

Gross Premiums Written.....  Gross premiums written include all premiums arising from policies issued by the Company acting as primary insurance carrier and policies issued through fronting facilities, adjusted for any additional or return premiums arising from endorsements, cancellations, audits and retrospective rating plans.

IIA........................  International Insurance Advisors, Inc., a New York
                             corporation, investment advisors to III.

III........................  International Insurance Investors, L.P., a Bermuda
                             limited partnership, owner of the Voting Notes.

IP.........................  IP Bermuda and IP Delaware, collectively.

IP Bermuda.................  Insurance Partners Offshore (Bermuda), L.P., a
                             Bermuda limited partnership.

IP Delaware................  Insurance Partners, L.P., a Delaware limited partnership.

IRS........................  Internal Revenue Service.

NAIC.......................  National Association of Insurance Commissioners.

Net Premiums Earned........  The portion of net premiums written applicable to the insurance coverage provided in any particular accounting period.

Net Premiums Written.......  Premiums retained by an insurance company after deducting premiums on business reinsured with others.

P&C........................  Property and casualty.

Pac Rim....................  Pac Rim Holding Corporation, and where the context requires, its subsidiaries including The Pacific Rim Assurance Company.

Policy Acquisition Costs...  Agents' or brokers' commissions, premium taxes, marketing, underwriting, and other expenses associated with the production of premium.

Premium in Force...........  Premium in force is the sum of the estimated annual gross written premiums for policies on which the Company is currently providing workers' compensation coverage.

Reinsurance................  An agreement whereby an insurer transfers ("cedes")
                             a portion of the insurance risk to a reinsurer in exchange for the payment of a premium. Reinsurance can be effected by "treaties," which automatically cover all risks of a defined category, amount, and type, or by "facultative reinsurance," which is negotiated between an original insurer and the reinsurer on an individual, contract-by-contract basis.

REM........................  Risk Enterprise Management Limited, a Delaware
                             corporation, an affiliate of Zurich.

SEC........................  Securities and Exchange Commission.

Securities Act.............  Securities Act of 1933, as amended.

SNIC.......................  Superior National Insurance Company, a wholly-owned insurance subsidiary of SNIG.

SNIG.......................  Superior National Insurance Group, Inc., a Delaware
                             corporation, the holding company of SNIC and SPCC.

SPCC.......................  Superior Pacific Casualty Company, a wholly-owned insurance subsidiary of SNIG.

Statutory Accounting
Practices
  ("SAP")..................  An accounting method prescribed or permitted by state insurance regulators. The more significant differences from GAAP are: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized; (c) certain assets such as agents' balances over ninety days due and prepaid expenses are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared;
                             (e) the cash flow statement is not consistent with classifications and the presentation under GAAP;
                             (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (h) minimum statutory reserves for losses in excess of the Company's estimates are required.

Superior Pacific...........  SNIC and SPCC, the principal operating subsidiaries of the Company. In addition, "Superior Pacific" is the trade name under which SNIC and SPCC conduct business.

Triennial Examination......  A regularly scheduled triennial review of the operations and financial condition of a regulated California insurance company by the DOI as required under various provisions of the California Insurance Code.

Underwriting...............  The process whereby an insurer reviews applications submitted for insurance coverage, determines whether it will accept all or part of the coverage requested, and determines the premiums to be charged.

Underwriting Expenses......  The aggregate of commissions and other policy acquisition costs, as well as the portion of administrative, general, and other expenses attributable to the underwriting operations.

Underwriting Profit
(Loss).....................  The excess (deficiency) resulting from the difference between net premiums earned and the sum of claim and claim adjustment expenses, underwriting expenses, and policyholder dividends.

Unpaid Claim and Claim
  Adjustment Expenses......  An estimate of claims that have occurred, both reported and unreported (including claim adjustment expenses), and have been charged against earnings but remain unpaid.

WCIRB......................  Workers' Compensation Insurance Rating Bureau.

ZRNA.......................  Zurich Reinsurance (North America), Inc., a
                             Connecticut corporation, an affiliate of Zurich.

ZCIC.......................  Zurich Centre Insurance Company, an affiliate of
                             Zurich.

Zurich.....................  Zurich Reinsurance Centre Holdings, Inc., a
                             Delaware corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                                              PAGE
                                                              -----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................    F-1

INDEPENDENT AUDITORS' REPORT................................    F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................    F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1997, 1996 and 1995...    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................    F-6
  Notes to Consolidated Financial Statements................    F-7

FINANCIAL STATEMENTS SCHEDULES:
  Schedule I: Condensed Financial Information of Registrant,
              Superior National Insurance Group, Inc. ......   F-28
  Schedule II: Valuation and Qualifying Accounts and
               Reserves.....................................   F-32
  Schedule V: Supplemental Insurance Information,
              Reinsurance and Supplemental Property and
              Casualty Insurance Information................   F-33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Superior National Insurance Group, Inc.:

     We have audited the consolidated financial statements of Superior National Insurance Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior National Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
March 27, 1998

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Investments:
  Bonds and Notes
    Available-for-sale, at market (cost: 1997, $203,373;
     1996, $46,549).........................................  $205,214     $ 46,330
  Equity securities, at market
    Common stock (cost: 1997, $1,356; 1996, $1,199).........     1,526        1,173
  Cash and Invested cash (Restricted cash: 1997, $651; 1996,
    $297)...................................................    35,376      100,487
  Restricted investment.....................................        --        1,450
                                                              --------     --------
         TOTAL INVESTMENTS..................................   242,116      149,440
Reinsurance recoverable:
  Paid and unpaid claims and claim adjustment expenses......    53,082       25,274
  Premiums receivable (less allowance for doubtful accounts
    of $800 in 1997 and $300 in 1996).......................    24,364        9,390
  Earned but unbilled premiums receivable...................    12,524        5,251
  Accrued investment income.................................     2,661        1,035
  Deferred policy acquisition costs.........................     5,879        3,042
  Deferred income taxes.....................................    12,200        9,520
  Funds held by reinsurer...................................     5,152        1,948
  Receivable from reinsurer.................................        --       93,266
  Prepaid reinsurance premiums..............................     1,598        1,039
  Goodwill..................................................    35,887           --
  Prepaid and other.........................................    21,106        7,364
                                                              --------     --------
         TOTAL ASSETS.......................................  $416,569     $306,569
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Claims and claim adjustment expenses......................  $201,255     $115,529
  Unearned premiums.........................................    12,913        9,702
  Reinsurance payable.......................................     3,412          874
  Long-term debt............................................        30       98,961
  Policyholder dividends....................................     1,370           --
  Capital lease obligation..................................     7,626           --
  Accounts payable and other liabilities....................    28,868       12,741
                                                              --------     --------
         TOTAL LIABILITIES..................................   255,474      237,807
1994 PREFERRED SECURITIES ISSUED BY AFFILIATE; authorized
  1,100,000 shares; issued and outstanding 1,013,753 shares
  in 1996...................................................        --       23,571
COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY SENIOR SUBORDINATED NOTES OF SNIG;
  $1,000 face per share; issued and outstanding 105,000
  shares in 1997............................................   101,277           --
                                STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares;
  issued and outstanding 5,871,279 shares in 1997 and
  3,446,492 shares in 1996..................................        59           34
Paid-in capital excess of par...............................    34,242       15,988
Unrealized (loss) gain on investments, net of taxes.........     1,327         (162)
Paid-in capital -- warrants.................................     2,206        2,206
Retained earnings...........................................    21,984       27,125
                                                              --------     --------
         NET STOCKHOLDERS' EQUITY...........................    59,818       45,191
                                                              --------     --------
         TOTAL LIABILITIES, PREFERRED SECURITIES AND NET
          STOCKHOLDERS' EQUITY..............................  $416,569     $306,569
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
REVENUES:
  Premiums written, net of reinsurance ceded................  $136,929    $87,715    $89,139
  Net change in unearned premiums...........................     3,991        933        596
                                                              --------    -------    -------
  Net premiums earned.......................................   140,920     88,648     89,735
  Net investment income.....................................    12,674      7,769      9,784
                                                              --------    -------    -------
        TOTAL REVENUES......................................   153,594     96,417     99,519
                                                              --------    -------    -------
EXPENSES:
  Claims and claim adjustment, net of reinsurance recoveries of $32,383, $6,064 and $2,418 in 1997, 1996 and 1995
    respectively............................................    90,447     55,638     53,970
  Commissions, net of reinsurance ceding commissions of
    $4,868, $2,030 and $1,350 in 1997, 1996 and 1995
    respectively............................................    13,838     10,426     11,881
  Policyholder dividends....................................        --     (5,927)    (5,742)
  Interest..................................................     6,335      7,527      9,619
  General and administrative
    Underwriting............................................    23,857     23,712     17,566
    Other...................................................       817       (186)       536
    Goodwill................................................     1,039         --         --
                                                              --------    -------    -------
        TOTAL EXPENSES......................................   136,333     91,190     87,830
                                                              --------    -------    -------
Income before income taxes, preferred securities dividends
  and accretion, discontinued operations, and extraordinary
  items.....................................................    17,261      5,227     11,689
Income tax expense (benefit)................................     6,437      1,597        (12)
                                                              --------    -------    -------
Income before preferred securities dividends and accretion,
  discontinued operations and extraordinary items...........    10,824      3,630     11,701
Preferred Securities dividends and accretion, net of income
  tax benefit of $1,260, $858 and $767 in 1997, 1996 and
  1995 respectively.........................................    (2,445)    (1,667)    (1,488)
Trust Preferred Securities dividends and accretion, net of
  income tax benefit of $321 in 1997........................      (624)        --         --
Loss from operations of discontinued property and casualty
  operations, net of income tax benefit of $5,070 in 1995...        --         --     (9,842)
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $5,315..............................   (10,317)        --         --
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $785................................    (1,524)        --         --
Extraordinary loss on redemption of Pac Rim's outstanding
  debentures, net of income tax benefit of $327.............      (635)        --         --
Extraordinary loss on retirement of preferred securities,
  net of income tax benefit of $134.........................      (259)        --         --
Extraordinary loss on early retirement of Imperial Bank loan
  net of income tax benefit of $83..........................      (161)        --         --
                                                              --------    -------    -------
        NET (LOSS) INCOME...................................  $ (5,141)   $ 1,963    $   371
                                                              ========    =======    =======
BASIC EARNINGS PER SHARE:
  Income before preferred securities dividends and
    accretion, and extraordinary items......................  $   2.06    $  1.06    $  3.41
  Preferred securities dividends and accretion..............     (0.58)     (0.49)     (0.43)
  Discontinued operations...................................        --         --      (2.87)
  Extraordinary items.......................................     (2.46)        --         --
                                                              --------    -------    -------
        NET (LOSS) INCOME...................................  $  (0.98)   $  0.57    $  0.11
                                                              ========    =======    =======
DILUTED EARNINGS PER SHARE:
  Income before preferred securities dividends and
    accretion, and extraordinary items......................  $   1.54    $  0.75    $  2.97
  Preferred securities dividends and accretion..............     (0.44)     (0.34)     (0.38)
  Discontinued operations...................................        --         --      (2.50)
  Extraordinary items.......................................     (1.84)        --         --
                                                              --------    -------    -------
        NET INCOME..........................................  $  (0.74)   $  0.41    $  0.09
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      NET
                                                    UNREALIZED    UNREALIZED
                                 COMMON STOCK          GAIN       GAIN (LOSS)
                             --------------------     (LOSS)     ON AVAILABLE-    PAID IN                    TOTAL
                              SHARES     $.01 PAR   ON EQUITY      FOR-SALE      CAPITAL --   RETAINED   STOCKHOLDERS'
                              ISSUED      VALUE     SECURITIES    INVESTMENTS     WARRANTS    EARNINGS      EQUITY
                             ---------   --------   ----------   -------------   ----------   --------   -------------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
  1994.....................  3,429,873   $15,941         --         $(2,574)       $2,206     $24,791       $40,364

Net Income.................         --        --         --              --            --         371           371
Unrealized gain on equity
  securities...............         --        --          2              --            --          --             2
Change in unrealized loss
  on available-for-sale
  investments, net of
  taxes....................         --        --         --           2,741            --          --         2,741
Stock issued under stock
  option plan..............        500         2         --              --            --          --             2
                             ---------   -------       ----         -------        ------     -------       -------
Balance at December 31,
  1995.....................  3,430,373    15,943          2             167         2,206      25,162        43,480
                             ---------   -------       ----         -------        ------     -------       -------

Net Income.................         --        --         --              --            --       1,963         1,963
Unrealized gain on equity
  securities...............         --        --        (19)             --            --          --           (19)
Change in unrealized loss
  on available-for-sale
  investments, net of
  taxes....................         --        --         --            (312)           --          --          (312)
Stock issued under a stock
  option plan..............      3,100        12         --              --            --          --            12
Common stock issued under a
  stock incentive plan.....     13,019        67         --              --            --          --            67
                             ---------   -------       ----         -------        ------     -------       -------
Balance at December 31,
  1996.....................  3,446,492    16,022        (17)           (145)        2,206      27,125        45,191
                             ---------   -------       ----         -------        ------     -------       -------

Net Loss...................         --        --         --              --            --      (5,141)       (5,141)
Unrealized gain on equity
  securities...............         --        --        129              --            --          --           129
Change in unrealized gain
  on available-for-sale
  investments, net of
  taxes....................         --        --         --           1,360            --          --         1,360
Common stock issued........  2,390,438    18,000         --              --            --          --        18,000
Stock issued under a stock
  option plan..............     22,127       105         --              --            --          --           105
Common stock issued under a
  stock incentive plan.....     12,222       174         --              --            --          --           174
                             ---------   -------       ----         -------        ------     -------       -------
Balance at December 31,
  1997.....................  5,871,279   $34,301       $112         $ 1,215        $2,206     $21,984       $59,818
                             =========   =======       ====         =======        ======     =======       =======

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997       1996       1995
                                                              --------   --------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (5,141)  $  1,963   $     371
                                                              --------   --------   ---------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Amortization of bonds and preferred stock...............    (1,073)    (1,581)     (3,575)
    Amortization of long-term debt..........................        68         --          --
    Loss/(gain) on sale of investments......................        98        (31)        525
    Gain on sale of Centre Re investments...................        --     (2,036)     (4,891)
    Amortization of goodwill................................     1,039         --          --
    Extraordinary loss......................................    12,896         --          --
    Interest expense on long-term debt......................     3,581         --          --
    Preferred securities dividends and accretion............     3,069      2,526       2,255
    (Increase) decrease in reinsurance balances
     receivable.............................................   (23,789)    14,339      28,516
    (Increase) decrease in premiums receivable..............    (1,848)     2,184       6,901
    (Increase) decrease in earned but unbilled premiums
     receivable.............................................    (3,131)    (2,101)      3,336
    (Increase) decrease in accrued investment income........      (986)       792        (491)
    (Increase) decrease in deferred policy acquisition
     costs..................................................    (2,837)      (262)        125
    Decrease in income taxes receivable.....................        --         --       1,721
    Decrease (increase) in deferred taxes...................     6,433        735      (5,853)
    Increase in funds held by reinsurer.....................    (3,204)      (976)       (972)
    Increase in prepaid reinsurance premiums................    (2,406)      (287)        (88)
    Decrease (increase) in other assets.....................     1,637     (1,287)     (1,413)
    Decrease in claims and claim adjustment expense
     reserves...............................................   (24,523)   (25,966)    (29,763)
    Decrease in unearned premium reserves...................    (3,648)      (645)       (508)
    Increase (decrease) in reinsurance payable..............     2,538        504      (2,835)
    Decrease in policyholder dividends payable..............        --     (8,094)    (10,970)
    Decrease in discontinued operations.....................        --         --      (4,223)
    (Decrease) increase in accounts payable and other
     liabilities............................................   (11,143)     5,321      (1,994)
                                                              --------   --------   ---------
    Total adjustments.......................................   (47,229)   (16,865)    (24,197)
                                                              --------   --------   ---------
        Net cash used in operating activities...............   (52,370)   (14,902)    (23,826)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital -- stock options taken..................       279         79           2
    Proceeds from issuance of common stock..................    18,000         --          --
    Proceeds from Trust Preferred Securities net of $3.7
     million issuance.......................................   101,272         --          --
    Long-term debt -- Chase Manhattan Bank..................    41,257         --          --
    Retirement of long-term debt -- Chase Manhattan Bank....   (44,000)        --          --
    Retirement of 1994 Preferred Securities.................   (27,668)        --          --
    Retirement of long-term debt............................    (7,250)    (2,660)     (1,200)
    Prepayment penalty on long-term debt....................      (244)        --          --
    Funding of discontinued operations......................    (4,357)        --          --
    Proceeds from Chase Financing...........................        --     93,091          --
                                                              --------   --------   ---------
        Net cash provided by (used in) financing
        activities..........................................    77,289     90,510      (1,198)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................  (226,749)   (43,257)     (4,611)
    Investment funds withheld from reinsurers...............        --    (88,568)   (204,577)
  Purchases of common stock.................................    (1,496)      (513)       (680)
  (Increase) in receivable from reinsurer...................        --    (93,266)         --
  Purchase of Pacific Rim Holding Company...................   (44,016)        --          --
  Investments and cash allocated to discontinued
    operations..............................................        --         --      (1,581)
  Sales of bonds and notes: Investments
    available-for-sale......................................   109,082     25,343      17,643
  Maturities of bonds and notes:
    Investments held-to-maturity............................        --         --       2,250
    Investments available-for-sale..........................    15,042     12,771       3,035
  Sales and maturities of funds withheld from reinsurers....        --    206,548     191,238
  Sales of equity securities................................     1,197         --          --
  Net decrease in invested cash.............................    55,460        983      26,062
                                                              --------   --------   ---------
  Net cash (used in) provided by investing activities.......   (91,480)    20,041      28,779
                                                              --------   --------   ---------
  Net (decrease) increase in cash...........................   (66,561)    95,649       3,755
  Cash and invested cash at beginning of period.............   101,937      6,288       2,533
                                                              --------   --------   ---------
  Cash and invested cash at end of period...................  $ 35,376   $101,937   $   6,288
                                                              ========   ========   =========
  Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes..............  $      4   $      4   $       4
                                                              ========   ========   =========
    Cash paid during the year for interest..................  $  2,803   $    641   $     808
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Superior National Insurance Group, Inc. ("SNIG") and all subsidiaries (together with SNIG, the "Company"). The Company's principal insurance subsidiaries (collectively referred to as "Superior Pacific"), Superior National Insurance Company ("SNIC") and Superior Pacific Casualty Company ("SPCC"), are licensed to write workers' compensation insurance and commercial property and casualty insurance in 20 states and the District of Columbia.

     During the third quarter of 1993, the Company adopted a plan to discontinue underwriting commercial property and casualty risks. Earned premiums reported in 1997, 1996, and 1995 reflect workers' compensation premiums from policies that were primarily located in California.

     The Company's consolidated financial statements have been prepared on the basis of generally accepted accounting principles that vary in certain respects from accounting practices prescribed or permitted by state insurance regulatory authorities. The results of all significant intercompany transactions have been eliminated.

     Certain reclassifications have been made to prior year financial statements to conform to the 1997 presentation.

  Acquisition

     On April 11, 1997, the Company acquired all of the outstanding stock of Pac Rim Holding Corporation ("Pac Rim") for aggregate consideration of $42.0 million in cash. This consideration resulted in payments of $20.0 million to Pac Rim stockholders, $20.0 million to Pac Rim's convertible debenture holders, and $2.0 million to Pac Rim's warrant and option holders. In addition, the Company incurred $2.0 million in transaction fees and related expenses. The Company financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18 million of newly issued shares of common stock. The term loan was subsequently retired from funds raised from the sale of $105 million of 10.75% Trust Preferred Securities. As a result of the term loan's being retired the Company recorded an extraordinary loss, net of federal income taxes, of $1.5 million.

     The transaction resulted in $36.9 million in goodwill that is being amortized on a straight line basis over 27.5 years. The transaction was accounted for using the purchase method and the results of operations since the date of the acquisition have been included in operations. The transaction's designated accounting effective date is April 1, 1997.

     The balance sheet of Pac Rim at the acquisition date included the following assets: investments of $105,913, cash of $2,627, receivables of $17,268, and other assets of $22,272. Liabilities assumed in the acquisition included unearned premiums of $6,859, claims and claim adjustment expense reserves of $107,743, and other liabilities of $32,289.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The unaudited proforma condensed consolidated results of operations presented below assume the transaction occurred had the acquisition taken place at the beginning of each period presented.

                                                              PRO FORMA RESULTS FOR THE YEAR
                                                                    ENDED DECEMBER 31,
                                                              -------------------------------
                                                                  1997               1996
                                                              ------------       ------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Revenues....................................................    $174,550           $187,732
Loss before income taxes, preferred securities dividends and
  accretion, and extraordinary items........................    $   (253)          $(18,620)
Net (loss)..................................................    $(23,280)          $(23,226)
Basic earnings per share....................................    $  (4.43)          $  (3.01)
Diluted earnings per share..................................    $  (3.32)          $  (2.55)

     These unaudited proforma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period or of future operations of the combined companies.

  Reverse Stock Split

     Effective May 25, 1995, shareholders of SNIG approved a four-into-one reverse split of SNIG's common stock. The purpose of the reverse split was to increase the per-share price of the SNIG common stock in order to enhance public trading of the common stock upon the effectiveness of the Company's registration with the Securities and Exchange Commission. Consequently, the shares of common stock and stock options information included in the accompanying consolidated financial statements were prepared assuming the reverse stock split had been outstanding at the beginning of all periods presented.

  Cash and Invested Cash

     Cash includes currency on hand and demand deposits with financial institutions. Invested cash represents short-term, highly liquid investments, readily convertible to known amounts of cash and near maturity such that there is insignificant risk of changes in value because of changes in interest rates. Invested cash is carried at cost, which approximates market.

  Investments

     Investments in debt instruments consist primarily of bonds and collateralized mortgage obligations. Debt instruments and equities are classified as (i) "held-to-maturity" (carried at amortized cost); (ii) "trading" (carried at market with differences between cost and market being reflected in the results of operations); or (iii) if not otherwise classified, as "available-for-sale" (carried at market with differences between cost and market being reflected as a separate component of stockholders' equity, net of applicable income tax effect). The premiums and discounts on fixed maturities and collateralized mortgage obligations are amortized using the scientific method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Current market values of investments are obtained from published sources. Declines in market value that are considered other than temporary are charged to operations.

     The Company does not own any investments that qualify as derivatives as defined by Statement of Financial Accounting Standard No. 119, "Disclosure About Derivative Financial Investments and Fair Value of Financial Investments." Securities not designated as held-to-maturity have been designated as available-for-sale. The Company did not have any investments categorized as trading securities. For determining realized gains or losses on securities sold, cost is based on average cost.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     Investments in equity securities are carried at fair value. Unrealized gains or losses on equity securities are reflected, net of applicable tax, in stockholders' equity.

  Premiums Receivable

     Superior Pacific records premiums receivable for both billed and unbilled amounts. Unbilled premiums receivable, which are substantially all earned, primarily represent Superior Pacific's estimate of the difference between amounts billed on installment policies and the amount to be ultimately billed on the policy. Unbilled premiums receivable also include estimated billings on payroll reporting policies which were earned but not billed prior to year end. Superior Pacific uses its historical experience to estimate earned but unbilled amounts which are recorded as premiums receivable. These unbilled amounts are estimates, and while the Company believes such amounts are reasonable, there can be no assurance that the ultimate amounts received will equal the recorded unbilled amounts.

     The ultimate collectability of the unbilled receivables can be affected to a greater degree by general changes in the economy and the regulatory environment than billed receivables due to the increased time required to determine the billable amount. The Company attempts to consider these factors when estimating the receivable for unbilled premiums.

  Deferred Policy Acquisition Costs

     Acquisition costs, consisting principally of commissions, premium taxes, and certain marketing, policy issuance, and underwriting costs related to the production of SNIC's workers' compensation business, are deferred and amortized ratably over the terms of the policies. If recoverability of such costs is not anticipated, the amounts not considered recoverable are charged to income. In determining estimated recoverability, the computation gives effect to the premium to be earned, related investment income, claims and claim adjustment expenses, and certain other costs expected to be incurred as the premium is earned.

     Policy acquisition costs incurred and amortized into income are as follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
Balance at beginning of year.......................  $  3,042    $  2,780    $  2,905
Cost deferred during the year......................    22,814      17,132      18,163
Amortization charged to expense....................   (19,977)    (16,870)    (18,288)
                                                     --------    --------    --------
Balance at end of year.............................  $  5,879    $  3,042    $  2,780
                                                     ========    ========    ========

  Claims and Claim Adjustment Expenses

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

     There is a high level of uncertainty inherent in the evaluation of the required claims and claim adjustment expense reserves. Management has selected ultimate claim and claim adjustment expenses that it believes will reasonably reflect anticipated ultimate experience. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Claims reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

  Policyholder Dividends

     Prior to the inception of open rating in January 1995, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation; however, since open rating, the consumer's preference has been for the lowest net price at a policy's inception. This is evidenced by the decline in participating policies written by Superior Pacific as a percent of total policies from 24% of workers' compensation premiums in force at December 31, 1995 to 1% at December 31, 1996. A small increase in the percentage of participating policies to 3% at December 31, 1997 is attributable to policies written in Arizona. In 1995, as a result of the diminishing value of policyholder dividends, Superior Pacific's management declared a moratorium in the payment of policyholder dividends. In December 1996, the Company discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by Superior Pacific. Dividends were paid to the extent that a surplus was accumulated from premiums on workers' compensation policies.

  Premium Income Recognition

     Insurance premiums are earned ratably over the terms of the policies. Unearned premiums are computed on a daily pro-rata basis.

  Income Taxes

     The Company files a consolidated Federal income tax return which includes all qualifying subsidiaries.

     Deferred income taxes are provided for temporary differences between financial statement and tax return bases using the asset and liability method, in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, deferred taxes are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be settled. Tax rate changes are accounted for in the year in which the tax law is enacted.

  Earnings per Share ("EPS")

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997. Note 16 contains the required disclosures which make up the calculation of basic and diluted earnings per share. The required restatement of prior years earnings per share reflect an immaterial difference.

  Property, Equipment, Leasehold Improvements and Assets Under Capital Lease

     Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. The accumulated depreciation and amortization as of December 31, 1997 and 1996 was $2,207 and $4,289 respectively. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, or, if less, the term of the lease. Property, equipment, and leasehold improvements are included as a component of "Prepaid and other assets" on the consolidated balance sheets.

  Use of Management Estimations

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. The Company has provided such estimates for its workers' compensation claims and claim adjustment expenses; discontinued operations; policyholder dividends; earned but unbilled premiums; and deferred taxes balances in its financial

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES statements. While these estimates are based upon analyses performed by management, outside consultants, and actuaries, the amounts the Company will ultimately pay may differ materially from the amounts presently estimated.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Related Interpretations in accounting for its employee stock options.

  Business Relationships with Zurich

     Certain affiliates of Zurich Reinsurance Centre Holdings, Inc., a Delaware corporation ("Zurich"), collectively own approximately 45% of SNIG's common stock on a diluted basis, and approximately 36% of SNIG's issued and outstanding common stock on a non-diluted basis.

     In March 1992, the Company issued warrants (the "Warrants") to purchase 1,616,886 shares of Common Stock in connection with the sale of its 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11.0 million, which notes have since been redeemed. The Warrants are exercisable at $4.00 per share and expire April 1, 2002. International Insurance Investors, L.P. ("III"), an affiliate of Zurich, originally purchased 1,474,306 of such Warrants (which are held by International Insurance Advisers, Inc. pursuant to a revocable agency relationship) with the remaining 142,580 Warrants being issued to management. As of December 31, 1997 Warrants to purchase 1,566,465 shares of Common Stock were outstanding, as Warrants to purchase 50,421 shares of Common Stock held by management have since been retired upon the termination of their employment with the Company.

     In June 1994 in connection with a $20.0 million investment in the Company (and its affiliate, Superior National Capital, L.P.) by CenterLine Reinsurance Limited ("CenterLine"), an affilate of Zurich, the Company issued to CenterLine a warrant to purchase 579,356 shares of Common Stock at an exercise price of $5.20 per share, which expires April 1, 2002.

(2)  INVESTMENTS

     The amortized cost and market values of bonds and notes classified as available-for-sale at December 31, 1997 are as follows:

                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES       VALUE
                                          ---------    ----------    ----------    --------
Available-for-sale:
  United States government agencies and
     authorities........................  $ 89,884       $  420        $(207)      $ 90,097
  Collateralized mortgage obligations...    72,478        1,100          (97)        73,481
  Corporate instruments.................    41,011          657          (32)        41,636
  State and political subdivisions......        --           --           --             --
                                          --------       ------        -----       --------
  Total available-for-sale..............  $203,373       $2,177        $(336)      $205,214
                                          ========       ======        =====       ========

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The market values of equity securities as of December 31, 1997 are as follows:

                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                              COST         GAINS         LOSSES      VALUE
                                            ---------    ----------    ----------    ------
Equity Securities:
  Corporate Instruments...................   $1,356         $171          $(1)       $1,526
                                             ------         ----          ---        ------
  Total Equity Securities.................   $1,356         $171          $(1)       $1,526
                                             ======         ====          ===        ======

     The amortized cost and estimated market values of investments classified as available for sale at December 31, 1997 by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are included based upon the expected payout pattern and duration of the fixed income security. Changes in interest rates, investor expectations, and political agendas could cause the ultimate payout pattern to differ.

                                                               AVAILABLE FOR SALE
                                                              ---------------------
                                                              AMORTIZED      FAIR
                                                                COST        VALUE
                                                              ---------    --------
Due in one year or less.....................................  $ 25,044     $ 25,086
Due after one year through five years.......................    44,254       44,710
Due after five years through ten years......................    42,101       42,776
Due after ten years.........................................    91,974       92,642
                                                              --------     --------
Total.......................................................  $203,373     $205,214
                                                              ========     ========

     The amortized cost and market values of bonds and notes classified as available for sale at December 31, 1996 are as follows:

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
Available-for-sale:
  United States government agencies and
     authorities.........................   $22,596        $ 62         $(174)      $22,484
  Collateralized mortgage obligations....    12,989          --          (134)       12,855
  Corporate instruments..................     9,864          23           (20)        9,867
  State and political subdivisions.......     1,100          24            --         1,124
                                            -------        ----         -----       -------
  Total available-for-sale...............   $46,549        $109         $(328)      $46,330
                                            =======        ====         =====       =======

     The market value of equity securities as of December 31, 1996 are as follows:

                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                              COST         GAINS         LOSSES      VALUE
                                            ---------    ----------    ----------    ------
Equity Securities:
  Corporate Instruments...................   $1,199         $73           $(99)      $1,173
                                             ------         ---           ----       ------
  Total Equity Securities.................   $1,199         $73           $(99)      $1,173
                                             ======         ===           ====       ======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     A summary of net investment income for the years ended December 31, are as follows:

                                                          1997       1996      1995
                                                         -------    ------    -------
Interest on bonds and notes............................  $ 9,124    $6,628    $ 9,310
Interest on invested cash..............................    4,068     1,609      1,297
Realized gains (losses)................................       44        31       (525)
Other..................................................      190        --         --
                                                         -------    ------    -------
Total investment income................................   13,426     8,268     10,082
Investment expense.....................................     (752)     (499)      (298)
                                                         -------    ------    -------
Net investment income..................................  $12,674    $7,769    $ 9,784
                                                         =======    ======    =======

     Realized gains (losses) on investments for the years ended December 31, are as follows:

                                                              1997    1996    1995
                                                              ----    ----    -----
Bonds and notes.............................................  $44     $31     $(525)
Equity securities...........................................   --      --        --
                                                              ---     ---     -----
Total.......................................................  $44     $31     $(525)
                                                              ===     ===     =====

     The changes in unrealized gains (losses) on debt instruments held as available-for-sale and equity security investments at December 31, are as follows:

                                                             1997     1996      1995
                                                            ------    -----    ------
Bonds and notes...........................................  $2,060    $(472)   $4,154
Equity securities.........................................     196      (29)        2
                                                            ------    -----    ------
Total.....................................................  $2,256    $(501)   $4,156
                                                            ======    =====    ======

     Proceeds from sales of bonds and notes held as available-for-sale for the years ended December 31, 1997, 1996, and 1995 were $109,082, $25,343, and
$17,643, respectively. Gross gains of $176 and gross losses of $132 were realized on those sales in 1997. Gross gains of $44 and gross losses of $13 were realized on those sales in 1996. Gross gains of $4 and gross losses of $529 were realized on those sales in 1995.

     Bonds and other securities with a market value of $180,447 at December 31, 1997, $127,112 at December 31, 1996 and $143,462 at December 31, 1995, were on deposit with various insurance regulatory authorities. Additionally, see Note
(7) regarding investments held related to reinsurance contracts.

(3)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table represents the carrying amounts and estimated fair values of the Company's financial liabilities at December 31, 1997 and 1996. Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instruments," ("SFAS 107") defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values with respect to investments are presented in Note (2) and the fair value of all other investments approximates their fair value.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The carrying amounts shown in the table below are included in the Consolidated Balance Sheet under the indicated options:

                                                    1997                   1996
                                            --------------------    -------------------
                                            CARRYING      FAIR      CARRYING     FAIR
                                             AMOUNT      VALUE       AMOUNT      VALUE
                                            --------    --------    --------    -------
Financial liabilities:
Chase financing agreement.................  $     --    $     --    $91,681     $91,374
Imperial Bank debt........................  $     --    $     --    $ 7,250     $ 7,541
1994 Preferred Securities issued by
  affiliate...............................  $     --    $     --    $23,571     $19,998
Trust Preferred Securities issued by
  affiliate...............................  $101,277    $104,990    $    --     $    --

     Fair value is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. However, there can be no assurances that in the event the assets and liabilities would be required to be liquidated that the amounts received or due would be the amounts reflected herein.

(4)  CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

     The activity in the claim and claim adjustment expense reserve account is summarized as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance............  $115,529    $141,495    $171,258
Less: Reinsurance recoverable on unpaid losses.....    24,986      27,076      31,897
                                                     --------    --------    --------
Beginning reserve, net of reinsurance..............    90,543     114,419     139,361
Pac Rim reserves at acquisition....................   104,588          --          --
Provision for net claims and claim adjustment
  expenses
  For claims occurring in current year.............    95,826      57,614      58,842
  For claims occurring in prior years..............    (5,379)     (1,976)     (4,872)
                                                     --------    --------    --------
  Total claims and claim adjustment expenses.......    90,447      55,638      53,970
                                                     --------    --------    --------
Payments for net claims and claim adjustment
  expense:
  Attributable to insured events incurred in
     current year..................................   (37,945)    (19,816)    (19,732)
  Attributable to insured events incurred in prior
     years.........................................   (95,533)    (59,698)    (59,180)
                                                     --------    --------    --------
  Total claims and claim adjustment expense
     payments......................................  (133,478)    (79,514)    (78,912)
                                                     --------    --------    --------
Ending reserves, net of reinsurance................   152,100      90,543     114,419
Reinsurance recoverable on unpaid losses...........    49,155      24,986      27,076
                                                     --------    --------    --------
Ending reserves, gross of reinsurance..............  $201,255    $115,529    $141,495
                                                     ========    ========    ========

     During 1997, the Company continued to experience decreased frequency of claims and at the same time experienced an increase in claims severity for accident years 1995 and thereafter. The Company's net claim and claim adjustment expense ratio for accident year 1997 at the end of calendar year 1997 was 68.0%, versus 65.0% and 65.6% for accident years 1996 and 1995, at their respective calendar year ends.

     In 1997, the Company experienced approximately $5.4 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1996. This $5.4 million favorable development is the result of a $10.8 million favorable development on ceded reserves for accident years 1996 and prior. The $10.8 million favorable development on ceded reserves is attributable to SPCC and due to the post-acquisition

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES review of all open claim files and the subsequent adjustment to reserves, which caused many claims to have incurred claim and claim adjustment expenses in excess of the retention on SPCC's reinsurance treaties. The $10.8 million favorable development is offset by a $5.4 million adverse development on direct reserves attributable to the accident years 1995 and 1996.

     In 1996, the Company experienced approximately $2.0 million in favorable development on net claims and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million adverse development on direct reserves for accident year 1995, and $2.3 million adverse development on ceded reserves for accident years 1995 and prior. The Company's 1995 accident year net claims and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6%, verses 74.6% at the end of the 1996 calendar year. Offsetting the favorable development in large part was the re-estimation during 1995 of reinsurance receivables recorded at December 31, 1994, from approximately $66.2 million to approximately $59.9 million at December 31, 1995.

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

     During the second quarter of 1995, the Company increased its reserves by approximately $15 million for discontinued operations for accident years 1994 and prior. This increase in claims and claim adjustment expense reserves from the original estimate at the measurement date resulted from increased frequency and severity of claims incurred from those years relative to previous expectations, which in turn caused an increase in the estimated ultimate claims and claim adjustment expense reserves related to 1994 and prior years.

     At December 31, 1997 and 1996, liabilities of discontinued operations relating to unpaid claim and claim adjustment expenses, off-set by certain assets, have been reclassified in the balance sheet. Management estimates the discontinued operations will be "run off" by the year 2000. The assets and liabilities of discontinued operations are summarized below.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Assets:
  Reinsurance recoverables..................................  $ 5,937    $ 8,604
  Deferred tax asset........................................   12,904         --
  Investments and other assets..............................       --     17,261
                                                              -------    -------
          Total Assets......................................  $18,841    $25,865
                                                              =======    =======
Liabilities:
  Claims and claim adjustment expense reserves..............  $18,686    $25,466
  Other liabilities.........................................      155        399
                                                              -------    -------
          Total Liabilities.................................  $18,841    $25,865
                                                              =======    =======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

(6)  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:

                                                          1997       1996      1995
                                                         -------    ------    -------
Continuing operations..................................  $ 6,437    $1,597    $   (12)
Dividend accrued on preferred securities...............   (1,581)     (858)      (767)
Discontinued operations................................       --        --     (5,070)
Extraordinary items....................................   (6,643)       --         --
                                                         -------    ------    -------
          Total........................................  $(1,787)   $  739    $(5,849)
                                                         =======    ======    =======

     Income tax expense (benefit) from continuing operations for the years ended December 31, 1997, 1996, and 1995 is composed of the following amounts:

                                                              1997      1996     1995
                                                             ------    ------    ----
Current....................................................  $    4    $    4    $  4
Deferred...................................................   6,433     1,593     (16)
                                                             ------    ------    ----
          Total............................................  $6,437    $1,597    $(12)
                                                             ======    ======    ====

     Taxes computed at the statutory rate of 34% varied from the amounts reported in the consolidated statements of income at December 31, as follows:

                                                           1997      1996      1995
                                                          ------    ------    -------
Income taxes at statutory rates.........................  $5,869    $1,777    $ 3,974
Effect of tax-exempt interest...........................     (10)      (22)       (15)
Effect of meals and entertainment.......................      42        38         38
Effect of goodwill amortization.........................     353        --         --
Research and development credit.........................     179      (200)        --
Change in valuation allowance for tax assets............      --        --     (4,013)
Other...................................................       4         4          4
                                                          ------    ------    -------
          Total.........................................  $6,437    $1,597    $   (12)
                                                          ======    ======    =======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

                                                                1997        1996
                                                              --------    --------
Deferred tax assets:
  Original issue discount...................................  $     --    $  5,764
  Net operating loss carryforward...........................    43,918      29,062
  Alternate minimum tax credit carryforward.................     1,035         701
  Loss reserve discounting..................................     7,787          --
  Unearned premium liability................................       878         660
  Policyholder dividends....................................       466          --
  Deferred gain on capital lease............................       546          --
  Unrealized loss on available-for-sale securities..........        --          84
  Research and development credit...........................        21         200
  Other.....................................................       403         281
                                                              --------    --------
  Total gross deferred tax assets...........................    55,054      36,752
  Less: Valuation allowance.................................    (8,129)         --
                                                              --------    --------
          Total.............................................    46,925      36,752
                                                              --------    --------
Deferred tax liabilities:
  Loss reserves.............................................        --      (9,139)
  Discontinued operations...................................    (3,039)     (1,245)
  Reinsurance experience refunds............................   (15,300)    (15,300)
  Deferred acquisition costs................................    (1,999)     (1,034)
  Direct collection allowance...............................      (799)       (510)
  Unrealized gain on available-for-sale investments.........      (684)         --
  Reinsurance payable.......................................        --          (4)
                                                              --------    --------
  Total gross deferred tax liabilities......................   (21,821)    (27,232)
                                                              --------    --------
     Net deferred tax asset.................................    25,104       9,520
  Net deferred tax asset allocated to discontinued
     operations.............................................   (12,904)         --
                                                              --------    --------
     Net deferred tax asset -- continuing operations........  $ 12,200    $  9,520
                                                              ========    ========

     Management believes it is more likely than not that the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income. However, there can be no assurance the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully realize recorded tax benefits.

     At December 31, 1997, the Company had a tax net operating loss carryforward of $130.2 million that begins to expire in the year 2006.

(7)  REINSURANCE

     Superior Pacific cedes claims and claim adjustment expenses to reinsurers under various contracts that cover individual risks, classes of business, or claims that occur during specified periods of time. Reinsurance is ceded on pro-rata, per-risk, excess-of-loss, and aggregate bases. These reinsurance arrangements provide greater diversification of risk and limit SNIC's claims arising from large risks or from hazards of an unusual nature. Superior Pacific is contingently liable to the extent that any reinsurer becomes unable to meet its

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES contractual obligations. Therefore, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risks arising from reinsurance activities and economic characteristics to minimize its exposure to significant losses from reinsurer insolvencies.

     As of December 31, 1997, SNIC was involved in a dispute with certain of its reinsurers, which, if not settled, may be resolved in arbitration. SNIC's dispute exists with its property and casualty reinsurers as to the existence of coverage related to a claim in the amount of $456. Management expects to recover the entire disputed amount from the reinsurers. At December 31, 1997, there were no disputes related to the workers' compensation operations.

     Effective June 30, 1991, SNIC entered into an aggregate excess of loss reinsurance contract ("1991 Contract") with Centre Reinsurance Limited ("Centre Re"). Under the 1991 Contract, SNIC purchased for $50 million reinsurance for claims and claim adjustment expenses incurred on or prior to June 30, 1991 to the extent that these amounts were unpaid at June 30, 1991. The coverage obtained amounted to $87.5 million in excess of SNIC's retention. Additionally, SNIC ceded approximately $69.1 million of earned premiums to Centre Re through December 31, 1992. Claims and claim adjustment expenses occurring prior to December 31, 1992 were ceded to Centre Re in the amount of $165.6 million under the 1991 Contract. Prospective cessions of premium and claims were terminated by mutual consent of SNIC and Centre Re effective December 31, 1992; however, all other terms of the 1991 Contract remained in effect until the treaty was commuted in June 1997.

     In 1996, as a result of the transaction entered into between the Company, Centre Re, and Chase Manhattan Bank (see Note 8), the reinsurance receivables related to the 1991 Contract no longer qualify as reinsurance receivables under the conditions established in SFAS 113. Therefore, in 1996 the receivables were reclassified as receivables from reinsurer on the balance sheet.

     Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract ("1993 Contract") with Centre Re. From SNIC's perspective, the 1993 Contract substantively operated as a one-year contract with at least four one-year options to renew that were exercisable solely at the Company's election during the first five years of the contract. Subsequent to January 1, 1998, the 1993 Contract could have been terminated by either SNIC or Centre Re upon 30 days notice. The 1993 Contract required the Company to cede not less than $15 million and not more than $20 million of premium to Centre Re with respect to any covered accident year. Claims and allocated claim adjustment expenses occurring during the accident year are ceded to Centre Re in excess of a variable percentage of earned premium (60%, 56.5%, and 57.5% for the 1995, 1994, and 1993 accident years, respectively) and are subject to a limit of 130% of ceded earned premium, such limit not to exceed $26 million for any accident year. Effective January 1, 1996, the 1993 Contract was canceled at the Company's election. In 1997, the Company paid $5.3 million related to the cancellation of the 1993 Contract.

     Effective January 1, 1994, SNIC entered into a quota-share reinsurance contract ("Quota-Share Contract") with Zurich Reinsurance (North America), Inc., ("ZRNA") an affiliate of Zurich. Under the Quota-Share Contract, ZRNA may provide Superior Pacific with an Assumption of Liability Endorsement facility ("ALE"), or, effective January 1, 1997, Superior Pacific may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of Zurich (the "ZCIC Front"). The ceding rate under the Quota-Share Contract was 20% for 1994, and ZRNA and Superior Pacific mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior Pacific receives ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA. The purpose of the ceding commission is to cover Superior Pacific's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

     Effective January 1, 1997, the terms of the Quota-Share Contract were amended. Under the amended terms of the Quota-Share Contract, ZRNA increased its participation from 5% of premiums written in 1996

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES to 6.5% in 1997. In exchange for the increased participation, ZRNA will no longer receive a separate fee for policies written on ALEs, but will receive 2% of premiums written on ZCIC Front policies only.

     Superior Pacific entered into a reinsurance contract with Centre Re effective June 30, 1997, under which Centre Re assumed $10 million of reserves associated with claims open for future medical payments from Superior Pacific in consideration of $1 million in cash and the assignment of the rights of Superior Pacific's contribution and subrogation recoveries during the term of the contract. The contract is accounted for as a deposit, and no gain will be recognized until net cash payments from Centre Re are greater than Superior Pacific's $1 million premium.

     Superior Pacific's contracts are generally entered into on an annual basis. Superior Pacific has maintained reinsurance treaties with many reinsurers for a number of years. In general, Superior Pacific's reinsurance contracts are of the treaty variety, and cover underwritten risks specified in the treaties. Superior Pacific also from time to time purchases facultative reinsurance covering specific liabilities or policies underwritten. As of December 31, 1997, ZRC, General Reinsurance Corporation, and Allstate Insurance account for 24.5%, 21.6%, and 10.4%, respectively, of total amounts recoverable from all reinsurers on paid and unpaid claims and claim adjustment expenses.

     Amounts included in the income and expense accounts in continuing operations in connection with all ceded reinsurance at December 31, are as follows:

                                                        1997        1996       1995
                                                      --------    --------    -------
Net Premiums written:
  Premiums written..................................  $159,352    $ 99,282    $97,084
  Premiums ceded....................................   (22,423)    (11,567)    (7,945)
                                                      --------    --------    -------
     Net premiums written...........................  $136,929    $ 87,715    $89,139
                                                      ========    ========    =======
Net change in unearned premiums:
  Direct............................................  $ (3,649)   $   (645)   $  (381)
  Ceded.............................................      (342)       (288)      (215)
                                                      --------    --------    -------
     Net change in unearned premiums................  $ (3,991)   $   (933)   $  (596)
                                                      ========    ========    =======
Net claims and claim adjustment expenses:
  Claims and claim adjustment expenses..............  $122,830    $ 61,702    $56,388
  Reinsurance recoveries............................   (32,383)     (6,064)    (2,418)
                                                      --------    --------    -------
     Net claims and claim adjustment expenses.......  $ 90,447    $ 55,638    $53,970
                                                      ========    ========    =======

(8)  LONG-TERM DEBT

     The following is a summary of the Company's long-term debt balances at December 31:

                                                              1997     1996
                                                              ----    -------
Chase Financing Agreement -- 6.87% due through 2004.........  $--     $91,681
Imperial Bank debt -- 8.25% due through 2001................   --       7,250
Voting Notes due 2002.......................................   30          30
                                                              ---     -------
Balance at end of period....................................  $30     $98,961
                                                              ===     =======

     Effective June 30, 1994, the Company entered into a $10 million term loan agreement ("1994 Loan") with Imperial Bank, which was used to retire subordinated notes issued during 1992. This term loan was to be fully amortized over seven years with quarterly payments of $300 plus interest per quarter for years one and two, $350 plus interest per quarter for years three and four, and $400 plus interest per quarter for years five, six

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES and seven. Effective July 1, 1995, the borrowing rate was changed from Imperial Bank's prime rate plus one-half percent to a fixed rate of 8% per annum. Additionally, under the amended terms of the 1994 Loan, the Company could not prepay it until July 1, 1996.

     The Company adhered to certain requirements and provisions in compliance with the terms of the 1994 Loan. The provisions required SNIC to maintain certain financial ratios and SNIG to maintain Imperial Bank certificates of deposit in an amount equal to 20% of the Company's outstanding balance under the 1994 Loan. At December 31, 1996, the Imperial Bank certificates of deposit were $1.5 million, all of which was restricted. On April 11, 1997, the Company retired its outstanding 1994 Loan with Imperial Bank. As a result of the early extinguishment, the Company recognized an extraordinary loss of $0.2 million, net of a tax benefit of $0.1 million.

     During 1996, the Company entered into a financing transaction involving Centre Re and Chase. Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re. The principal balance of the loan was collateralized by receivables due from the reinsurer and amortized based upon the payout pattern of the underlying claims of the reinsurance receivables. In June 1997, the $93.1 million term loan was retired, offsetting the entire amount due against the reinsurance receivable balance. The retirement of this collateralized financing resulted in the Company's recognizing a $10.3 million extraordinary loss, net of income taxes.

     Voting notes ("Voting Notes") in the amount of $30 related to SNIG's 14.5% Senior Subordinated Series A and Series B Notes ("14.5% Senior Subordinated Notes") were still outstanding as of December 31, 1997. The 14.5% Senior Subordinated Notes were retired in 1994. The Voting Notes of $30 will mature in the year 2002. Warrants related to the 14.5% Senior Subordinated Notes remain outstanding and provide their holders the right to purchase 1,566,465 shares of SNIG common stock at a strike price of $4 per share. These warrants, which are currently exercisable and expire on April 1, 2002, are held by senior management and a nominee for III.

     The Company has an agreement with a national brokerage house to allow it to enter into $20 million of reverse repurchase transactions that must be secured by either U.S. treasuries, government agency bonds, or corporate debt. There were no outstanding transactions at December 31, 1997.

(9)  PREFERRED SECURITIES ISSUED BY AFFILIATES

     On June 30, 1994, SNIG completed the sale of $20 million of preferred securities and warrants to affiliates of Centre Re in a transaction approved by the shareholders and the California Department of Insurance ("DOI"). The preferred securities were subordinate to the 1994 Loan. A special purpose investment partnership, Superior National Capital, L.P. (the "Limited Partnership"), was formed in Bermuda to issue $20 million face amount of 9.7% redeemable preferred securities ("1994 Preferred Securities") to Centre Reinsurance Services (Bermuda) III, Limited in exchange for $18 million. CentreLine Reinsurance Limited paid the Company $2 million for warrants to purchase 579,357 shares of SNIG's common shares at $5.20 per share, representing a fully-diluted 10 percent interest in SNIG. The warrants may be exercised at any time and expire in 2002.

     In December 1997, SNIG formed a trust, whose sole purpose was to issue
10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105 million, and to invest the proceeds thereof in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 of the Company (the "Senior Subordinated Notes"). The Company owns directly all of the common securities issued by the Trust, which it purchased for an aggregate consideration of $3.25 million. The proceeds from the sale of the Trust Preferred Securities were used solely to purchase SNIG's Senior Subordinated Notes. In addition, the Company entered into several contractual undertakings, that when taken together, guarantee to the holders of the Trust Preferred securities an unconditional right to enforce the payment of the distributions

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES with respect to such securities. Holders of the Trust Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 10 3/4% of the stated liquidation amount of $1,000 per Trust Preferred Security, accruing from the date of original issuance of the Trust Preferred Securities and payable semi-annually, in arrears, commencing on June 1, 1998. The Company has the right to defer payments at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods, provided that no extension period may extend beyond the stated maturity date. In the event there is a change in control, holders of the Trust Preferred Securities may redeem their securities at 101% of the principal.

     The Company used the net proceeds from the sale of the 10 3/4% Senior Subordinated Notes in the amount of approximately $101.2 million, (i) to repay outstanding debt, consisting of $40.8 million of bank debt and interest incurred in connection with the acquisition of Pac Rim that would have matured in April 2003, bearing an average effective interest rate of 10.2%, (ii) to redeem from an affiliate of Zurich $27.7 million Preferred of principal and interest, with an effective rate of 11.7%, of the 1994 Securities, and (iii) to make a $15 million capital contribution to SNIC. The remaining proceeds are invested in short-term, income-generating, investment-grade securities.

     The difference between the face value and the carrying value of the Trust Preferred Securities is amortized over their nineteen-year maturity using the scientific method. The amortization, net of tax benefits and accrued dividends, is charged to current year income after continuing operations, net of taxes.

     The following is a summary of the preferred securities balance as of December 31:

                                                                1997       1996
                                                              --------    -------
Beginning balance...........................................  $ 23,571    $21,045
Dividends and accretion.....................................     3,709      2,526
Retirement of 1994 Preferred Securities.....................   (27,275)        --
Issuance of Trust Preferred Securities......................   101,272         --
                                                              --------    -------
Balance at end of period....................................  $101,277    $23,571
                                                              ========    =======

(10)  STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

     SNIC and SPCC are domiciled in the State of California and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the DOI. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     SNIC's statutory policyholders' surplus as reported to regulatory authorities was $71,663 and $51,998 at December 31, 1997, and 1996, respectively. SNIC's statutory net income, as reported to regulatory authorities, was $2,888, $791 and $1,050 for the years ended December 31, 1997, 1996, and 1995 respectively.

     SPCC's statutory policyholders' surplus as reported to regulatory authorities was $30,542 and $20,930 at December 31, 1997 and 1996, respectively. SPCC's statutory net income, as reported to regulatory authorities, was $(6,074), $(13,069), and $4,879 for the years ended December 31, 1997, 1996, and
1995 respectively.

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The laws of various states establish supervisory agencies with broad administrative and supervisory powers. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. The Company and Superior Pacific have registered as holding company systems pursuant to such legislation in California. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures and accounting for reinsurance

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES transactions. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and Superior Pacific.

     The Risk Based Capital Model ("RBC") for property and casualty insurance companies was adopted by the NAIC in December 1993, and starting in 1995, companies were required to report their RBC ratios to the NAIC. SNIC and SPCC have calculated and met their RBC requirements.

     Insurance companies are also subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that the maximum amount that may be paid as dividends on an annual noncumulative basis without prior notice to, or approval by, the DOI is the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. At December 31, 1997, SNIC and SPCC could pay approximately $7.2 million and $3.1 million, respectively, in dividends and advances to the Company without the DOI's prior approval based on 10% of reported statutory surplus.

     In 1995, after receiving prior approval from the DOI, SNIC made an extraordinary dividend distribution to SNIG of 100% of its shares in Superior (Bermuda) Limited, which represented $15 million of SNIC's statutory capital and surplus.

(11)  EMPLOYEE BENEFIT PLANS

     SNIG has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. As discussed below in management's opinion, the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     SNIG has two equity option plans, the 1986 Stock Option Plan ("1986 Plan") and the 1995 Stock Incentive Plan ("1995 Plan"). The terms of the 1986 Plan permit SNIG, at the Board of Directors' discretion, to grant options to its management to purchase up to 225,000 shares of common stock. Options granted under the 1986 Plan are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("Code"). The 1995 Plan permits the granting of both options that qualify for treatment as incentive stock options under Section 422 of the Code and options that do not qualify as incentive stock options. Under the 1995 Plan, officers and key employees of the Company may be granted options to purchase shares of SNIG common stock or may be given the opportunity to receive restricted stock of SNIG. Under the 1995 Plan, the aggregate number of shares of common stock that may be granted, either through the exercise of options or the issuance of restricted stock, is 625,000 shares. Under both plans, the exercise price of each option equals the market price of SNIG's stock on the date of grant and options have a maximum term of ten years. The Board of Directors may grant options at any point during a year and the options generally vest over five years.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used in the calculation is the 10 year Treasury Note rate on the date the options were granted. The risk free interest rate range used for options granted during 1997, 1996, and 1995 was 5.8% to 6.9%, 6% to 6.79%, and 6% to 7.11%, respectively. The volatility factors for the expected market price of the common stock of 65%, 70%, and 77% were used for options granted in 1997, 1996, and 1995 respectively. A weighted average expected life of ten years was used as the Company has little history of options' being exercised prior to their expiration.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1997       1996
                                                              -------    ------
Pro forma net income........................................  $(5,366)   $1,857
Pro forma earnings per share
  Basic.....................................................    (1.02)     0.54
  Diluted...................................................  $ (0.77)     0.38

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                         1997                         1996                         1995
                              --------------------------   --------------------------   --------------------------
                                            WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                               NUMBER        AVERAGE        NUMBER        AVERAGE        NUMBER        AVERAGE
                              OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                              ---------   --------------   ---------   --------------   ---------   --------------
Stock options outstanding
  beginning of year.........   389,516        $ 5.13        252,500        $4.90         138,750        $4.47
Stock options granted.......   132,257         12.43        146,516         5.46         135,000         5.20
Stock options exercised.....   (22,127)         4.74         (3,100)        4.00            (500)        4.00
Stock options canceled......   (38,567)         5.94         (6,400)        4.61         (20,750)        4.00
                              --------                     --------                     --------
Stock options outstanding,
  end of year...............   461,079        $ 7.17        389,516        $5.13         252,500         4.90
                              ========        ======       ========        =====        ========        =====
Exercisable at end of
  year......................   152,525            --        102,200           --          56,690           --
Weighted-average fair value
  of options granted during
  the year..................  $   9.76                     $   4.41                     $   4.40

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     Exercise prices for options outstanding as of December 31, 1997 ranged from $4 to $14.875. The weighted-average remaining contractual life of those options is 8.3 years. Since the range of exercise prices is wide, the following is a summary of information for each exercise price range:

                                                                                        WEIGHTED-AVERAGE
                   NUMBER                         WEIGHTED-AVERAGE      NUMBER OF        EXERCISE PRICE
                 OF OPTIONS                          REMAINING       OPTIONS (SHARES)     OF CURRENTLY
EXERCISE PRICE    (SHARES)     WEIGHTED-AVERAGE   CONTRACTUAL LIFE      CURRENTLY         EXERCISABLE
     RANGE       OUTSTANDING    EXERCISE PRICE        (YEARS)          EXERCISABLE          OPTIONS
---------------  -----------   ----------------   ----------------   ----------------   ----------------
$ 4.00-$ 4.99      111,566          $ 4.54              7.56              48,261             $ 4.25
$ 5.00-$ 5.99      176,450            5.18              7.68              95,130               5.18
$ 6.00-$ 6.99       40,112            6.25              9.00               7,864               6.25
$ 7.00-$11.99       28,850           10.89              9.85                 770               7.70
$12.00-$12.99       81,851           12.16             10.00                 500              12.75
$13.00-$14.99       22,250           14.64             10.00                  --                 --
                   -------                                               -------
                   461,079          $ 7.17              8.30             152,525             $ 4.98
                   =======          ======             =====             =======             ======

     The following is a summary of the transactions under the 1986 Plan for the years ended December 31:

                                  1997                      1996                      1995
                         -----------------------   -----------------------   -----------------------
                          NUMBER       OPTION       NUMBER       OPTION       NUMBER       OPTION
                         OF SHARES      PRICE      OF SHARES      PRICE      OF SHARES      PRICE
                         ---------   -----------   ---------   -----------   ---------   -----------
Stock options
  outstanding beginning
  of year..............   120,000    $4.00-$5.20    127,500    $4.00-$5.20     138,750   $4.00-$5.20
Stock options
  granted..............        --             --         --             --      10,000          5.20
Stock options
  exercised............    (9,125)          4.00     (3,100)          4.00        (500)         4.00
Stock options
  canceled.............    (2,125)          4.00     (4,400)     4.00-5.20     (20,750)         4.00
                          -------                   -------                  ---------
Stock options
  outstanding, end of
  year.................   108,750    $4.00-$5.20    120,000    $4.00-$5.20     127,500   $4.00-$5.20
                          =======    ===========    =======    ===========   =========   ===========

     At December 31, 1997, 72,475 vested options were exercisable under the 1986 Plan. No additional options or purchase rights will be granted under the 1986 Plan.

     The following is a summary of the transactions under the 1995 Plan for the years ended December 31:

                                 1997                       1996                    1995
                       -------------------------   -----------------------   ------------------
                        NUMBER        OPTION        NUMBER       OPTION       NUMBER     OPTION
                       OF SHARES       PRICE       OF SHARES      PRICE      OF SHARES   PRICE
                       ---------   -------------   ---------   -----------   ---------   ------
Stock Options:
  Stock options
     outstanding
     beginning of
     year............   269,516      $5.20-$7.70    125,000          $5.20         --       --
  Stock options
     granted.........   132,257    11.375-14.875    146,516      5.20-7.70    125,000    $5.20
  Stock options
     exercised.......   (13,002)       4.87-7.70         --             --         --       --
  Stock options
     canceled........   (36,442)     4.87-12.125     (2,000)          5.20         --       --
                        -------                     -------                   -------
  Stock options
     outstanding end
     of year.........   352,329    $4.87-$14.875    269,516    $5.20-$7.70    125,000    $5.20
                        =======    =============    =======    ===========    =======    =====

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                                 1997                       1996                    1995
                       -------------------------   -----------------------   ------------------
                        NUMBER        OPTION        NUMBER       OPTION       NUMBER     OPTION
                       OF SHARES       PRICE       OF SHARES      PRICE      OF SHARES   PRICE
                       ---------   -------------   ---------   -----------   ---------   ------
Restricted Options:
  Shares outstanding
     beginning of
     year............    69,265      $4.87-$6.25     36,350          $5.20         --       --
  Shares granted.....    36,450           12.125     45,934      4.87-6.25     36,350    $5.20
  Shares issued......   (12,222)     4.87-12.125    (13,019)     4.87-5.20         --       --
  Shares canceled....    (9,813)     4.87-12.125         --             --         --       --
                        -------                     -------                   -------
  Shares outstanding
     end of year.....    83,680    $4.87-$12.125     69,265    $4.87-$6.25     36,350     5.20
                        =======    =============    =======    ===========    =======    =====

     At December 31, 1997, 80,050 vested options were exercisable under the 1995 Plan. Shares available for future grants under the 1995 Plan at December 31, 1997 were 188,991.

     Effective January 1, 1990, the Company implemented a 401(k) Plan ("Company Plan") which is available for substantially all employees and under which the Company matches a percentage of the participant's compensation. The employer contributions are discretionary and vest over a five year period. The employer contributions for plan years 1997, 1996, and 1995 were $186, $170, and $150, respectively.

     The Company has no formal post-employment retirement benefit plans; however, the Company has entered into severance contracts with certain former employees for which approximately $366, $48, and $322 of accrued expenses were recorded at December 31, 1997, 1996, and 1995, respectively.

     The Pac Rim Assurance Company 401(k) Plan ("Pac Rim Plan") permits employees of Pac Rim who attain the age of 21 and complete 30 days of employment to elect to make tax-deferred contributions of a specified percentage of their compensations during each year through payroll deductions. As of December 31, 1997, there were 38 participants in the Pac Rim Plan employed by the Company. Under the Pac Rim Plan, the Company, as successor to Pac Rim, has discretion to make additional contributions. The Company made a $200 discretionary employer contribution to the Pac Rim Plan in April 1997. The Company plans to merge the Pac Rim Plan into the Company Plan by the end of December 31, 1998.

(12)  COMMITMENTS

     The Company occupies offices under various operating leases and leases substantially all of its fixed assets through a capital lease. The future minimum lease payments at December 31, 1997, are as follows:

                               OPERATING       CAPITAL      INTEREST ON CAPITAL    TOTAL LEASE
                              COMMITMENTS    COMMITMENTS        COMMITMENTS        COMMITMENTS
                              -----------    -----------    -------------------    -----------
1998........................    $ 4,655        $1,659             $  685             $ 6,999
1999........................      4,681         2,005                552               7,238
2000........................      3,414         2,232                325               5,971
2001........................      3,083         1,797                 16               4,896
2002........................      1,279            --                 --               1,279
                                -------        ------             ------             -------
                                $17,112        $7,693             $1,578             $26,383
                                =======        ======             ======             =======

     Rental expenses totaled approximately $4,020, $1,918, and $1,772 for the years ended December 31, 1997, 1996, and 1995 respectively.

     Effective December 1, 1997, the Company entered into an $8,000 capital lease with BancBoston for substantially all of the property and equipment of both SNIC and SPCC acquired on or before March 31, 1997. The transaction resulted in a deferred gain of $1,651 that will be amortized over 36 months.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     In a transaction associated with the sale of the 14.5% Senior Subordinated Notes to III, the Company and SNIC agreed to pay International Insurance Advisors, Inc., agent for each of the III limited partners and for the general partner of III, a consulting fee in the amount of $250 beginning on April 1, 1993, and on each April 1 thereafter, to and including April 1, 1998. The retirement of the 14.5% Senior Subordinated Notes in 1994 did not affect the obligation of the Company and SNIC to pay the consulting fee.

(13)  LITIGATION

     The Company is subject to various litigation which arises in the ordinary course of business. Management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

(14)  PREPAID AND OTHER ASSETS

     A summary of prepaid and other assets at December 31, are as follows:

                                                               1997       1996
                                                              -------    ------
Furniture and fixtures, net.................................  $ 7,970    $1,260
Data processing equipment, net..............................       71     3,560
Prepaid and advances........................................    2,178     1,091
Funds due from lender.......................................    8,000        --
Other.......................................................    2,887     1,453
                                                              -------    ------
                                                              $21,106    $7,364
                                                              =======    ======

(15)  ACCOUNTS PAYABLE AND OTHER LIABILITIES

     A summary of accounts payable and other liabilities at December 31, are as follows:

                                                               1997       1996
                                                              -------    -------
Escheatment payable.........................................  $ 1,401    $   333
Rent and lease liability....................................      371        527
Accounts payable............................................   15,526      8,683
Liabilities associated with Pac Rim acquisition.............    7,608         --
Other liabilities...........................................    3,962      3,198
                                                              -------    -------
                                                              $28,868    $12,741
                                                              =======    =======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

(16)  EARNINGS PER SHARE RECONCILIATION

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                    FOR THE YEAR ENDED 1997                      FOR THE YEAR ENDED 1996
                           ------------------------------------------   ------------------------------------------
                               INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                            (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                            -----------     -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS
BASIC EPS
 Income before items
   below.................     $ 10,824        5,249,736      $ 2.06        $ 3,630         3,432,679      $ 1.06
 Preferred Securities....       (3,069)                       (0.58)        (1,667)                        (0.49)
 Discontinued
   Operations............           --                           --             --                            --
 Extraordinary Items.....      (12,896)                       (2.46)            --                            --
                              --------                       ------        -------                        ------
 Net Income..............     $ (5,141)                      $(0.98)       $ 1,963                        $ 0.57
                              ========                       ======        =======                        ======
EFFECT OF DILUTIVE
 SECURITIES
 Options.................                       295,065                                      266,183
 Warrants................                     1,471,364                                    1,167,178
DILUTED EPS
 Income before items
   below.................     $ 10,824        7,016,165      $ 1.54        $ 3,630         4,826,040      $ 0.75
 Preferred Securities....       (3,069)                       (0.44)        (1,667)                        (0.34)
 Discontinued
   Operations............           --                           --             --                            --
 Extraordinary Items.....      (12,896)                       (1.84)            --                            --
                              --------                       ------        -------                        ------
Net Income...............     $ (5,141)                      $(0.74)       $ 1,963                        $ 0.41
                              ========                       ======        =======                        ======

                                    FOR THE YEAR ENDED 1995
                           ------------------------------------------
                               INCOME          SHARES       PER SHARE
                            (NUMERATOR)     (DENOMINATOR)    AMOUNT
                           --------------   -------------   ---------
                           (IN THOUSANDS)
BASIC EPS
 Income before items
   below.................     $11,701         3,429,915      $ 3.41
 Preferred Securities....      (1,488)                        (0.43)
 Discontinued
   Operations............      (9,842)                        (2.87)
 Extraordinary Items.....          --                            --
                              -------                        ------
 Net Income..............     $   371                        $ 0.11
                              =======                        ======
EFFECT OF DILUTIVE
 SECURITIES
 Options.................                        47,052
 Warrants................                       464,627
DILUTED EPS
 Income before items
   below.................     $11,701         3,941,594      $ 2.97
 Preferred Securities....      (1,488)                        (0.38)
 Discontinued
   Operations............      (9,842)                        (2.50)
 Extraordinary Items.....          --                            --
                              -------                        ------
Net Income...............     $   371                        $ 0.09
                              =======                        ======

     Options to purchase 1,250 shares at $14.81, 12,500 shares at $14.875, 7,250 shares at $14.25, and 1,250 shares at $14.31 were outstanding during the last quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2002, were still outstanding at the end of year 1997.

                                  SCHEDULE I.1
            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                 BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                ASSETS
INVESTMENTS
Bonds and Notes:
  Available-for-sale, at market (cost: 1997, $7,539)........  $  7,533     $     --
  Cash and short-term instruments (certificates of deposit
     and other short-term instruments)......................     5,404        1,787
                                                              --------     --------
          TOTAL INVESTMENTS.................................    12,937        1,787
  Accrued investment income.................................        38            1
  Receivable from reinsurer.................................        --      110,527
  Investment in subsidiaries................................   168,856       72,788
  Intercompany receivable...................................        91           91
  Deferred income taxes.....................................     1,884        4,957
  Other.....................................................       174        1,087
                                                              --------     --------
          TOTAL ASSETS......................................  $183,980     $191,238
                                                              ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt..............................................  $     30     $ 98,961
Intercompany liability......................................    21,462       23,465
Accounts payable and other liabilities......................     1,393           50
                                                              --------     --------
          TOTAL LIABILITIES.................................    22,885      122,476
                                                              --------     --------
1997 PREFERRED SECURITIES ISSUED BY AFFILIATE;
  authorized 105,000 shares in 1997.........................   101,277           --
1994 PREFERRED SECURITIES ISSUED BY AFFILIATE;
  authorized 1,100,000 shares: issued and outstanding
  1,013,753 shares in 1996..................................        --       23,571

                         STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
  issued and outstanding 5,871,279 shares in 1997 and
  3,446,492 shares in 1996..................................        59           34
Paid-in capital excess of par...............................    34,242       15,988
Paid in capital -- warrants.................................     2,206        2,206
Unrealized gain on equity securities, net of taxes..........       112          (17)
Unrealized gain (loss) on available-for-sale investments,
  net of income taxes.......................................     1,215         (145)
Retained earnings...........................................    21,984       27,125
                                                              --------     --------
          TOTAL STOCKHOLDERS' EQUITY........................    59,818       45,191
                                                              --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $183,980     $191,238
                                                              ========     ========

                  See notes to condensed financial information

                                                                    SCHEDULE I.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                              STATEMENTS OF INCOME

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (AMOUNTS IN THOUSANDS)
REVENUES:
  Net investment income.....................................  $   (112)   $    89    $   330
                                                              --------    -------    -------
          TOTAL REVENUES....................................      (112)        89        330
EXPENSES:
  Interest expense..........................................     5,965      1,465        804
  Other operating expenses..................................       518       (446)       304
                                                              --------    -------    -------
          TOTAL EXPENSES....................................     6,483      1,019      1,108
                                                              --------    -------    -------
LOSS BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS........................    (6,595)      (930)      (778)
Income tax expense..........................................     8,246        858        767
                                                              --------    -------    -------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION,
  AND EXTRAORDINARY ITEMS...................................   (14,841)    (1,788)    (1,545)
Equity in net income of subsidiaries........................    25,709      5,418      3,404
1994 Preferred securities dividends and accretion, net of
  income tax benefit of $1,260 and $858 in 1997 and 1996,
  respectively..............................................    (2,445)    (1,667)    (1,488)
1997 Preferred securities dividends and accretion, net of
  income tax benefit of $321 in 1997........................      (624)        --         --
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $5,338 in 1997......................   (10,361)        --         --
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $785 in 1997........................    (1,524)        --         --
Extraordinary loss on redemption of Pac Rim's outstanding
  debentures, net of income tax benefit of $327 in 1997.....      (635)        --         --
Extraordinary loss on retirement of preferred securities,
  net of income tax benefit of $134 in 1997.................      (259)        --         --
Extraordinary loss on early retirement of Imperial Bank Loan
  net of income tax benefit of $83 in 1997..................      (161)        --         --
                                                              --------    -------    -------
          NET INCOME (LOSS).................................  $ (5,141)   $ 1,963    $   371
                                                              ========    =======    =======

                  See notes to condensed financial information

                                                                    SCHEDULE I.3

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   ---------   -------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (5,141)  $   1,963   $   371
                                                              --------   ---------   -------
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Amortization of bonds and preferred stock...............        --          --        (1)
    Loss on sale of investment..............................         7           5        --
    Income from subsidiaries................................   (25,709)     (5,418)   (3,404)
    Extraordinary loss......................................    12,940          --        --
    Interest expense on long-term debt......................     3,581          --        --
    Preferred securities dividends and accretion............     3,069       2,525     2,255
    Increase in current income taxes........................        --          --     1,721
    (Increase) decrease in accrued investment income........       (37)          8         1
    Decrease in deferred income taxes.......................     8,247          --        --
    (Increase) decrease in other assets.....................     2,209        (994)      (11)
    Increase in accounts payable and other liabilities......       446      19,334        78
                                                              --------   ---------   -------
      Total adjustments.....................................     4,753      15,460       639
                                                              --------   ---------   -------
      Net cash (used in) provided by operating activities...      (388)     17,423     1,010
                                                              --------   ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital -- restricted stock.......................       279          78         2
  Proceeds from issuance of common stock....................    18,000          --        --
  Proceeds from 1997 Trust Preferred Securities.............   101,272          --        --
  Long-term debt -- Chase Manhattan Bank....................    41,257          --        --
  Retirement of long-term debt -- Chase Manhattan Bank......   (44,000)         --        --
  Retirement of 1994 Preferred Securities...................   (27,668)         --        --
  Retirement of long-term debt -- Imperial Bank.............    (7,250)     (1,250)   (1,200)
  Prepayment penalty on long-term debt......................      (244)         --        --
  Proceeds from Chase financing.............................        --      93,091        --
  Retirement of long-term debt -- Chase Financing...........        --      (1,410)       --
                                                              --------   ---------   -------
      Net cash provided by (used in) financing activities...    81,646      90,509    (1,198)
                                                              --------   ---------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................    (7,539)         --    (1,496)
    Increase in receivable from reinsurer...................        --    (110,527)       --
  Purchase of Pacific Rim Holding Company...................   (44,016)         --        --
  Investment in subsidiary..................................    (1,175)         --        --
  Sales of bonds and notes: Investments available for
    sale....................................................        --       1,493        --
  Capital contribution to subsidiaries......................   (25,000)         --    (1,500)
  Net decrease in invested cash.............................        89          --        --
                                                              --------   ---------   -------
      Net cash used in investing activities.................   (77,641)   (109,034)   (2,996)
                                                              --------   ---------   -------
      Net increase (decrease) in cash.......................     3,617      (1,102)   (3,184)
  Cash and invested cash at beginning of period.............     1,787       2,889     6,073
                                                              --------   ---------   -------
  Cash and invested cash at end of period...................  $  5,404   $   1,787   $ 2,889
                                                              ========   =========   =======
  Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes..............  $      1   $       1   $     1
                                                              ========   =========   =======
    Cash paid during the year for interest..................  $  2,433   $     641   $   808
                                                              ========   =========   =======

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

2.  LONG TERM DEBT

     The following is a summary of the long-term debt balances at December 31:

                                                              1997     1996
                                                              ----    -------
Chase Financing Agreement -- 6.87% due through 2004.........  $--     $91,681
Imperial Bank Debt -- 8.25% due through 2001................   --       7,250
Voting Notes due 2002.......................................   30          30
                                                              ---     -------
Balance at end of period....................................  $30     $98,961
                                                              ===     =======

     The voting notes of $30 will mature in the year 2002.

3.  DIVIDENDS FROM SUBSIDIARIES

     During 1997, 1996, and 1995, there were no dividends paid to SNIG by its consolidated subsidiaries; however SNIC paid SNIG $2.9 million for its current income taxes.

4.  CONTINGENCIES

     The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

5.  RECONCILIATION -- RECEIVABLE FROM REINSURER

     The following is a reconciliation between the Condensed Financial Information of Registrant Balance Sheet and the Consolidated Balance Sheet for Receivable from reinsurer.

                                                                RECEIVABLE FROM
                                                                   REINSURER
                                                                ----------------
                                                                1997      1996
                                                                ----    --------
Balance per Consolidated Balance Sheet......................    $--     $ 93,266
Add: Elimination for Discontinued Operations................     --       17,261
                                                                ---     --------
Balance per Condensed Balance Sheet.........................    $--     $110,527
                                                                ===     ========

                                                                     SCHEDULE II

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               COLUMN A                   COLUMN B            COLUMN C             COLUMN D    COLUMN E
               --------                  ----------   -------------------------   ----------   ---------
                                                              ADDITIONS
                                                      -------------------------
                                         BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE
                                         BEGINNING       COSTS         OTHER                    AT END
                                         OF PERIOD    AND EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIOD
                                         ----------   ------------   ----------   ----------   ---------
                                                             (AMOUNTS IN THOUSANDS)
Year ended December 31, 1997
  Allowance for possible losses on
     premiums receivable...............     $300         $2,311           --       $(1,811)      $800
                                            ====         ======        =====       =======       ====
  Allowance for possible losses on
     reinsurance recoverable...........       --             --           --            --         --
                                            ====         ======        =====       =======       ====
Year ended December 31, 1996
  Allowance for possible losses on
     premiums receivable...............     $500         $1,369           --       $(1,569)      $300
                                            ====         ======        =====       =======       ====
  Allowance for possible losses on
     reinsurance recoverable...........       --             --           --            --         --
                                            ====         ======        =====       =======       ====
Year ended December 31, 1995
  Allowance for possible losses on
     premiums receivable...............     $900         $1,531           --       $(1,931)      $500
                                            ====         ======        =====       =======       ====
  Allowance for possible losses on
     reinsurance recoverable...........       --             --           --            --         --
                                            ====         ======        =====       =======       ====

                                                                    SCHEDULE V.1

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION

            COLUMN A                COLUMN B        COLUMN C      COLUMN D     COLUMN E     COLUMN F    COLUMN G     COLUMN H
            --------               -----------   --------------   --------   ------------   --------   ----------   ----------
                                                 FUTURE POLICY                                                      BENEFITS,
                                    DEFERRED       BENEFITS,                 OTHER POLICY                            CLAIMS,
                                     POLICY      LOSSES, CLAIMS               CLAIMS AND                  NET       LOSSES AND
                                   ACQUISITION      AND LOSS      UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
                                      COSTS         EXPENSES      PREMIUM      PAYABLE      REVENUE      INCOME      EXPENSES
                                   -----------   --------------   --------   ------------   --------   ----------   ----------
                                                                     (AMOUNTS IN THOUSANDS)
1997
  Workers' Compensation..........    $5,879         $201,255      $12,913       $   --      $140,920    $12,674      $90,447
                                     ======         ========      =======       ======      ========    =======      =======
1996
  Workers Compensation...........    $3,042         $115,529      $ 9,702       $   --      $ 88,648    $ 7,769      $55,638
                                     ======         ========      =======       ======      ========    =======      =======
1995
  Workers' Compensation..........    $2,780         $141,495      $10,347       $   --      $ 89,735    $ 9,784      $53,970
                                     ======         ========      =======       ======      ========    =======      =======

            COLUMN A                 COLUMN I     COLUMN J    COLUMN K
            --------               ------------   ---------   --------
                                   AMORTIZATION
                                   OF DEFERRED
                                      POLICY        OTHER
                                   ACQUISITION    OPERATING   PREMIUMS
                                      COSTS       EXPENSES    WRITTEN
                                   ------------   ---------   --------
                                         (AMOUNTS IN THOUSANDS)
1997
  Workers' Compensation..........    $19,977       $25,909    $136,929
                                     =======       =======    ========
1996
  Workers Compensation...........    $16,870       $24,609    $ 87,715
                                     =======       =======    ========
1995
  Workers' Compensation..........    $18,288       $21,314    $ 89,139
                                     =======       =======    ========

                                                                    SCHEDULE V.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  REINSURANCE

              COLUMN A                COLUMN B   COLUMN C      COLUMN D     COLUMN E     COLUMN F
              --------                --------   ---------   ------------   --------   -------------
                                                                                       PERCENTAGE OF
                                                 CEDED TO    ASSUMED FROM                 AMOUNT
                                       GROSS       OTHER        OTHER         NET         ASSUMED
                                       AMOUNT    COMPANIES    COMPANIES      AMOUNT       TO NET
                                      --------   ---------   ------------   --------   -------------
                                                          (AMOUNTS IN THOUSANDS)
Year ended December 31, 1997
  Premiums:
  Workers' compensation insurance...  $152,253    $22,081      $10,748      $140,920        8.3%
                                      --------    -------      -------      --------        ---
     Total premiums.................  $152,253    $22,081      $10,748      $140,920        8.3%
                                      ========    =======      =======      ========        ===
Year ended December 31, 1996
  Premiums:
  Workers' compensation insurance...  $ 97,270    $11,280      $ 2,658      $ 88,648        3.0%
                                      --------    -------      -------      --------        ---
     Total Premiums.................  $ 97,270    $11,280      $ 2,658      $ 88,648        3.0%
                                      ========    =======      =======      ========        ===
Year ended December 31, 1995
  Premiums:
  Workers' compensation insurance...  $ 96,630    $ 7,730      $   835      $ 89,735        0.9%
                                      --------    -------      -------      --------        ---
     Total premiums.................  $ 96,630    $ 7,730      $   835      $ 89,735        0.9%
                                      ========    =======      =======      ========        ===

                                                                    SCHEDULE V.3

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

            SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION

         COLUMN A             COLUMN B      COLUMN C     COLUMN D     COLUMN E   COLUMN F    COLUMN G          COLUMN H
         --------            -----------   ----------   -----------   --------   --------   ----------   ---------------------
                                                         DISCOUNT
                                                          IF ANY,
                                                         DEDUCTED
                                            RESERVES    IN RESERVES                                        CLAIMS AND CLAIM
                                           FOR UNPAID   FOR UNPAID                                        ADJUSTMENT EXPENSES
                              DEFERRED     CLAIMS AND   CLAIMS AND                                       INCURRED RELATED TO:
                               POLICY        CLAIMS        CLAIM                               NET       ---------------------
                             ACQUISITION   ADJUSTMENT   ADJUSTMENT    UNEARNED    EARNED    INVESTMENT    CURRENT      PRIOR
                                COSTS       EXPENSES     EXPENSES     PREMIUM    PREMIUM      INCOME       YEAR        YEAR
                             -----------   ----------   -----------   --------   --------   ----------   ---------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
1997
  Workers' Compensation....    $5,879       $201,255      $   --      $12,913    $140,920    $12,674      $95,826     $(5,379)
                               ======       ========      ======      =======    ========    =======      =======     =======
1996
  Workers' Compensation....    $3,042       $115,529      $   --      $ 9,702    $ 88,648    $ 7,769      $57,614     $(1,976)
                               ======       ========      ======      =======    ========    =======      =======     =======
1995
  Workers' Compensation....    $2,780       $141,495      $   --      $10,347    $ 89,735    $ 9,784      $58,842     $(4,872)
                               ======       ========      ======      =======    ========    =======      =======     =======