Form 10-Q
period 1998-03-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-05-15
CIK 810463

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------


                                    FORM 10-Q

     (MARK ONE)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER 0-25984

                                ----------------


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

                                ----------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on May 11, 1998: 5,874,548 shares.

================================================================================

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q




PART I. FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                               --------
Item 1.   Financial Statements.............................................................    3

          Condensed consolidated balance sheets as of
                March 31, 1998 (unaudited) and December 31, 1997...........................    3

          Condensed consolidated statements of income for the three months ended
                March 31, 1998 (unaudited) and March 31, 1997 (unaudited)..................    4

          Condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 1998 (unaudited) and
                for the twelve months ended December 31, 1997..............................    5

          Condensed consolidated statements of cash flows for the three months ended
                March 31, 1998 (unaudited) and March 31, 1997 (unaudited)..................    6

          Notes to condensed consolidated financial statements (unaudited).................    7

Item 2.   Management's Discussion and Analysis of Consolidated Financial Condition
          and Results of Operations........................................................    10

PART II. OTHER INFORMATION

Item 5.   Other Information................................................................    15

Item 6.   Exhibits and Reports on Form 8-K.................................................    17

SIGNATURE..................................................................................    18

EXHIBIT INDEX..............................................................................    19

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             MARCH 31,         DECEMBER 31,
                                                                               1998                1997
                                                                            ----------         -----------
                                                                             (UNAUDITED)           (*)
ASSETS

INVESTMENTS
Bonds and notes:
   Available-for-sale, at market (cost: 1998, $208,077; 1997,
   $203,373).........................................................       $  210,065          $  205,214
Equity securities, at market (cost: 1998, $1,837; 1997, $1,356)......            1,980               1,526
Cash and short-term instruments
   (Restricted cash: 1998, $159; 1997, $651).........................           16,490              35,376
                                                                            ----------          ----------
      TOTAL INVESTMENTS..............................................          228,535             242,116

Reinsurance recoverable:
   Paid claims and claim adjustment expense..........................            2,295               3,927
   Unpaid claims and claim adjustment expense........................           53,303              49,155
Premiums receivable (less allowance for doubtful accounts:
   1998 & 1997, $800)................................................           21,655              24,364
Earned but unbilled premiums receivable..............................           12,791              12,524
Accrued investment income............................................            2,331               2,661
Deferred policy acquisition costs....................................            5,987               5,879
Deferred income taxes (less valuation allowance of $8,129, 1998 &
   1997).............................................................           12,428              12,200
Funds held by reinsurer..............................................            4,186               5,152
Prepaid reinsurance premiums.........................................            5,381               1,598
Goodwill.............................................................           35,583              35,887
Prepaid and other....................................................           17,033              21,106
                                                                            ==========          ==========
      TOTAL ASSETS...................................................       $  401,508          $  416,569
                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Claims and claim adjustment expenses.................................       $  180,333          $  201,255
Unearned premiums....................................................           14,610              12,913
Reinsurance payable..................................................            7,383               3,412
Long-term debt.......................................................               30                  30
Policyholder dividends...............................................            1,370               1,370
Capital lease........................................................            7,191               7,626
Accounts payable and other liabilities...............................           27,492              28,868
                                                                            ----------          ----------
      TOTAL LIABILITIES..............................................          238,409             255,474

    COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF SUBSIDIARY
      TRUST HOLDING SOLELY SENIOR SUBORDINATED NOTES OF SNIG;
       $1,000 face per share; issued and outstanding 105,000 shares
       in 1997 and 1998..............................................          101,291             101,277

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
   issued and outstanding 5,874,379 shares in 1998;
   5,871,279 shares in 1997..........................................               59                  59
   Paid-in capital excess of par.....................................           34,257              34,242
Paid in capital - warrants...........................................            2,206               2,206
Accumulated other comprehensive income;
   Unrealized gain on investments, net of taxes......................            1,407               1,327
Retained earnings....................................................           23,879              21,984
                                                                            ----------          ----------
      TOTAL STOCKHOLDERS' EQUITY.....................................           61,808              59,818
                                                                            ==========          ==========
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................       $  401,508          $  416,569
                                                                            ==========          ==========

*Derived from audited financial statements.

            See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                      1998              1997
                                                                 ---------------    ------------
                                                                  (UNAUDITED)        (UNAUDITED)
REVENUES:
Premiums written, net of reinsurance ceded of $12,552
   and $2,777 in 1998 and 1997, respectively..............       $  28,501           $ 20,003
Net change in unearned premiums...........................           2,086             (1,025)
                                                                 ---------           --------
Net premiums earned.......................................          30,587             18,978

Net investment income.....................................           4,253              2,086
                                                                 ---------           --------
  TOTAL REVENUES..........................................          34,840             21,064

EXPENSES:
Claims and claim adjustment expenses, net of
   reinsurance recoveries of $7,694 and $2,768 in 1998
   and 1997, respectively.................................          18,288             10,271
Commissions, net of reinsurance ceding commissions of
   $3,252 and $549 in 1998 and 1997, respectively.........           2,964              2,201

Interest expense..........................................              -               1,727

General and administrative expenses
   Underwriting...........................................           7,027              4,803
   Other..................................................             179                181
   Goodwill...............................................             304                -
                                                                 ---------           --------
  TOTAL EXPENSES..........................................          28,762             19,183
                                                                 ---------           --------

INCOME BEFORE INCOME TAXES,  PREFERRED SECURITIES DIVIDENDS
   AND ACCRETION..........................................           6,078              1,881

Income tax expense........................................           2,311                671
                                                                 ---------           --------

INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION           3,767              1,210

Preferred Securities dividends and accretion, net of
   income tax benefit of $234 in 1997.....................              -                (454)

Trust Preferred Securities dividends and accretion, net of
   income tax benefit of $964 in 1998.....................          (1,872)                -

                                                                 ---------           --------
NET INCOME................................................       $   1,895           $    756
                                                                 =========           ========

BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION       $    0.64           $   0.35
Preferred securities dividends and accretion..............           (0.32)             (0.13)
                                                                 =========           ========
NET INCOME................................................       $    0.32           $   0.22
                                                                 =========           ========

DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION       $    0.48           $    0.23
Preferred securities dividends and accretion..............           (0.24)              (0.09)
                                                                 =========           ========
NET INCOME................................................       $    0.24           $   0.14
                                                                 =========           ========

            See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Accumulated
                                                             Other Comprehensive
                                                                    Income
                                                             -------------------
                                                                  Unrealized
                                       Number of                 Gain (Loss)       Paid in                                Total
                                         Shares      Common           on          Capital-   Comprehensive  Retained   Stockholders'
                                       Outstanding   Stock       Investments      Warrants       Income     Earnings       Equity
                                       ----------- --------  -------------------  ---------  -------------  ---------  ------------
Balance at December 31, 1996........   3,446,492   $16,022    $       (162)       $   2,206                 $ 27,125   $  45,191

Comprehensive income

   Net income.......................           -         -               -               -      (5,141)       (5,141)     (5,141)
                                                                                             ---------

   Other comprehensive income, net
     of tax Change in unrealized
     gain (loss) on investments.....           -         -           1,489               -       1,489            -        1,489
                                                                                             ---------
   Other comprehensive income.......                                                             1,489
                                                                                             ---------

Comprehensive income................                                                         $  (3,652)
                                                                                             =========

Common stock issued.................   2,390,438    18,000               -               -                        -       18,000

Stock issued under stock option plan      22,127       105               -               -                        -          105

Common stock issued under stock
   incentive plan...................      12,222       174               -               -                        -          174
                                       ----------- -------   -------------        ----------                --------- ----------

Balance at December 31, 1997........   5,871,279    34,301           1,327            2,206                   21,984      59,818
                                       ----------- -------   -------------        ----------                --------- ----------


Comprehensive income

   Net income.......................           -         -               -               -       1,895         1,895       1,895
                                                                                             ---------

   Other comprehensive income, net
     of tax Change in unrealized
     gain (loss) on investments.....           -         -              80               -          80            -           80

                                                                                             ---------
   Other comprehensive income.......                                                                80
                                                                                             ---------

Comprehensive income................                                                         $   1,975
                                                                                             =========

Common stock issued.................           -         -               -               -                        -           -

Stock issued under stock option plan       3,100        15               -               -                        -           15

Common stock issued under stock
   incentive plan...................           -         -               -               -                        -           -

                                       =========== =======    ============        ==========                ========   =========
Balance at March 31, 1998...........   5,874,379   $34,316    $      1,407        $   2,206                 $ 23,879   $  61,808
                                       =========== =======    ============        ==========                ========   =========

            See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      1998                1997
                                                                                  -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................       $     1,895         $      756
                                                                                  -----------         ----------
Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Discount (amortization) of bonds and preferred stock....................                 2               (161)
   Amortization of capital lease obligation................................              (435)                 -
   Gain on sale of investments.............................................              (400)                (9)
   Amortization of Goodwill................................................               304                  -
   Preferred securities dividends and accretion............................             1,872                687
   Increase in reinsurance balances receivable.............................            (2,516)              (700)
   Decrease in premiums receivable.........................................             2,709                 72
   (Increase) decrease in earned but unbilled premiums receivable..........              (267)               801
   Decrease (increase) in accrued investment income........................               330               (106)
   Increase in deferred policy acquisition costs...........................              (108)            (1,206)
   Decrease in deferred income taxes.......................................             2,180                433
   Decrease (increase) in funds held by reinsurer..........................               966               (372)
   (Increase) decrease in prepaid reinsurance premiums.....................            (3,783)               281
   Increase in other assets................................................            (3,927)              (658)
   Decrease in claims and claim adjustment expense reserves................           (20,922)            (8,771)
   Increase in unearned premium reserves...................................             1,697                744
   Increase (decrease) in reinsurance payable..............................             3,971               (258)
   (Decrease) increase in accounts payable and other liabilities...........            (4,197)               494
                                                                                  -----------         ----------
     Total adjustments.....................................................           (22,524)            (8,729)
                                                                                  -----------         ----------
     Net cash used in operating activities.................................           (20,629)            (7,973)
                                                                                  -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Paid-in-capital - restricted stock......................................                15                  -
   Retirement of long-term debt - Imperial Bank............................                 -               (350)
   Funding of Discontinued Operations......................................            (1,492)                 -
   Retirement of long-term debt - Chase Financing..........................                 -             (1,664)
                                                                                  -----------         ----------
     Net cash used in financing activities.................................            (1,477)            (2,014)
                                                                                  -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES: Purchases of bonds and notes:
     Investments available-for-sale........................................           (58,436)           (21,297)
   Purchase of equity security.............................................              (477)              (145)
     Increase in receivable from reinsurer.................................                 -              1,627
   Sale of property, plant and equipment...................................             8,000                  -
   Sales of bonds and notes: Investments available-for-sale................            51,344              9,919
   Maturities of bonds and notes:
     Investments available-for-sale........................................             2,709              2,683
   Net decrease in invested cash...........................................                80                243
                                                                                  -----------         ----------
     Net cash provided by (used in) investing activities...................             3,220             (6,970)
                                                                                  -----------         ----------
     Net decrease in cash..................................................           (18,886)           (16,957)
Cash and invested cash at Beginning of Period..............................            35,376            101,937
                                                                                  -----------         ----------
Cash and invested cash at End of Period....................................       $    16,490         $   84,980
                                                                                  ===========         ==========

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes.................................       $       131         $        4
                                                                                  ===========         ==========

Cash paid during the year for interest.....................................       $         -         $      141
                                                                                  ===========         ==========

            See Notes to Condensed Consolidated Financial Statements

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

A.2  Acquisition of Pac Rim Holding Corporation

    On April 11, 1997, the Company completed its acquisition of Pac Rim Holding Corporation ("Pac Rim") and its wholly-owned subsidiary, The Pacific Rim Assurance Company, for total consideration of approximately $42.0 million in cash. This consideration resulted in payments of approximately $20.0 million to Pac Rim stockholders; $20.0 million to Pac Rim's convertible debenture holders; and $2.0 million to Pac Rim's warrant and option holders. In addition, the Company incurred $2.0 million in transaction fees and related expenses. The Pacific Rim Assurance Company was renamed Superior Pacific Casualty Company upon its acquisition by the Company. The Company financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18.0 million in newly issued shares of common stock in a private transaction. Approximately $6.6 million of the loan proceeds was used to prepay SNIG's previously outstanding long-term debt, and approximately $10.0 million was contributed by SNIG to the capital of SPCC. The $44.0 million term loan was subsequently retired from funds raised from the sale of $105.0 million of 10.75% Trust Preferred Securities.

    The purchase of Pac Rim resulted in $36.9 million of goodwill that is being amortized on a straight line basis over 27.5 years. The transaction was accounted for using the purchase method and the results of operations since the date of acquisition have been included in operations. The designated accounting date of the purchase of Pac Rim is April 1, 1997.

    The balance sheet of Pac Rim at the acquisition date included the following assets: investments of $105.9 million, cash of $2.6 million, receivables of $17.3 million, and other assets of $22.3 million. Liabilities assumed in the acquisition included unearned premiums of $6.9 million, claim and claim adjustment expense reserves of $107.7 million and other liabilities of $32.3 million.

A.3  Earnings Per Share ("EPS"); Comprehensive Income

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS No. 128"), "Earnings Per Share", which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years after December 15, 1997.

    The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                THREE MONTHS ENDED MARCH 31, 1998            THREE MONTHS ENDED MARCH 31, 1997
                            -----------------------------------------   ------------------------------------------
                                INCOME         SHARES       PER SHARE       INCOME          SHARES      PER SHARE
                             (NUMERATOR)    (DENOMINATOR)    AMOUNT      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                            --------------  -------------   ---------   -------------   -------------   ----------
                            (in thousands)                              (in thousands)
BASIC EPS

    Income before items
      below                   $    3,767      5,874,054      $ 0.64        $  1,210       3,446,735      $ 0.35
    Preferred Securities          (1,872)                     (0.32)          (454)                       (0.13)
                              ----------                     ------        -------                       ------
    Net Income                $    1,895                     $ 0.32        $   756                       $ 0.22
                              ==========                     ======        =======                       ======

EFFECT OF DILUTIVE
SECURITIES
    Options                                     336,473                                     344,175
    Warrants                                  1,571,087                                   1,455,609

DILUTED EPS

    Income before items
      below                   $    3,767      7,781,614      $ 0.48        $  1,210       5,246,519      $ 0.23
    Preferred Securities          (1,872)                     (0.24)          (454)                       (0.09)
                              ----------                     ------        -------                       ------
    Net Income                $    1,895                     $ 0.24        $   756                       $ 0.14
                              ==========                     ======        =======                       ======


    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has included the required disclosure of SFAS No. 130 in this filing.

A.4  Claim and Claim Adjustment Expense Reserves

    The liability for unpaid claim and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverables. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that reserves at any given date are adequate to meet the Company's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

A.5  Trust Preferred Securities

    In December 1997, SNIG formed a trust, whose sole purpose was to issue 10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105 million, and to invest the proceeds thereof in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 of the Company (the "Senior Subordinated Notes"). The Company owns directly all of the common securities issued by the Trust, which it purchased for an aggregate consideration of $3.25 million. The proceeds from the sale of the Trust Preferred Securities were used solely to purchase SNIG's Senior Subordinated Notes in the aggregate principal amount of $108.25 million, which are the sole assets of the trust. In addition, the Company entered into several contractual undertakings, that when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to such securities.

NOTE B. DISCONTINUED OPERATIONS

    Outstanding discontinued operations claims and claim adjustment expense reserves were $12.1 million at March 31, 1998, which was consistent with management's expectations. Offsetting these liabilities are $11.4 million of deferred tax assets and $0.7 million of reinsurance recoverable on paid claim and claim adjustment expenses.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    References to "SNIG" and "the Company" in this quarterly report include the results of operations of the newly acquired subsidiary Superior Pacific Casualty Company ("SPCC"), formerly known as The Pacific Rim Assurance Company, for the period beginning April 1, 1997.

    This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, inherent uncertainties related to the effect of the acquisitions, the Company's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

    The Company recorded an underwriting profit from continuing operations of $2.3 million or $0.30 per share on a diluted basis in the three month period ended March 31, 1998, versus an underwriting profit of $1.7 million or $0.32 per share on a diluted basis in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition. During the three months ended March 31, 1998, the Company realized net income of $1.9 million or $0.24 per share on a diluted basis as compared to $0.8 million or $0.14 per share on a diluted basis for the three months ended March 31, 1997. In addition to improved underwriting profit, net income increased due to a $2.2 million increase in investment income, which resulted from the increase in invested assets. Invested assets increased due to the SPCC acquisition and the net proceeds of the issuance of the Trust Preferred Securities discussed below. The increase in underwriting profit and investment income was offset in part by dividends and accretion on the Trust Preferred Securities and amortization of goodwill.

GENERAL FINANCIAL CONDITION

    Total assets increased by $103.5 million or 34.7% to $401.5 million at March 31, 1998, as compared to the same period in 1997. The increase was due to approximately $189.3 million in assets recorded related to the acquisition of SPCC. As a result of the issuance of $105.0 million in Trust Preferred Securities, assets increased an additional $30.0 million, net of repayment of existing debt and cost of issuance. Partially offsetting the increase is an approximately $91.6 million reduction in receivables due from reinsurers, that were transferred to The Chase Manhattan Bank ("Chase") in exchange for cancellation of debt.

    Total liabilities increased by $87.4 million or 34.7% to $339.7 million at March 31, 1998, as compared to the same period in 1997. The increase was due to approximately $171.2 million in liabilities recorded related to the acquisition of SPCC, which was partially offset by the early extinguishment of the $90 million Chase loan and other debt.

    Total equity increased by $16.1 million or 35.2% to $61.8 million at March 31, 1998, as compared to the same period in 1997. Approximately $18 million in additional capital was related to the April 11, 1997 issuance and sale of common stock to finance, in part, the SPCC acquisition. This increase was partially offset by expenditures and increases in claims reserves associated with the acquisition of SPCC and the $12.9 million extraordinary loss recognized in conjunction with the early extinguishment of long-term debt in the periods following March 31, 1997.

RESULTS OF OPERATIONS

    The following selected financial data and analysis provide an assessment of SNIG's financial results for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the three months ended March 31, 1998 and 1997 are presented below:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                ----------------    -------------
                                                                     (DOLLARS IN THOUSANDS)
Gross premiums written.....................................     $    41,053          $   22,780
Net premiums written.......................................     $    28,501          $   20,003
Net premiums earned........................................     $    30,587          $   18,978

Claims and claim adjustment expenses.......................         (18,288)            (10,271)
Underwriting expenses......................................          (9,991)             (7,004)
Policyholder dividends.....................................               -                   -
                                                                ----------------    -------------

Underwriting profit (loss).................................     $     2,308          $    1,703

Net investment income......................................           4,253               2,086

Underwriting ratios (GAAP Basis)
Claims and claim adjustment expense ratio..................          59.8%               54.1%
Underwriting expense ratio.................................          32.7%               36.9%
Policyholder dividends ratio...............................           0.0%                0.0%
                                                                ================    =============
Combined ratio............................................           92.5%               91.0%
                                                                ================    =============

    Gross premiums written increased $18.3 million or 80.2% to $41.1 million in the first quarter of 1998 as compared to the same period in 1997. Substantially all of this increase can be attributed to the addition of business written by SPCC. Net premiums written increased $8.5 million or 42.5% to $28.5 million in the first quarter of 1998 as compared to the same period in 1997, reflecting the increase in gross premiums written. Net premiums earned increased $11.6 million or 61.2% to $30.6 million in the first quarter of 1998 as compared to the same period in 1997, reflecting the increase in net premiums written.

    Net claim and claim adjustment expenses increased $8.0 million or 78.1% to $18.3 million in the first quarter of 1998 as compared to the same period in 1997. This increase is attributable to the addition of premiums renewed by SNIC for policies expiring from SPCC. The net claim and claim adjustment expense ratio increased to 59.8% in the first quarter of 1998 from 54.1% in the same period of 1997. Although the Company has been experiencing a reduction in the frequency of claims, at the same time there has been an increase in claims severity for injuries sustained in 1995 and thereafter. To address the increasing severity trend, management has put into place a Claims Severity Management Program that is intended to reduce the Company's average ultimate per claim and claim adjustment expense for 1995 and subsequent dates of injury.

    Underwriting and general and administrative expenses increased $3.0 million or 42.6% to $10.0 million in the first quarter of 1998, as compared to the same period in 1997. This increase was due primarily to the acquisition of SPCC. Net commission expense increased $0.8 million or 34.6% to $3.0 million in the first quarter of 1998, as compared to the same period in 1997. The increase in net commission expense is due to an increase in premiums. Net underwriting and general and administrative expenses increased 45.7% to $10.5 million in the first quarter of 1998 from $7.2 million in the same period of 1997. The Company's underwriting expense ratio decreased 4.2% to 32.7% for the first quarter of 1998 from 36.9% for the same period in 1997, due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level is due to an increase in reinsurance ceding commissions received. The direct commission expense relative to the related direct premium level remained unchanged from the prior year.

    The Company recorded an underwriting profit from continuing operations of $2.3 million in the first quarter of 1998, versus $1.7 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the increase in premiums discussed above, coupled with a decrease in underwriting and general and administrative expenses relative to the premium level.

    Net investment income, excluding realized investment gains/losses, increased $1.8 million or 85.5% to $3.9 million in the first quarter of 1998 compared to the same period in 1997. The improvement was due to the increase in assets available for investment resulting from the SPCC acquisition and the availability of $30.0 million in invested assets as a result of the issuance of the Trust Preferred Securities. Excluding SPCC and the increase in invested assets due to the issuance of the Trust Preferred Securities, net investment income decreased $0.3 million or 18.4% to $1.8 million in the first quarter of 1998 as compared to the same period in 1997. This 18.4% decrease was due to a change in portfolio mix as compared to the same period in 1997.

    No interest expense was incurred in the first quarter of 1998 as compared to $1.7 million for the same period in 1997, due to the repayment of all long term debt with funds obtained through the sale of the Trust Preferred Securities.

    Distributions and accretion on preferred securities increased by $2.1 million as compared to $0.7 million in the first quarter of 1998, as a result of the issuance of the Trust Preferred Securities and the redemption of preferred securities issued by an affiliate in December 1997.

    A summary of net investment income, excluding capital gains (losses), for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                   -----------------------------
                                        1998             1997
                                   ------------     ------------
Interest on bonds and notes        $  3,643         $    858
Interest on invested cash..             318            1,346
Other......................              76                -
                                   ------------     ------------
Total investment income....           4,037            2,204
Capital gains..............             400                9
Investment expense.........             184              127
                                   ============     ============
Net investment income......        $  4,253         $  2,086
                                   ============     ============

    The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                              MARCH 31, 1998         DECEMBER 31, 1997
                                          -------------------     -------------------
                                          CARRYING     MARKET     CARRYING     MARKET
AVAILABLE FOR SALE:                         VALUE       VALUE       VALUE       VALUE
-------------------                       --------     ------     --------     ------
U.S. Government Agencies and
  Authorities........................     $  77,836   $  77,836    $90,097     $90,097
Collateralized Mortgage Obligations..        36,721      36,721     73,481      73,481
Corporate Instruments................        45,101      45,101     41,636      41,636
Special Revenue and Special
  Assessment.........................        50,407      50,407          -           -
State and Political Subdivisions.....             -           -          -           -
                                          ---------   ---------    -------     -------
Total Available for Sale.............     $ 210,065   $ 210,065    $205,214    $205,214
                                          =========   =========    ========    ========


                                  MARCH 31, 1998     DECEMBER 31, 1997
                                  ---------------    -----------------
                                           MARKET              MARKET
EQUITY SECURITIES                 COST      VALUE     COST      VALUE
-----------------                 ------   ------    -------   -------
Corporate...................      $1,837    $1,980   $ 1,356   $ 1,526
                                  ------    ------   -------   -------
Total.......................      $1,837    $1,980   $ 1,356   $ 1,526
                                  ======    ======   =======   =======

    The Company's management monitors the matching of assets and liabilities and attempts to maintain the Company's portfolio's investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at March 31, 1998 was 3.05 years compared to 2.90 years at December 31, 1997. At March 31, 1998, 97.1% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

    Discontinued operations had claim and claim adjustment expense reserves of $12.1 million as of March 31, 1998, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor the Company's potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover the Company's claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur, the Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations. Offsetting these liabilities are $11.4 million of deferred tax assets and $0.7 million in reinsurance recoverable on paid claims and claim adjustment expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For their insurance operations, the Company's subsidiaries must have available cash and liquid assets to meet their obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting their ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, management believes that the Company's present cash resources are sufficient to meet the needs of the Company for the foreseeable future.

    During the first three months of 1998, the Company used $20.6 million of cash in its operations versus $8.0 million during the same period in 1997. The $12.6 million increase in cash used in operations during the first three months of 1998 is primarily due to the addition of SPCC operations beginning April 1, 1997. The Company's continued negative cash flow is the result of the Company's historical inforce premium base being significantly higher than its current level and higher than expected payments of claims and claim adjustment expenses in the 1995 and 1996 accident years. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. The Company believes its Claims Severity Management Program will control cash outflows related to the 1995 and 1996 accident years at acceptable levels, but there can be no assurance that it will be successful. In any event, the Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of March 31, 1998, the Company had total cash, cash equivalents and investments of $228.5 million and had 99.1% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 92.0% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.1% had ratings of "BBB" or equivalent or better.

    On December 3, 1997, the Superior National Capital Trust I (the "Trust"), a wholly owned subsidiary of SNIG, issued its 10 3/4% Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNIG, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used to purchase SNIG's 10 3/4% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes"), all of which were issued in connection with such transaction. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee (the "Company Guarantee") to the holders of such securities a full and unconditional right to enforce the payment of the distributions with respect to such securities. On January 16, 1998, SNIG and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. SNIG used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a SNIG affiliate to an affiliate of Zurich, to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

    Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998. Subject to certain conditions, on or after December 1, 2005, SNIG has the right to redeem the Senior Subordinated Notes, in whole or in part at any time, at call prices ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100%
thereafter. The proceeds from any such redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, SNIG has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the related Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by SNIG of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, SNIG may commence a new Extension Period, subject to certain requirements.

    In November 1996, the Company entered into a financing transaction involving Centre Reinsurance Limited and Chase pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company and Chase reached an agreement under which the Company agreed to transfer such reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

    The Company has a reverse repurchase facility with a national securities brokerage firm that allows it to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows the Company a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of March 31, 1998, the Company had no obligation outstanding under this facility.

    Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC and SPCC, for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Trust Preferred Securities. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of (i) net income for the preceding year or (ii) 10% of statutory surplus as regards policyholders as of the preceding December
31) without prior notice to, or approval by, the DOI. No dividends were paid during the three months ended March 31, 1998.

    The Company is a party to various leases principally associated with the Company's home and branch office space. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1998, is approximately $7.6 million. These leases expire from 2000 to 2003.

    With the exception of the approximately $280 million necessary to complete the announced acquisition of Business Insurance Group, Inc., the Company does not foresee any expenditures during the next twelve months other than those arising in the normal course of business.

TAXES

    As of March 31, 1998, the Company had available approximately $126.4 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by the Company in periods after March 31, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Any 5% shift in the current ownership of the Company may result in a "change of ownership" under Section 382 of the Internal Revenue Code of 1986, as amended, and severely limit the Company's ability to utilize NOLs. In an effort to protect these NOLs, the Company's charter documents prohibit 5% owners of the Company's common stock (including holders of options and warrants) from acquiring additional stock and prohibit any additional person or entity from becoming a 5% holder of common stock. The prohibition against changes in ownership by the 5% holders of common stock expires in April 2000.

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

    The effect of inflation on the revenues and net income during the three months ended March 31, 1998 was not significant.

PART II -- OTHER INFORMATION

ITEM 5 -- OTHER INFORMATION

    On May 5, 1998, the Company and Foundation Health Corporation ("FHC"), a wholly owned subsidiary of Foundation Health Systems, Inc., entered into a Purchase Agreement under which the Company agreed to purchase for approximately $280 million in cash (the "Acquisition") all outstanding shares of the capital stock of Business Insurance Group, Inc. ("BIG"), an insurance holding company that, through its wholly owned insurance subsidiaries, California Compensation Insurance Company, a California stock insurance company, Business Insurance Company, a Delaware stock insurance company, Combined Benefits Insurance Company, a California stock insurance company, and Commercial Compensation Insurance Company, a New York stock insurance company, writes workers' compensation and group health insurance, principally in California, with branch operations throughout the continental United States.

    In connection with the Acquisition, FHC will provide, through the purchase of reinsurance, $175 million of adverse development protection on BIG's loss and loss adjustment expense reserves. The Company will also enter into a three-year quota share reinsurance agreement with a reinsurer rated "A+" by A.M. Best, an independent insurance rating agency, under which the Company and BIG will reinsure accounts with premiums in excess of $25,000. The Company has also agreed to enter into long-term contracts with affiliates of FHC under which such affiliates will continue to provide bill review and other claims control services to the Company and BIG.

    The Company will finance the Acquisition through the issuance of $200 million of Common Stock and approximately $110 million in aggregate principal amount of senior notes. The amount raised in excess of $280 million will be used to pay related transaction costs and for general corporate purposes. The Company will offer $106 million of Common Stock through a rights offering (the "Rights Offering") to the Company's existing Common Stock, warrant, and option holders on a pro-rata basis, excluding IP (as defined below) and other securities holders related to the Zurich Insurance Company. The Company will offer the remaining $94 million of Common Stock to Insurance Partners, L.P. ("IP Delaware"), Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda") and Capital Z Partners, Ltd. (the general partner of a successor fund of IP Delaware and IP Bermuda, which shall be formed prior to the consummation of the Acquisition, collectively referred to herein with IP Delaware and IP Bermuda as "IP") in a private transaction pursuant to a Stock Purchase Agreement between IP and the Company dated as of May 5, 1998 (the "Stock Purchase Agreement") under which IP has also committed to purchase, in addition to the $94 million of Common Stock, up to $106 million of Common Stock. This latter commitment is to purchase the number of shares of Common Stock for which subscription rights are not exercised in the Rights Offering. By providing this "backstop," the Company was able to provide FHC with satisfactory assurances that all of the anticipated proceeds of the Rights Offering would be available to complete the Acquisition. All of the Common Stock will be issued at a price of $16.75 per share. In connection with its investment, IP has agreed to certain restrictions protecting minority stockholders.

    The $16.75 price and other terms of the Rights Offering were set by the Company's board of directors, in consultation with its financial advisors, and will be materially the same as the terms of the IP transaction, subject to adjustments determined by the Company's board of directors to be reasonable and appropriate. This description does not constitute an offer of any securities. Any offering of securities in the transactions described above, other than the issuance and sale of Common Stock to IP under the Stock Purchase Agreement, will be made only by means of prospectus. Stockholders are cautioned, however, that the mere decision to undertake a transaction does not change the contingencies that apply to these prospective transactions, or the likelihood that an offering will, in fact, occur. Registration statements will be filed with the Securities and Exchange Commission relating to the Rights Offering and the senior notes offering, and none of these securities may be sold before the registration statements are declared effective.

    The Acquisition is subject to the expiration of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and approval by several state insurance regulatory authorities. In addition, the Rights Offering and the issuance and sale of Common Stock to IP under the Stock Purchase Agreement are each subject to stockholder approval, which the Company intends to solicit at its 1998 Annual Meeting of Stockholders, presently scheduled to occur in late September 1998. Assuming the preceding approvals are obtained and that no unforeseen impediments arise, the Company anticipates that the Acquisition will be consummated in late October to early November of 1998.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

  EXHIBIT
  NUMBER                                             DESCRIPTION
  ------                                             -----------
2              Purchase Agreement dated as of May 5, 1998 by and between FHC and the Company.

10.56          Stock Purchase Agreement dated as of May 5, 1998 among the Company, IP
               Delaware, IP Bermuda and Capital Z Partners Ltd., with forms of a Registration Rights Agreement and Common Stock Purchase Warrant exercisable to purchase an aggregate of 734,000 shares of Common Stock attached as exhibits thereto.

10.57          Voting Agreement dated as of May 5, 1998 between FHC and Insurance Partners, L.P.

10.58          Voting Agreement dated as of May 5, 1998 between FHC and Insurance Partners Offshore
               (Bermuda), L.P.

10.59          Voting Agreement dated as of May 5, 1998 between FHC and Thomas J. Jamieson.

10.60          Voting Agreement dated as of May 5, 1998 between FHC and Jaco Oil Company.

10.61          Form of Voting Agreement dated as of May 5, 1998 between FHC and the other parties set forth on the schedule attached thereto.

11             Summary of the calculation of EPS.

27             Financial Data Schedule.

99.1           Press Release dated May 5, 1998 announcing the Acquisition.

    (b) REPORTS ON FORM 8-K: No reports were filed on Form 8-K during the first quarter of 1998.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998                       SUPERIOR NATIONAL INSURANCE
                                          GROUP, INC.

                                          By       /s/   J. CHRIS SEAMAN
                                                -------------------------------
                                          Name:  J. Chris Seaman
                                          Title: Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             DESCRIPTION                                         PAGE
  ------                                             -----------                                         ----
2              Purchase Agreement dated as of May 5, 1998 by and between FHC and the Company.
10.56          Stock Purchase Agreement dated as of May 5, 1998 among the Company, IP Delaware,

               IP Bermuda and Capital Z Partners Ltd., with forms of a Registration Rights Agreement and Common Stock Purchase Warrant exercisable to purchase an aggregate of 734,000 shares of Common Stock attached as exhibits thereto.

10.57          Voting Agreement dated as of May 5, 1998 between FHC and Insurance Partners, L.P.

10.58          Voting Agreement dated as of May 5, 1998 between FHC and Insurance Partners Offshore
               (Bermuda), L.P.

10.59          Voting Agreement dated as of May 5, 1998 between FHC and Thomas J. Jamieson.

10.60          Voting Agreement dated as of May 5, 1998 between FHC and Jaco Oil Company.

10.61          Form of Voting Agreement dated as of May 5, 1998 between FHC and the other parties set forth on the schedule attached thereto.

11             Summary of the calculation of EPS.

27             Financial Data Schedule.

99.1           Press Release dated May 5, 1998 announcing the Acquisition.