Form 10-Q
period 1998-06-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-08-14
CIK 810463

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO
                                        -----------  ------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on August 12, 1998: 5,877,567 shares.


================================================================================

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 ----
Item 1.   Financial Statements...................................................................................  3

           Condensed consolidated balance sheets as of June 30, 1998 (unaudited) and December 31, 1997...........  3

           Condensed consolidated statements of income for the three and six months ended June 30, 1998
                 (unaudited) and June 30, 1997 (unaudited).......................................................  4

           Condensed consolidated statement of changes in stockholders' equity for the six months ended
                 June 30, 1998 (unaudited) and for the twelve months ended December 31, 1997.....................  5

           Condensed consolidated statements of cash flows for the six months ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited).....................................................................  6

           Notes to condensed consolidated financial statements (unaudited)......................................  7

Item 2.   Management's Discussion and Analysis of Consolidated Financial Condition and Results of
           Operations............................................................................................ 10

PART II. OTHER INFORMATION

Item 5.   Other Information...................................................................................... 17

Item 6.   Exhibits and Reports on Form 8-K....................................................................... 18

SIGNATURE........................................................................................................ 19

EXHIBIT INDEX.................................................................................................... 20


PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             1998           1997
                                                                                           ---------      ---------
                                                                                           (UNAUDITED)        (*)
ASSETS

INVESTMENTS
Bonds and notes:
   Available-for-sale, at market (cost: 1998, $179,057; 1997, $203,373) ..............     $ 180,830      $ 205,214
Equity securities, at market (cost: 1998, $5,179; 1997, $1,356) ......................         5,263          1,526
Funds withheld from reinsurers, at amortized cost (market: $2,192) ...................         2,185             --
Cash and short-term instruments
   (Restricted cash: 1998, $49; 1997, $651) ..........................................         5,071         35,376
                                                                                           ---------      ---------
      TOTAL INVESTMENTS ..............................................................       193,349        242,116

Reinsurance recoverable ..............................................................        55,474         53,082
Premiums receivable (less allowance for doubtful accounts:
   1998 & 1997, $800) ................................................................        34,518         36,888
Deferred income taxes (less valuation allowance of $8,129, 1998 & 1997) ..............        11,731         12,200
Prepaid reinsurance premiums .........................................................        25,822          1,598
Goodwill .............................................................................        35,248         35,887
Prepaid and other ....................................................................        29,033         34,798
                                                                                           ---------      ---------
      TOTAL ASSETS ...................................................................     $ 385,175      $ 416,569
                                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Claims and claim adjustment expenses .................................................     $ 154,843      $ 201,255
Unearned premiums ....................................................................        16,198         12,913
Reinsurance payable ..................................................................        17,964          3,412
Accounts payable and other liabilities ...............................................        36,424         37,894
                                                                                           ---------      ---------
      TOTAL LIABILITIES ..............................................................       225,429        255,474

    COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF SUBSIDIARY
      TRUST HOLDING SOLELY SENIOR SUBORDINATED NOTES OF SNIG;
       $1,000 face per share; issued and outstanding 105,000 shares in 1997 and 1998 .       101,051        101,277

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
   issued 5,876,399 shares in 1998 and 5,871,279 shares in 1997 ......................            59             59
   Paid-in capital excess of par .....................................................        34,274         34,242
Paid-in capital - warrants ...........................................................         2,206          2,206
Accumulated other comprehensive income;
   Unrealized gain on investments, net of taxes ......................................         1,225          1,327
Retained earnings ....................................................................        26,076         21,984
Less: 245,000 shares of treasury stock at cost .......................................        (5,145)            --
                                                                                           ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY .....................................................        58,695         59,818
                                                                                           =========      =========
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $ 385,175      $ 416,569
                                                                                           =========      =========

*Derived from audited financial statements.

            See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                 ---------------------------     ---------------------------
                                                                    1998            1997            1998            1997
                                                                  --------        --------        --------        --------
                                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES:
Premiums written, net of reinsurance ceded ................       $ 19,164        $ 43,703        $ 47,665        $ 63,706
Net change in unearned premiums ...........................          6,040           1,707           8,126             682
                                                                  --------        --------        --------        --------
Net premiums earned .......................................         25,204          45,410          55,791          64,388

Net investment income .....................................          3,761           3,435           8,014           5,521
                                                                  --------        --------        --------        --------
  TOTAL REVENUES ..........................................         28,965          48,845          63,805          69,909

EXPENSES:
Claims and claim adjustment expenses, net of
   reinsurance recoveries .................................         15,399          34,724          33,687          44,995
Commissions, net of reinsurance ceding commissions ........         (1,497)          4,687           1,467           6,888

Interest expense ..........................................             --           2,417              --           4,144

General and administrative expenses
   Underwriting ...........................................          8,129           6,158          15,156          10,961
   Other ..................................................            196             340             375             521
   Goodwill ...............................................            335             137             639             137
                                                                  --------        --------        --------        --------
  TOTAL EXPENSES ..........................................         22,562          48,463          51,324          67,646
                                                                  --------        --------        --------        --------

INCOME BEFORE INCOME TAXES,  PREFERRED SECURITIES DIVIDENDS
   AND ACCRETION ..........................................          6,403             382          12,481           2,263

Income tax expense ........................................          2,354              98           4,665             769
                                                                  --------        --------        --------        --------

INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION           4,049             284           7,816           1,494

Preferred Securities dividends and accretion, net of
   income tax .............................................             --            (453)             --            (907)

Trust Preferred Securities dividends and accretion, net of
   income tax .............................................         (1,852)             --          (3,724)             --

Extraordinary loss on retirement of long-term debt, net of
   income tax .............................................             --         (10,361)             --         (10,361)
                                                                  --------        --------        --------        --------
NET INCOME ................................................       $  2,197        $(10,530)       $  4,092        $ (9,774)
                                                                  ========        ========        ========        ========

BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION        $   0.69        $   0.05        $   1.34        $   0.32
Preferred securities dividends and accretion ..............          (0.32)          (0.08)          (0.64)          (0.20)
Extraordinary items .......................................             --           (1.77)             --           (2.23)
                                                                  --------        --------        --------        --------
NET INCOME ................................................       $   0.37        $  (1.80)       $   0.70        $  (2.11)
                                                                  ========        ========        ========        ========

DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION        $   0.50        $   0.04        $   0.99        $   0.23
Preferred securities dividends and accretion ..............          (0.23)          (0.06)          (0.47)          (0.14)
Extraordinary items .......................................             --           (1.37)             --           (1.61)
                                                                  --------        --------        --------        --------
NET INCOME ................................................       $   0.27        $  (1.39)       $   0.52        $  (1.52)
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

                                                                         ACCUMULATED
                                                                            OTHER
                                                                        COMPREHENSIVE
                                                                          INCOME
                                                                        -------------
                                                                         UNREALIZED
                           NUMBER OF                       GAIN (LOSS)    PAID IN                                   TOTAL
                            SHARES      COMMON   TREASURY      ON         CAPITAL-     COMPREHENSIVE  RETAINED   STOCKHOLDERS'
                          OUTSTANDING   STOCK     STOCK    INVESTMENTS    WARRANTS         INCOME     EARNINGS      EQUITY
                          -----------  --------  --------  -----------  -------------  -------------  --------   ------------
Balance at
  December 31, 1996 ....    3,446,492   $16,022   $    --    $   (162)     $2,206                    $ 27,125     $ 45,191

Comprehensive income
   Net income ..........           --        --        --          --          --         (5,141)      (5,141)      (5,141)
                                                                                         -------
   Other comprehensive
     income, net of tax
     change in unrealized
     gain (loss) on
     investments.........          --        --        --       1,489          --          1,489           --        1,489
                                                                                         -------
   Other comprehensive
     income .............                                                                  1,489
                                                                                         -------

Comprehensive income ....                                                                $(3,652)
                                                                                         =======

Common stock issued .....   2,390,438    18,000        --          --          --                          --       18,000
Stock issued under
  stock option plan .....      22,127       105        --          --          --                          --          105

Common stock issued
  under stock
  incentive plan ........      12,222       174        --          --          --                          --          174
                            ---------   -------   -------    --------      ------                    --------     --------

Balance at
  December 31, 1997 .....   5,871,279    34,301        --       1,327       2,206                      21,984       59,818
                            ---------   -------   -------    --------      ------                    --------     --------
Comprehensive income
   Net income ...........          --        --        --          --          --          4,092        4,092        4,092
                                                                                        --------
   Other comprehensive
     income, net of tax
      Change in
      unrealized
      gain (loss) .......          --        --        --        (102)         --           (102)          --         (102)
                                                                                        --------
   Other comprehensive
     income .............                                                                   (102)
                                                                                        --------
Comprehensive income.....                                                               $  3,990
                                                                                        ========
Common stock issued .....          --        --        --          --          --                          --           --
Stock issued under
  stock option plan .....       5,120        32        --          --          --                          --           32
Common stock issued
   under stock
   incentive plan .......          --        --        --          --          --                          --           --
Treasury stock ..........    (245,000)       --    (5,145)         --          --                          --       (5,145)
                            =========   =======   =======    ========      ======                    ========      =======
Balance at
  June 30, 1998 .........   5,631,399   $34,333   $(5,145)   $  1,225      $2,206                    $ 26,076      $58,695
                            =========   =======   =======    ========      ======                    ========      =======

           See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                           1998         1997
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................   $   4,092    $  (9,774)
                                                                         ---------    ---------
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Amortization of bonds and preferred stock .........................          30         (803)
   Amortization of capital lease obligation ..........................        (666)          --
   (Gain) loss on sale of investments ................................      (1,028)         123
   Amortization of goodwill ..........................................         639          136
   Extraordinary loss - retirement of long-term debt .................          --       10,362
   Interest expense on long-term debt ................................          --        3,146
   Preferred securities dividends and accretion ......................       3,724          907
   Increase in reinsurance receivables ...............................      (2,392)      (4,216)
   Decrease in premiums receivable ...................................       2,370        2,004
   Increase in other assets ..........................................      (2,235)      (3,149)
   Decrease in deferred income taxes .................................       4,485          769
   (Decrease) increase in claims and claim adjustment expense reserves     (46,413)       2,714
   Increase (decrease) in unearned premium reserves ..................       3,286         (909)
   Decrease in accounts payable and other liabilities ................      (3,692)     (13,239)
                                                                         ---------    ---------
     Total adjustments ...............................................     (41,892)      (2,155)
                                                                         ---------    ---------
     Net cash used in operating activities ...........................     (37,800)     (11,929)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Paid-in-capital - restricted stock ................................          31            3
   Proceeds from issuance of common stock ............................          --       18,000
   Long-term debt - Chase Manhattan Bank .............................          --       44,000
   Retirement of long-term debt - Imperial Bank ......................          --       (7,250)
   Funding of discontinued operations ................................      (2,043)     (17,125)
   Reinsurance deposit ...............................................     (12,654)          --
   Purchase of treasury stock ........................................      (5,145)          --
                                                                         ---------    ---------
     Net cash (used in) provided by financing activities .............     (19,811)      37,628
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of bonds and notes:
     Investments available-for-sale ..................................    (108,103)     (90,283)
     Investments funds withheld from reinsurer .......................      (2,185)          --
   Purchase of equity security .......................................     (64,536)        (145)
   Purchase of Pac Rim Holding Corporation ...........................          --      (41,170)
   Sale of property, plant and equipment .............................       8,000           --
   Sales of bonds and notes: Investments available-for-sale ..........     114,120       13,540
   Maturities of bonds and notes: Investments available-for-sale .....      19,121        6,968
   Sale of equity securities .........................................      60,745          517
   Net decrease in invested cash .....................................         144       55,364
                                                                         ---------    ---------
     Net cash provided by (used in) investing activities .............      27,306      (55,209)
                                                                         ---------    ---------
     Net decrease in cash ............................................     (30,305)     (29,510)
Cash and invested cash at beginning of period ........................      35,376      101,937
                                                                         ---------    ---------
Cash and invested cash at end of period ..............................   $   5,071    $  72,427
                                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes ...........................   $     181    $       4
                                                                         =========    =========

Cash paid during the year for interest ...............................   $   5,614    $     191
                                                                         =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                     SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

A.2  Acquisition of Pac Rim Holding Corporation

     On April 11, 1997, the Company completed its acquisition of Pac Rim Holding Corporation ("Pac Rim") and its wholly-owned subsidiary, The Pacific Rim Assurance Company, for total consideration of approximately $42.0 million in cash. This consideration resulted in payments of approximately $20.0 million to Pac Rim stockholders; $20.0 million to Pac Rim's convertible debenture holders; and $2.0 million to Pac Rim's warrant and option holders. In addition, the Company incurred $2.0 million in transaction fees and related expenses. The Pacific Rim Assurance Company was renamed Superior Pacific Casualty Company upon its acquisition by the Company. The Company financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18.0 million in newly issued shares of common stock in a private transaction. Approximately $6.6 million of the loan proceeds was used to prepay SNIG's previously outstanding long-term debt, and approximately $10.0 million was contributed by SNIG to the capital of SPCC. The $44.0 million term loan was subsequently retired from funds raised from the sale of $105.0 million of 10 3/4% Trust Preferred Securities by a subsidiary of SNIG. See Note A.5.

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

A.3  Earnings Per Share ("EPS"); Comprehensive Income

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997.

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the six months ended June 30, 1998 and June 30, 1997:

                                SIX MONTHS ENDED JUNE 30, 1998                    SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------------------        ---------------------------------------------
                             INCOME          SHARES       PER SHARE            INCOME           SHARES         PER SHARE
                           (NUMERATOR)    (DENOMINATOR)    AMOUNT            (NUMERATOR)     (DENOMINATOR)      AMOUNT
                           -----------    -------------    ------            -----------     -------------      ------
                         (IN THOUSANDS)                                    (IN THOUSANDS)
BASIC EPS

    Income before items
      below                 $  7,816       5,853,713      $ 1.34               $  1,494        4,641,954        $ 0.32
    Preferred Securities      (3,724)                      (0.64)                  (907)                         (0.20)
    Extraordinary items            -                           -                (10,361)                         (2.23)
                            --------                      ------               --------                         ------
    Net Income              $  4,092                      $ 0.70               $ (9,774)                        $(2.11)
                            ========                      ======               ========                         ======

EFFECT OF DILUTIVE
SECURITIES
    Options                                  386,280                                             336,603
    Warrants                               1,672,234                                           1,432,309

DILUTED EPS

    Income before items
      below                 $  7,816       7,912,227      $ 0.99               $  1,494        6,410,866        $ 0.23
    Preferred Securities      (3,724)                      (0.47)                  (907)                         (0.14)
    Extraordinary items            -                           -                (10,361)                         (1.61)
                            --------                      ------               --------                         ------
    Net Income              $  4,092                      $ 0.52               $ (9,774)                        $(1.52)
                            ========                      ======               =========                        ======

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended June 30, 1998 and June 30, 1997:

                                       THREE MONTHS ENDED JUNE 30, 1998                THREE MONTHS ENDED JUNE 30, 1997
                                 --------------------------------------------    ---------------------------------------------
                                    INCOME           SHARES         PER SHARE        INCOME            SHARES        PER SHARE
                                  (NUMERATOR)     (DENOMINATOR)      AMOUNT        (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                  -----------     -------------      ------        -----------      -------------    ---------
                                (IN THOUSANDS)                                   (IN THOUSANDS)
BASIC EPS

    Income before items
      below                        $  4,049        5,834,347        $ 0.69          $     284         5,837,173        $ 0.05
    Preferred Securities             (1,852)                         (0.32)              (453)                          (0.08)
    Extraordinary items                   -                              -            (10,361)                          (1.77)
                                   --------                         ------          ---------                          ------
    Net Income                     $  2,197                         $ 0.37          $ (10,530)                         $(1.80)
                                   ========                         ======          ==========                         ======

EFFECT OF DILUTIVE
SECURITIES
    Options                                          417,582                                            321,992
    Warrants                                       1,732,524                                          1,387,215

DILUTED EPS

    Income before items
      below                        $  4,049        7,984,453        $ 0.50          $     284         7,546,380        $ 0.04
    Preferred Securities             (1,852)                         (0.23)              (453)                          (0.06)
    Extraordinary items                   -                              -            (10,361)                          (1.37)
                                   --------                         ------          ---------                          ------
    Net Income                     $  2,197                         $ 0.27          $ (10,530)                         $(1.39)
                                   ========                         ======          ==========                         ======

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

A.5  Trust Preferred Securities

     In December 1997, SNIG formed Superior National Capital Trust I, a statutory business trust (the "Trust"), whose sole purpose was to issue 10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105 million, and to invest the proceeds thereof in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 of the Company (the "Senior Subordinated Notes"). The Company owns directly all of the common securities issued by the Trust, which it purchased for an aggregate consideration of $3.25 million. The proceeds from the sale of the Trust Preferred Securities were used solely to purchase SNIG's Senior Subordinated Notes in the aggregate principal amount of $108.25 million, which are the sole assets of the Trust. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to such securities.

A.6  Large Account Quota-Share Arrangement

    Effective February 1, 1998, Superior Pacific entered into a Quota-Share Arrangement with United States Life Insurance Company, rated "A+" by A.M. Best Company, Inc., under which Superior Pacific ceded 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. Superior Pacific received a 35.0% ceding commission on premiums ceded under this contract. Effective May 1, 1998, the Quota-Share Arrangement was amended so that the ceding level was reduced to $25,000 in estimated annual premium at inception, and the ceding commission was adjusted to 33.5%. The term of the amended agreement is three years, with two one-year extensions.

NOTE B. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claim and claim adjustment expense reserves were $11.3 million at June 30, 1998, which was consistent with management's expectations. Offsetting these liabilities are $10.9 million of deferred tax assets and $0.5 million of reinsurance recoverable on paid claim and claim adjustment expenses.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References to "SNIG" and "the Company" in this quarterly report include the results of operations of the recently acquired subsidiary Superior Pacific Casualty Company ("SPCC"), formerly known as The Pacific Rim Assurance Company, for the period beginning April 1, 1997. References to "SNIC" in this quarterly report refer to Superior National Insurance Company, the primary operating subsidiary of SNIG.

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

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $5.5 million in the six month period ended June 30, 1998, versus an underwriting profit of $1.5 million in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition. During the six months ended June 30, 1998, the Company realized net income of $4.1 million or $0.52 per share on a diluted basis as compared to a loss of $9.8 million or $1.52 per share on a diluted basis for the six months ended June 30, 1997. In addition to improved underwriting profit, net income increased due to a $2.5 million increase in investment income, which resulted from the increase in invested assets. Invested assets increased due to the SPCC acquisition and the net proceeds of the issuance of the Trust Preferred Securities discussed below. The increase in underwriting profit and investment income was offset in part by dividends and accretion on the Trust Preferred Securities and amortization of goodwill. The loss in the prior year relates to a $10.4 million net-of-tax extraordinary charge related to the retirement of long-term debt.

GENERAL FINANCIAL CONDITION

     Total assets decreased by $31.4 million or 7.5% to $385.2 million for the six months ended June 30, 1998. The decrease is due to a $48.8 million reduction of investments used primarily to fund operations, which is partially offset by a $24.2 million increase to prepaid reinsurance premiums.

     Total liabilities decreased by $30.3 million or 8.5% to $326.5 million for the six months ended June 30, 1998. The decrease is principally due to a $46.4 million reduction in claim and claim adjustment expense reserves, which is partially offset by a $14.6 million increase in reinsurance payables associated with the Large Account Quota-Share as discussed below in "Results of Operations."

     Total equity decreased by $1.1 million or 1.9% to $58.7 million for the six months ended June 30, 1998. This decrease primarily consists of $5.1 million paid by SNIC to purchase 245,000 shares of SNIG's common stock ("Common Stock"), which are held by SNIC as treasury stock on a GAAP basis, offset by $4.1 million in net income.

RESULTS OF OPERATIONS

    Effective February 1, 1998, the Company entered into a Quota-Share Arrangement (the "Large Account Quota-Share") with United States Life Insurance Company, rated "A+" by A.M. Best Company, Inc. ("A.M. Best"), an independent insurance rating agency, under which the Company ceded 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. The Company received a 35.0% ceding commission on premiums ceded under this contract. Effective May 1, 1998, the Quota-Share Arrangement was amended so that the ceding level was reduced to $25,000 in estimated annual premium at inception, and the ceding commission was adjusted to 33.5%. The term of the amended agreement is three years, with two one-year extensions.

    Effective June 30, 1998, the Company and Zurich Reinsurance (North America), Inc. ("ZRNA") entered an agreement to settle and commute (the "ZRNA Commutation") all obligations and liabilities known and unknown associated with the ZRNA Quota-Share contract and its related Assumption of Liability Endorsement facility for the contract years incepting January 1, 1994, 1995, 1996, and 1997. The commutation was negotiated in accordance with the commutation provision from the original ZRNA Quota-Share contract, which resulted in a $1.8 million loss to the Company.

     The following selected financial data and analysis provide an assessment of the Company's financial results for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.


                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                  1998            1997
                                                --------        --------
                                                 (DOLLARS IN THOUSANDS)
Gross written premium ...................       $ 40,898        $ 48,310
Net written premium .....................       $ 19,164        $ 43,703
Net premium earned ......................       $ 25,204        $ 45,410

Net claim and claim adjustment expenses .         15,399          34,724
Net underwriting and general and
  administrative expenses ...............          6,632          10,845
                                                --------        --------

Underwriting profit (loss) ..............       $  3,173        $   (159)

Net investment income ...................          3,761           3,435

Underwriting ratios (GAAP Basis)
Claims and claim adjustment expense ratio           61.1%           76.5%
Underwriting expense ratio ..............           26.3%           23.9%
Policyholder dividends ratio ............            0.0%            0.0%
                                                --------        --------
Combined ratio ..........................           87.4%          100.4%
                                                ========        ========

     Gross written premium decreased $7.4 million or 15.3% to $40.9 million in the second quarter of 1998 as compared to the same period in 1997. This decrease can be attributed to non-renewal of policies written by SPCC prior to the acquisition and which expired in March 1998. Net written premium decreased $24.5 million or 56.1% to $19.2 million in the second quarter of 1998 as compared to the same period in 1997. Along with the decrease in gross written premium, essentially all of the decrease in net written premium is due to $23.7 million of reinsurance premiums ceded under the Large Account Quota-Share, which is partially offset by a $5.5 million reduction to reinsurance premiums ceded related to the ZRNA Commutation. Net premium earned decreased $20.2 million or 44.5% to $25.2 million in the second quarter of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $19.3 million or 55.7% to $15.4 million in the second quarter of 1998 as compared to the same period in 1997. This decrease consists of a $10.5 million decrease in net claim and claim adjustment expense, a $16.9 million increase in ceded claim and claim adjustment expense related to the Large Account Quota-Share and a $8.1 million increase in net claim and claim adjustment expense reserves associated with the ZRNA Commutation. The $10.5 million reduction in net claim and claim adjustment expense is primarily due to a $9.8 million decrease in net premium earned, excluding the decreases reflected in net premium written associated with the Large Account Quota-Share and the ZRNA commutation as discussed above. The reduction is also partially due to the re-underwriting of the policies that expired related to the SPCC acquisition, which resulted in a decrease in net claim and claim adjustment expense for the three months ended June 30, 1998 as compared to the same period in 1997. The net claim and claim adjustment expense ratio decreased to 61.1% in the second quarter of 1998 from 76.5% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to an increase, during the second quarter of 1997, in claim and claim adjustment expenses relative to the related premium level from activity related to the SPCC acquisition.

     Underwriting and general and administrative expenses increased $2.0 million or 32.0% to $8.1 million in the second quarter of 1998, as compared to the same period in 1997. This increase was due primarily to the acquisition of SPCC. Net commission expense decreased $6.2 million or 131.9% to $(1.5) million in the second quarter of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $4.6 million in ceded commission related to the Large Account Quota-Share and partially due to a decrease in gross commission expense related to the decrease in gross premium written. Net underwriting and general and administrative expenses decreased 38.8% to $6.6 million in the second quarter of 1998 from $10.8 million in the same period of 1997, primarily due to the decrease in net commission expense as discussed above. The Company's underwriting expense ratio increased 2.4 percentage points to 26.3% for the second quarter of 1998 from 23.9% for the same period in 1997, due primarily to a reduction in the related net premium level from premiums ceded under the Large Account Quota-Share.

     The Company recorded an underwriting profit from continuing operations of $3.2 million in the second quarter of 1998, versus an underwriting loss of $0.2 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense discussed above, along with a decrease in underwriting and general and administrative expenses.

     Net investment income, excluding realized investment gains/losses, decreased $0.3 million or 8.6% to $3.1 million in the second quarter of 1998 compared to the same period in 1997. This 8.6% decrease was due to a decrease in average investable assets of $33.5 million as compared to the same period in 1997.

     No interest expense was incurred in the second quarter of 1998 as compared to $2.4 million for the same period in 1997, due to the repayment in the fourth quarter of 1997 of all long term debt with funds obtained through the sale of the Trust Preferred Securities.

    Distributions and accretion on preferred securities increased by $2.1 million to $2.8 million in the second quarter of 1998, as compared to the same period in 1997, as a result of the issuance of the Trust Preferred Securities and by the redemption of preferred securities issued by an affiliate in December 1997.

     The following selected financial data and analysis provide an assessment of the Company's financial results for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                  1998          1997
                                                -------        -------
                                                (DOLLARS IN THOUSANDS)
Gross written premium ...................       $81,951        $71,090
Net written  premium ....................       $47,665        $63,706
Net premium earned ......................       $55,791        $64,388

Net claim and claim adjustment expenses .        33,687         44,995
Net underwriting and general and
  administrative expenses ...............        16,623         17,849
                                                -------        -------

Underwriting profit (loss) ..............       $ 5,481        $ 1,544

Net investment income ...................         8,014          5,521

Underwriting ratios (GAAP Basis)
Claims and claim adjustment expense ratio          60.4%          69.9%
Underwriting expense ratio ..............          29.8%          27.7%
Policyholder dividends ratio ............           0.0%           0.0%
                                                -------        -------
Combined ratio ..........................          90.2%          97.6%
                                                =======        =======

     Gross written premium increased $10.9 million or 15.3% to $82.0 million in the first six months of 1998 as compared to the same period in 1997. Substantially all of this increase can be attributed to the addition of business written by SPCC. Net written premium decreased $16.0 million or 25.2% to $47.7 million in the first six months of 1998 as compared to the same period in 1997. This decrease is primarily due to $31.6 million in premiums ceded under the Large Account Quota-Share, which is partially offset by a $10.9 increase to gross written premium and a $5.5 million reduction to ceded premium related to the ZRNA Commutation. Net premium earned decreased $8.6 million or 13.4% to $55.8 million in the first six months of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $11.3 million or 25.1% to $33.7 million in the first six months of 1998 as compared to the same period in 1997. This decrease primarily reflects a $17.7 million increase in ceded claim and claim adjustment expense related to the Large Account Quota-Share and a $8.4 million increase in net claim and claim adjustment expense reserves associated with the ZRNA Commutation. The net claim and claim adjustment expense ratio decreased to 60.4% in the first six months of 1998 from 69.9% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to an increase, during the second quarter of 1997, in claim and claim adjustment expenses relative to the related premium level from activity related to the SPCC acquisition.

     Underwriting and general and administrative expenses increased $4.2 million or 38.3% to $15.2 million in the first six months of 1998, as compared to the same period in 1997. This increase is primarily due to the acquisition of SPCC. Net commission expense decreased $5.4 million or 78.7% to $1.5 million in the first six months of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $6.6 million in ceded commission related to the Large Account Quota-Share, which is partially offset by an increase in gross commission expense related to the increase in gross premium written. Net underwriting and general and administrative expenses decreased 6.9% to $16.6 million in the first six months of 1998 from $17.8 million in the same period of 1997, primarily due to the decrease in net commission expense as discussed above. The Company's underwriting expense ratio increased 2.1 percentage points to 29.8% for the first six months of 1998 from 27.7% for the same period in 1997, due primarily to a reduction in the related net premium level from premiums ceded under the Large Account Quota-Share.

     The Company recorded an underwriting profit from continuing operations of $5.5 million in the first six months of 1998, versus $1.5 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense discussed above, along with a decrease in underwriting and general and administrative expenses.

     Net investment income, excluding realized investment gains/losses, increased $1.5 million or 27.0% to $7.0 million in the first six months of 1998 compared to the same period in 1997. The improvement was due to the increase in assets available for investment resulting from the SPCC acquisition and the availability of $30.0 million in invested assets as a result of the issuance of the Trust Preferred Securities. Excluding the assets acquired in the SPCC acquisition and the increase in invested assets due to the issuance of the Trust Preferred Securities, net investment income decreased $2.6 million or 46.4% to $2.9 million in the first six months of 1998 as compared to the same period in 1997. This 46.4% decrease was due to a decrease in the average investable asset of $10.9 million as compared to the same period in 1997.

     No interest expense was incurred in the first six months of 1998 as compared to $4.1 million for the same period in 1997, due to the repayment in the fourth quarter of 1997 of all long term debt with funds obtained through the sale of the Trust Preferred Securities.

     Distributions and accretion on preferred securities increased by $4.3 million to $5.6 million in the first six months of 1998 as compared to the same period in 1997, as a result of the issuance of the Trust Preferred Securities and by the redemption of preferred securities issued by an affiliate in December 1997.

     A summary of net investment income, excluding capital gains (losses), for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
                                  ------------------         ----------------
                                   1998         1997         1998         1997
                                  ------       ------       ------       ------
Interest on bonds and notes       $3,042       $1,940       $6,685       $2,798
Interest on invested cash .          200        1,706          518        3,052
Other .....................           67           --          143           --
                                  ------       ------       ------       ------
Total investment income ...        3,309        3,646        7,346        5,850
Capital gains .............          629           10        1,029           19
Investment expense ........          177          221          361          348
                                  ------       ------       ------       ------
Net investment income .....       $3,761       $3,435       $8,014       $5,521
                                  ======       ======       ======       ======


     The Company's management monitors the matching of assets and liabilities and attempts to maintain the Company's portfolio's investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at June 30, 1998 was 2.94 years compared to 2.90 years at December 31, 1997. At June 30, 1998, 99.5% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

     Discontinued operations had claim and claim adjustment expense reserves of $11.3 million as of June 30, 1998, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor the Company's potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover the Company's claims activity. There can be no assurance, however, that further upward development of ultimate claim and claim adjustment expense reserves associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its claim and claim adjustment expense reserves in the discontinued operations. Offsetting these liabilities are $10.9 million of deferred tax assets and $0.5 million in reinsurance recoverable on paid claim and claim adjustment expenses.

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

     During the first six months of 1998, the Company used $37.8 million of cash in its operations versus $11.9 million during the same period in 1997. This $25.9 million increase in cash used in operations is primarily due to the addition of SPCC's operations beginning April 1, 1997. The Company's continued negative cash flow is the result of the Company's historical inforce premium base being significantly higher than its current level and higher than expected payments of claim and claim adjustment expenses in the 1995 and 1996 accident years. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising out of the Large Account Quota-Share will increase negative cash flow substantially. The Company believes its Claim Severity Management Program will mitigate cash outflows related to the 1995 and 1996 accident years at acceptable levels, but there can be no assurance that it will be successful. In any event, the Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of June 30, 1998, the Company had total cash, cash equivalents and investments of $193.3 million and had 97.3% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 97.1% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 99.5% had ratings of "BBB" or equivalent or better.

     The Company used $19.8 million in cash from financing activities for the six months ended June 30, 1998, and generated $37.6 million for the corresponding period in 1997. The cash generated by financing activities in the six months of 1997 were primarily associated with the Company's acquisition on April 11, 1997, of Pac Rim Holding Corporation ("Pac Rim") and its wholly-owned subsidiary, The Pacific Rim Assurance Company, for total consideration of approximately $42.0 million in cash. This consideration resulted in payments of approximately $20.0 million to Pac Rim stockholders; $20.0 million to Pac Rim's convertible debenture holders; and $2.0 million to Pac Rim's warrant and option holders. In addition, the Company incurred $2.0 million in transaction fees and related expenses. The Pacific Rim Assurance Company was renamed Superior Pacific Casualty Company upon its acquisition by the Company. The Company financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18.0 million in newly issued shares of common stock in a private transaction. Approximately $6.6 million of the loan proceeds was used to prepay SNIG's previously outstanding long-term debt. During the six months ended June 30, 1998, funds used for financing activities consisted of $12.7 million in reinsurance deposits to ZRNA associated with a 1998 reinsurance contract, $5.1 million to purchase 245,000 shares of Common Stock, which are held by SNIC as treasury stock on a GAAP basis, and $2.0 million to fund discontinued operations.

     On December 3, 1997, Superior National Capital Trust I (the "Trust"), a wholly owned subsidiary of SNIG, issued its 10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNIG, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used to purchase SNIG's 10 3/4% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes"), all of which were issued in connection with such transaction. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee (the "Company Guarantee") to the holders of the Trust Preferred Securities a full and unconditional right to enforce the payment of the distributions with respect to such securities. On January 16, 1998, SNIG and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. SNIG used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a SNIG affiliate to Centre Reinsurance (Bermuda) Ltd., to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

     Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, and commenced June 1, 1998. Subject to certain conditions, on or after December 1, 2005, SNIG has the right to redeem the Senior Subordinated Notes at any time, in whole or in part, at call prices (expressed as a percentage of principal amount) ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100% thereafter. The proceeds from any such redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, SNIG has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the related Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by SNIG of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, SNIG may commence a new Extension Period, subject to certain requirements.

     In November 1996, the Company entered into a financing transaction involving Centre Reinsurance Limited ("Centre Re") and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company and Chase reached an agreement under which the Company agreed to transfer such reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

     The Company has a reverse repurchase facility with a national securities brokerage firm that allows it to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing provides the Company a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of June 30, 1998, the Company had no obligation outstanding under this facility.

     Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC and SPCC, for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Senior Subordinated Notes underlying the Trust Preferred Securities. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the California Department of Insurance (the "DOI"). The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based up to the greater of (i) net income for the preceding year or (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. No dividends were paid during the six months ended June 30, 1998. Insurance holding company regulations, in ordinary circumstances, place a two-year moratorium on payments of dividends by a subsidiary that has undergone a change of control. The Company has requested of the DOI, and expects to receive, a waiver from the moratorium in connection with the Company's proposed acquisition of Business Insurance Group, Inc. ("BIG"). If dividends are available for payment as expected, the Company believes it will have adequate cash to service its debt.

     The Company is a party to various leases principally associated with the Company's home and branch office space, as well as its fixed assets. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum commitment with respect to these leases in 1998, is approximately $7.6 million. These leases expire from 2000 to 2003.

     With the exception of the approximately $285 million necessary to complete the Company's proposed acquisition of BIG, the Company does not foresee any expenditures during the next twelve months other than those arising in the normal course of business. See Part II - Item 5 - Other Information.

     The effect of inflation on the Company's revenues and net income during the six months ended June 30, 1998 was not significant.

TAXES

     As of June 30, 1998, the Company had available approximately $128.0 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by the Company in periods after June 30, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Any 5% shift in the current ownership of the Company may result in a "change of ownership" under Section 382 of the Internal Revenue Code of 1986, as amended, and limit and defer the Company's ability to utilize NOLs. In an effort to protect these NOLs, the Company's charter documents contain provisions prohibiting 5% owners of the Common Stock (including holders of options and warrants) from acquiring additional stock and prohibiting any additional person or entity from becoming a 5% holder of Common Stock. The prohibition against changes of ownership by the 5% holders of Common Stock expires in April 2000. The Company believes that it is very likely that the equity financings it will conduct to help fund the Company's proposed acquisition of BIG will result in a "change of ownership," but has concluded that the cost of the limitation of use of the NOLs in relation to the benefits derived from the acquisition of BIG is acceptable. See Part II - Item 5 - Other Information. The Company is seeking stockholder approval of a proposal to eliminate these restrictive charter provisions at the Company's 1998 Annual Meeting of Stockholders.

YEAR 2000 STRATEGY

     A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. Commencing January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is in the process of identifying all necessary software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has appointed an internal Year 2000 project manager and adopted a three phase approach of assessment, correction, and testing. The scope of the project includes all internal software, hardware, and operating systems, and assessment of risk to the business from producers, vendors, and other partners in Year 2000 issues. The Company believes that this formal assessment of risk (including the prioritization of business risk), correction (including conversions to new software), and testing of necessary changes will minimize the business risk of Year 2000 from internal systems. The Company plans to complete its Year 2000 conversion not later than December 31, 1998. Although the Company has not completed its Year 2000 project, the Company does not believe the Year 2000 issue will cause any system problems that could have a material adverse effect on the operations of the Company. The Company does not expect the cost associated with its Year 2000 project to be material.

PART II -- OTHER INFORMATION

ITEM 5 -- OTHER INFORMATION

     On May 5, 1998, the Company and Foundation Health Corporation ("FHC"), a wholly owned subsidiary of Foundation Health Systems, Inc., entered into a Purchase Agreement under which the Company agreed to purchase for approximately $285 million in cash (the "Acquisition") all outstanding shares of the capital stock of BIG, an insurance holding company that, through its wholly owned insurance subsidiaries, California Compensation Insurance Company, Business Insurance Company, Combined Benefits Insurance Company, and Commercial Compensation Insurance Company, writes workers' compensation and group health insurance, principally in California, with branch operations throughout the continental United States.

     In connection with the Acquisition, FHC will provide, through the purchase of reinsurance, $175 million of adverse development protection on BIG's claim and claim adjustment expense reserves. In addition, the Company has entered into a three-year quota share reinsurance agreement with a reinsurer rated "A+" by A.M. Best, under which the Company and BIG will reinsure accounts with premiums in excess of $25,000. See Part I - Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Results of Operations. The Company has also agreed to enter into long-term contracts with affiliates of FHC under which such affiliates will continue to provide bill review and other claims control services to BIG and following the Acquisition, to the Company.

     The Acquisition will be financed by the Company with a combination of equity and debt. The debt portion of the financing will be provided by the proceeds from the issuance and sale in a public offering of approximately $110 million in aggregate principal amount of the Company's senior notes (the "Senior Notes Offering"). The equity portion consists of the issuance and sale of approximately $109.7 million of Common Stock (the "Stock Offering"), which consists of the offering of rights to purchase Common Stock to existing stockholders (other than IP Delaware and IP Bermuda) and warrant holders (excluding certain warrant holders exercising preemptive rights) and the offering of rights to holders of options and grants of restricted stock. Additionally, Insurance Partners, L.P. ("IP Delaware"), Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda"), and Insurance Partners II, L.P. and/or Insurance Partners II Private Fund, L.P. (collectively with IP Delaware and IP Bermuda, "IP") will purchase $94 million in Common Stock in a private transaction (the "IP Stock Issuance"). IP has also agreed to provide a standby commitment of up to $106 million to purchase an amount of shares of Common Stock not subscribed for in the Stock Offering (the "Standby Commitment") sufficient to assure the Company of $200 million in total equity financing. In addition, in connection with its investment, IP has agreed to certain restrictions protecting minority stockholders. The amounts obtained from all of these financings in excess of $285 million will be used for transaction costs in connection with the Acquisition and the related financing transactions, for capital for the Company's insurance subsidiaries, and for general corporate purposes. The Stock Offering, the Standby Commitment, the IP Stock Issuance, and the Senior Notes Offering are each conditioned on the completion of the other and the completion of the Acquisition.

     All of the Common Stock to be issued in connection with these financing transactions will be sold at a purchase price of $16.75 per share. The $16.75 price and other terms of the Stock Offering were determined on behalf of the Company by two independent directors of the Company, in consultation with the Company's financial advisors and in negotiations with IP, and will be materially the same as the terms of the IP Stock Issuance and Standby Commitment, subject to adjustments determined by the Company's board of directors to be reasonable and appropriate. This description does not constitute an offer of any securities. Any offering of securities in the transactions described above, other than pursuant to the IP Stock Issuance, will be made only by means of a prospectus. Stockholders are cautioned, however, that the mere decision to undertake a transaction does not change the contingencies that apply to these prospective transactions, or the likelihood that an offering will, in fact, occur. Registration statements have been filed with the Securities and Exchange Commission relating to the Stock Offering and the Senior Notes Offering, and none of these securities may be sold before the registration statements are declared effective.

     The Acquisition is subject to the now-expired waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and approval by several state insurance regulatory authorities. In addition, the Stock Offering and the IP Stock Issuance are each subject to stockholder approval, which the Company intends to solicit at its 1998 Annual Meeting of Stockholders, presently scheduled to occur in late September 1998. Furthermore, the holders of the Trust Preferred Securities are being requested to consent to the Senior Notes Offering. Assuming the preceding approvals are obtained and that no unforeseen impediments arise, the Company anticipates that the Acquisition will be consummated in late October to early November of 1998.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

10.64 Commutation and Settlement Agreement, effective as of June 30, 1998, by and between the Company and ZRNA.

11       Summary of the calculation of EPS.

27       Financial Data Schedule.



(b) REPORTS ON FORM 8-K: No reports were filed on Form 8-K during the second quarter of 1998.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998                  SUPERIOR NATIONAL INSURANCE
                                        GROUP, INC.

                                        By       /s/  J. CHRIS SEAMAN
                                             -----------------------------------
                                        Name:    J. Chris Seaman
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

10.64 Commutation and Settlement Agreement, effective as of June 30, 1998, by and between the Company and ZRNA.

11       Summary of the calculation of EPS.

27       Financial Data Schedule.
