Form 10-Q/A
period 1997-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-10-16
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of close of business on November 7, 1997: 5,859,269 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Condensed consolidated balance sheets as of September
      30, 1997 (unaudited) and
       December 31, 1996....................................    1
     Condensed consolidated statements of operations for the
      three and nine months ended
       September 30, 1997 (unaudited) (restated) and
      September 30, 1996 (unaudited)........................    2
     Condensed consolidated statement of changes in
      stockholders' equity for the nine months
       ended September 30, 1997 (unaudited).................    3
     Condensed consolidated statements of cash flows
      (restated) for the nine months ended September 30,
      1997 (unaudited) and September 30, 1996 (unaudited)...    4
     Notes to condensed consolidated financial statements
      (unaudited)...........................................    5
  Item 2. Management's Discussion and Analysis of
  Consolidated Financial Condition
            and Results of Operations.......................    8

PART II. OTHER INFORMATION
  Item 5. Other Information.................................   15
  Item 6. Exhibits and Reports on Form 8-K..................   16
SIGNATURE...................................................   17

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)         (*)
Investments:
  Bonds and notes:
    Available-for-sale, at market (cost: 1997, $203,354;
     1996, $46,549).........................................    $204,732         $ 46,330
    Equity securities, at market (cost: 1997, $686; 1996,
     $1,199)................................................         849            1,173
    Short-term investments, at cost.........................       7,613           67,514
                                                                --------         --------
         Total Investments..................................     213,194          115,017
    Cash and cash equivalents (restricted cash: 1997, $476;
     1996, $297)............................................      25,610           34,423
    Reinsurance receivable..................................      54,887           25,274
    Premiums receivable (less allowance for doubtful
     accounts: 1997, $3,604;
      1996, $300)...........................................      23,232            9,390
    Earned but unbilled premiums receivable.................       9,123            5,251
    Deferred policy acquisition costs.......................       5,834            3,042
    Deferred income taxes...................................      27,133            9,520
    Funds held by reinsurer.................................       3,815            1,948
    Receivable from reinsurer...............................          --          110,527
    Goodwill................................................      25,766               --
    Prepaid and other.......................................      22,634            9,438
                                                                --------         --------
         Total Assets.......................................    $411,228         $323,830
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Claims and claim adjustment expenses....................     222,625          115,529
    Unearned premiums.......................................      14,988            9,702
    Reinsurance Payable.....................................       9,833              874
    Long-term debt..........................................      42,366           98,961
    Discontinued operations liability.......................      14,036           17,261
    Accounts payable and other liabilities..................      24,904           12,741
                                                                --------         --------
         Total Liabilities..................................     328,752          255,068
    Preferred securities issued by affiliate; authorized
     1,100,000 shares; issued and outstanding 1,062,920
     shares in 1997, and 1,013,753 shares in 1996...........      25,672           23,571
Stockholders' Equity:
Common stock, $0.01 par value; authorized 25,000,000 shares;
  issued and outstanding 5,837,173 shares in 1997 and
  3,446,492 shares in 1996..................................          58               --
  Paid-in capital excess of par.............................      34,070           16,022
Paid in capital -- warrants.................................       2,206            2,206
Unrealized gain on equity securities, net of taxes..........         108              (17)
Unrealized gain (loss) on available-for-sale investments,
  net of income taxes.......................................         879             (145)
Retained earnings...........................................      19,483           27,125
                                                                --------         --------
         Total Stockholders' Equity.........................      56,804           45,191
                                                                --------         --------
         Total Liabilities and Stockholders' Equity.........    $411,228         $323,830
                                                                ========         ========

---------------

* Derived from audited financial statements
           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   --------------------
                                                             1997       1996        1997       1996
                                                           --------   --------   ----------   -------
                                                                                 (RESTATED)
Revenues:
  Premiums written, net of reinsurance ceded.............  $32,890    $23,337     $ 96,596    $66,133
  Net change in unearned premiums........................    1,870       (330)       2,552        (93)
                                                           -------    -------     --------    -------
  Net premiums earned....................................   34,760     23,007       99,148     66,040
  Net investment income..................................    3,723      2,129        9,244      6,394
                                                           -------    -------     --------    -------
          Total Revenues.................................   38,483     25,136      108,392     72,434
Expenses:
  Claims and claim adjustment expenses, net of
     reinsurance recoveries..............................   21,316     14,201       66,311     36,801
  Commissions, net of reinsurance commissions............    2,773      2,607        9,661      7,865
  Policyholder dividends.................................       --       (715)          --     (2,121)
  Interest expense.......................................    1,158      2,126        5,302      6,922
  General and administrative expenses
     Underwriting........................................    7,140      5,304       18,101     18,681
     Loss on termination of financing transaction with a
       related party reinsurer...........................       --         --       15,699         --
     Other...............................................      296        173          817       (216)
     Goodwill............................................      340         --          477         --
                                                           -------    -------     --------    -------
          Total Expenses.................................   33,023     23,696      116,368     67,932
                                                           -------    -------     --------    -------
Income before income taxes and preferred securities
  dividends and accretion, and extraordinary items.......    5,460      1,440       (7,976)     4,502
Income tax expense.......................................    2,052        300       (2,517)     1,348
                                                           -------    -------     --------    -------
Income before preferred securities dividends and
  accretion, and extraordinary items.....................    3,408      1,140       (5,459)     3,154
  Preferred securities dividends and accretion, net of
     income taxes........................................     (480)      (428)      (1,387)    (1,238)
  Extraordinary loss on redemption of Pac Rim's
     debentures, net of income tax benefit of $327.......     (635)        --         (635)        --
  Extraordinary loss on early retirement of Imperial Bank
     loan, net of income tax benefit of $83..............     (161)        --         (161)        --
                                                           -------    -------     --------    -------
          Net (loss) Income..............................  $ 2,132    $   712     $ (7,642)   $ 1,916
                                                           =======    =======     ========    =======
Earnings per common and dilutive common equivalent
  shares:
Income before preferred securities dividends accretion,
  and extraordinary items................................  $  0.44    $  0.23     $  (1.09)   $  0.64
  Preferred securities dividends and accretion...........    (0.06)     (0.08)       (0.28)     (0.23)
  Extraordinary loss on redemption of Pac Rim's
     debentures, net of income tax benefit...............    (0.08)        --        (0.12)        --
  Extraordinary loss on early retirement of Imperial Bank
     loan, net of income tax benefit.....................    (0.02)        --        (0.03)        --
                                                           -------    -------     --------    -------
          Net (loss) Income..............................  $  0.28    $  0.15     $  (1.52)   $  0.41
                                                           =======    =======     ========    =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        COMMON STOCK
                               ------------------------------   UNREALIZED   NET UNREALIZED
                                                      PAID-IN      GAIN       GAIN (LOSS)
                                                      CAPITAL     (LOSS)     ON AVAILABLE-    PAID IN                   TOTAL
                                SHARES     $.01 PAR   EXCESS    ON EQUITY       FOR-SALE      CAPITAL-   RETAINED   SHAREHOLDERS'
                                ISSUED      VALUE     OF PAR    SECURITIES    INVESTMENTS     WARRANTS   EARNINGS      EQUITY
                               ---------   --------   -------   ----------   --------------   --------   --------   -------------
Balance at December 31,
  1996.......................  3,446,492      --      $16,022      $(17)         $ (145)       $2,206    $27,125       $45,191
Net loss.....................         --      --           --        --              --            --     (7,642)       (7,642)
Change in unrealized gain on
  equity Securities..........         --      --           --       125              --            --         --           125
Change in unrealized gain
  (loss) on investments, net
  of taxes...................         --      --           --        --           1,024            --         --         1,024
Common stock issued..........  2,390,681      58       18,048        --              --            --         --        18,106
                               ---------     ---      -------      ----          ------        ------    -------       -------
Balance at September 30,
  1997.......................  5,837,173     $58      $34,070      $108          $  879        $2,206    $19,483       $56,804
                               =========     ===      =======      ====          ======        ======    =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Cash flows from operating activities:
  Net (loss) income.........................................  $  (7,642)   $  1,916
                                                              ---------    --------
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Amortization of bonds and preferred stock...............     (1,004)       (705)
    Loss (gain) on sale of investments......................         95         (33)
    Gain on sale of Centre Re Investments...................         --      (2,261)
    Amortization of Goodwill................................        477          --
    Extraordinary Loss -- retirement of long-term debt......     11,157          --
    Interest expense on long-term debt......................      4,225          --
    Preferred securities dividends and accretion............      1,387       1,876
    Increase in reinsurance receivable......................    (25,593)     (1,292)
    (Increase) decrease in premiums receivables.............       (716)      1,009
    Decrease (increase) in earned but unbilled premiums
     receivable.............................................        270      (1,656)
    (Increase) decrease in accrued investment income........       (637)        339
    Increase in deferred policy acquisition costs...........     (2,792)       (340)
    Decrease in deferred income taxes.......................      2,821         706
    Increase in funds held by reinsurer.....................     (1,867)       (413)
    Decrease in investments withheld from a related party
     reinsurer..............................................         --      38,586
    (Increase) decrease in prepaid reinsurance premiums.....     (5,278)        498
    Increase in other assets................................     (1,411)       (855)
    Decrease in claims and claim adjustment expense
     reserves...............................................       (979)    (25,268)
    Decrease in unearned premium reserves...................     (1,573)       (404)
    Increase in reinsurance payable.........................      8,959         122
    Decrease in policyholder dividends payable..............         --      (3,577)
    (Decrease) increase in accounts payable and other
     liabilities............................................     (6,354)      8,659
                                                              ---------    --------
        Total adjustments...................................    (18,813)     14,991
                                                              ---------    --------
        Net cash used in operating activities...............    (26,455)     16,907
                                                              ---------    --------
Cash flows from financing activities:
  Paid-in-capital -- restricted stock.......................        106          13
  Proceeds from issuance of common stock....................     18,000          --
  Long-term debt -- Chase Manhattan Bank....................     41,257          --
  Retirement of long-term debt -- Imperial Bank.............     (7,250)       (900)
  Prepayment penalty on early retirement of long-term
    debt....................................................       (244)         --
  Proceeds from repurchase transaction......................         --       3,596
                                                              ---------    --------
        Net cash provided by financing activities...........     51,869       2,709
                                                              ---------    --------
Cash flows from investing activities:
  Purchases of bonds and notes:
    Investments available-for-sale..........................    (93,936)    (29,119)
  Purchase of equity security...............................       (145)         --
  Acquisition of Pac Rim....................................    (44,016)         --
  Investments and cash for discontinued operations..........     (3,225)         --
  Sales of bonds and notes; Investments
    available-for-sale......................................     37,906      22,414
  Maturities of bonds and notes: Investments
    available-for-sale......................................      8,771      12,286
  Sale of equity security...................................        517          --
  Net decrease in short term investment.....................     59,901       1,549
                                                              ---------    --------
    Net cash (used in) provided by investing activities.....    (34,227)      7,130
                                                              ---------    --------
    Net (decrease) increase in cash.........................     (8,813)     26,746
                                                              ---------    --------
Cash and invested cash at beginning of period...............     34,423       6,188
                                                              ---------    --------
Cash and invested cash at end of period.....................  $  25,610    $ 32,934
                                                              =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................  $       4    $      4
                                                              =========    ========
Cash paid during the year for interest......................  $   1,124    $    488
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

                                                                              PRO FORMA
                                                            ---------------------------------------------
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   DECEMBER 31,
                                              1997(1)          1997(2)          1997(3)        1996(4)
                                           -------------    -------------    -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...........................    $ 108,392        $ 128,609        $ 129,348      $ 187,732
Net income (loss) from continuing
  operations.............................    $  (5,459)       $  (1,985)       $ (23,543)     $ (20,417)
Net loss.................................    $  (7,642)       $  (9,666)       $ (25,726)     $ (22,880)
Earnings (loss) per common share from
  continuing operations..................    $   (1.09)       $   (0.34)       $   (4.03)     $   (2.65)
Loss per common share....................    $   (1.52)       $   (1.66)       $   (4.41)     $   (2.97)
Weighted average shares outstanding......    5,040,360        5,837,173        5,837,173      7,706,108

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

NOTE B. FINANCING AGREEMENT

     During 1996, the Company entered into a financing transaction involving Centre Re and Chase. Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re. The principal balance of the loan was collateralized by receivables due from the reinsurer and amortized based upon the payout pattern of the underlying claims of the reinsurance receivables. In June 1997, the $93.1 million term loan was retired, $110.5 million of receivables from a related party reinsurer, in connection with a financing transaction, was transferred to Chase in exchange for the cancellation of the Company's $94.9 million debt due to Chase under the loan. The retirement of this collateralized financing resulted in the Company's recognizing a $15.7 million charge.

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

NOTE D. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claim and claim adjustment expense reserves were $21.2 million at September 30, 1997, which was consistent with management's expectations. Offsetting these liabilities are $7.4 million of reinsurance recoverables on paid and unpaid claim and claim adjustment expenses.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE E. RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Condensed Consolidated Statement of Cash Flows differ from those previously reported as a result of reclassifications made to the Condensed Consolidated Balance Sheet. A reconciliation of amounts restated are as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Net cash (used in) provided by financing activities
  As previously reported....................................  $(26,455)   $(21,679)
  Reclass of investments withheld from reinsurer............        --    $ 38,586
                                                              --------    --------
    As restated.............................................  $(26,455)   $ 16,907
                                                              ========    ========
Net cash (used in) provided by financing activities
  As previously reported....................................  $ 48,644    $  2,709
  Reclass of investments and cash for discontinued
    operations..............................................     3,225          --
                                                              --------    --------
    As restated.............................................  $ 51,869    $  2,709
                                                              ========    ========
Net cash (used in) provided by investing activities
  As previously reported....................................  $(90,903)   $ 52,098
  Reclass of investment funds withheld from reinsurer.......        --      71,061
  Reclass of funds withheld from reinsurers.................        --    (110,098)
  Reclass of investments held for sale......................    55,339          --
  Reclass of investments and cash for discontinued
    operations..............................................    (3,225)         --
  Reclass of invested cash from cash and cash equivalents to
    short term investments..................................     4,562      (5,931)
                                                              --------    --------
    As restated.............................................  $(34,227)   $  7,130
                                                              ========    ========
Cash and cash equivalents at the end of the period
  As previously reported....................................  $ 33,223    $ 36,080
  Reclass of invested cash from cash and cash equivalents to
    short term investments..................................    (7,613)     (3,146)
                                                              --------    --------
    As restated.............................................  $ 25,610    $ 32,934
                                                              ========    ========

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

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $3.5 million in the three month period ended September 30, 1997, versus an underwriting profit of $1.6 million in the corresponding period in the prior year, and an underwriting profit of $5.1 million for the nine month period ended September 30, 1997, versus an underwriting profit of $4.8 million in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition. During the three months ended September 30, 1997 the Company realized net income of $2.1 million or $0.28 per share as compared to $0.7 million or $0.15 per share for the three months ended September 30, 1996. The primary reason for the increase in net income was the increase in investment income, resulting from the increase in invested assets. The Company incurred a net loss of $7.6 million or $1.52 per share for the nine month period ended September 30, 1997, versus income of $1.9 million or $0.41 per share in the corresponding period of the prior year. The loss in the current year relates to a $15.7 million charge due to the termination of a financing transaction with a related party reinsurer, (namely, Centre Reinsurance Limited "Centre Re").

     The Company acquired PRHC for approximately $42 million on April 11, 1997, and thereupon SPCC became a subsidiary of the Company. The acquisition was accounted for as a purchase. Total assets, including goodwill, increased to $411.2 million at September 30, 1997, from $323.8 million at December 31, 1996, primarily as a result of the acquisition. As of September 30, 1997, the Company had recorded $25.8 million in goodwill, the excess of purchase price over amounts assigned to identifiable assets acquired less liabilities assumed.

     The previously announced audit by the Company's independent auditors of the financial statements of PRHC for the fiscal years ended December 31, 1996, 1995, and 1994 was completed August 28, 1997. See "Item 6(b) -- Reports on Form 8K."

GENERAL FINANCIAL CONDITION

     Total assets increased $183.1 million or 80.3% to $411.2 million at September 30, 1997, as compared to the same period in 1996. The increase was due to approximately $189.3 million in assets recorded related to the acquisition of PRHC, which was partially offset by a reduction of approximately $91.6 million in receivables due from a related party reinsurer that were transferred to Chase in exchange for cancellation of debt.

     Total liabilities increased $168.6 million or 105.2% to $328.8 million at September 30, 1997, as compared to the same period in 1996. The increase was due to approximately $171.2 million in liabilities recorded related to the acquisition of PRHC, which was partially offset by the cancellation of the $94.9 million debt to Chase and $6.6 million Imperial Bank debt.

     Total equity increased $11.7 million or 25.9% to $56.8 million at September 30, 1997, as compared to the same period in 1996. Approximately $18 million in additional capital was related to the April 11, 1997, private stock issuance and sale. This increase was partially offset by expenditures and increases in claims reserves associated with the acquisition of PRHC and the $15.7 million charge due to the termination of a financing transaction with a related party reinsurer.

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

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross premiums written....................................    $  43,121    $  26,033
Net premiums written......................................    $  32,890    $  23,337
Net premiums earned.......................................    $  34,760    $  23,007
Less:
  Claim and claim adjustment expenses, net of
     reinsurance..........................................      (21,316)     (14,201)
  Underwriting and general and administrative expenses....       (9,913)      (7,911)
  Policyholder dividends..................................           --          715
                                                              ---------    ---------
Underwriting profit.......................................        3,531        1,610
Net investment income (excluding capital gains and
  losses).................................................        3,696        2,117
Net investment gains......................................           27           12
Interest expense..........................................       (1,158)      (2,126)
Other income (expense), net...............................         (296)        (173)
Goodwill amortization.....................................         (340)          --
                                                              ---------    ---------
Income from continuing operations -- pre-tax..............        5,460        1,440
Income tax expense........................................        2,052          300
                                                              ---------    ---------
Income before preferred securities dividends, accretion
  and extraordinary items.................................        3,408        1,140
Preferred securities dividends and accretion, net of
  taxes...................................................         (480)        (428)
Extraordinary loss on retirement of long-term debt, net of
  taxes...................................................         (796)          --
                                                              ---------    ---------
          Net Income......................................    $   2,132    $     712
                                                              =========    =========
UNDERWRITING RATIOS (GAAP BASIS):
Net claims and claim adjustment expense ratio.............        61.3%        61.7%
Underwriting expense ratio................................        28.5%        34.4%
Policyholder dividends ratio..............................           --        (3.1%)
                                                              ---------    ---------
Combined ratio............................................        89.8%        93.0%
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

     Underwriting and general and administrative expenses, excluding policyholder dividends, increased $2.0 million or 25.3% to $9.9 million in the third quarter of 1997, as compared to the same period in 1996. Net commission expense increased $0.2 million or 6.4% to $2.8 million in the third quarter of 1997, as compared to the same period in 1996. The increase in net commission expense is due to an increase in premiums. Net underwriting and general and administrative expenses increased 35% to $7.1 million in the third quarter of 1997 from $5.3 million in the same period of 1996. The Company's underwriting expense ratio decreased 5.9% to 28.5% for the third quarter of 1997 from 34.4% for the same period in 1996, due primarily to a reduction in commission expense relative to the related premium level. Commission expense decreased relative to premium levels due to an increase in ceding commissions received.

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

     Interest expense decreased $1.0 million or 45.5% to $1.2 million in the third quarter of 1997 as compared to the same period in 1996, due primarily to the termination of interest payments on the funds withheld balance connected with a 1993 contract with a related party reinsurer and the retirement of approximately $6.6 million in outstanding debt, offset by the Company's incurrence of a $44.0 million term loan in connection with its acquisition of Pac Rim.

     Selected financial data as reported for the nine months ended September 30, 1997 and 1996 are presented below.

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1997          1996
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Gross premiums written....................................    $  114,211    $   74,192
Net premiums written......................................    $   96,596    $   66,133
Net premiums earned.......................................    $   99,148    $   66,040
Less:
  Claim and claim adjustment expenses, net of
     reinsurance..........................................       (66,311)      (36,801)
  Underwriting and general and administrative expenses....       (27,762)      (26,546)
  Policyholder dividends..................................            --         2,121
                                                              ----------    ----------
Underwriting profit.......................................         5,075         4,814
Net investment income (excluding capital gains and
  losses).................................................         9,198         6,361
Net investment gains (losses).............................            46            33
Interest expense..........................................        (5,302)       (6,922)
Loss on termination of financing transaction with a
  related party reinsurer.................................       (15,699)           --
Other income (expense), net...............................          (817)          216
Goodwill amortization.....................................          (477)           --
                                                              ----------    ----------
Income from continuing operations -- pre-tax..............        (7,976)        4,502
Income tax expense........................................        (2,517)        1,348
                                                              ----------    ----------
Income before preferred securities dividends and accretion
  and extraordinary items.................................        (5,459)        3,154
Preferred securities dividends and accretion, net of
  taxes...................................................        (1,387)       (1,238)
Extraordinary loss on retirement of long-term debt, net of
  taxes...................................................          (796)           --
                                                              ----------    ----------
Net (Loss) Income.........................................    $   (7,642)   $    1,916
                                                              ==========    ==========
UNDERWRITING RATIOS (GAAP BASIS):
Net claims and claim adjustment expense ratio.............          66.9%         55.7%
Underwriting expense ratio................................          28.0%         40.2%
Policyholder dividends ratio..............................            --          (3.2%)
                                                              ----------    ----------
Combined ratio............................................          94.9%         92.7%
                                                              ==========    ==========

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

     Underwriting expenses, excluding policyholder dividends and a loss on the termination of a financing transaction with a related party reinsurer, increased $1.2 million or 4.6% to $27.8 million in the first nine months of 1997 as compared to the same period in 1996. Net commission expense increased $1.8 million or 22.8% to $9.7 million in the first nine months of 1997 from the same period in 1996. Excluding the one-time expense of $5.3 million for the cancellation of a reinsurance contract recorded during the second quarter of 1996, underwriting expenses increased $6.5 million or 31.0% to $27.8 million in the first nine months of 1997 as compared to the same period in 1996 as a result of the SPCC acquisition. The Company's expense ratio decreased to 28.0% for the nine months ended September 30, 1997 from 37.0% for the same period in 1996, due primarily to the 1996 expense of $5.3 million in connection with a negotiated settlement of a reinsurance contract with Centre Re. Excluding SPCC, the Company's expense ratio decreased to 37.3% for the first nine months of 1997 from 37.0% for the same period during 1996.

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

     The Company recorded an underwriting profit, excluding the loss on the termination of a financing transaction with a related party reinsurer, from continuing operations of $5.1 million for the nine months ended September 30, 1997, versus $4.8 million for the same period in 1996. The increase in underwriting profit from continuing operations was primarily the result of a decrease in underwriting expenses relative to the related premiums. The Company incurred a net loss of $7.6 million or $1.52 per share for the nine month-period ended September 30, 1997, versus income of $1.9 million or $0.41 per share in the corresponding period of the prior year. The loss in the current year relates to a $15.7 million pretax charge due to the termination of a financing transaction with a related party reinsurer.

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

     In June 1997, the Company recorded a $15.7 million charge related to the termination of a financing transaction with a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from a related party reinsurer in exchange for the cancellation of $94.9 million in indebtedness to Chase. No such charges were incurred in the 1996 period.

     A summary of net investment income, excluding capital gains (losses), for the three and nine months ended September 30, 1997 and 1996 are as follows:

                                               THREE MONTHS        NINE MONTHS
                                                   ENDED              ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              ---------------    ---------------
                                               1997     1996      1997     1996
                                              ------   ------    ------   ------
                                                    (DOLLARS IN THOUSANDS)
Interest on bonds and notes.................  $3,234   $1,909    $6,032   $6,060
Interest on invested cash...................     662      324     3,714      656
                                              ------   ------    ------   ------
Total investment income.....................   3,896    2,233     9,746    6,716
Capital gains...............................      27       12        46       33
Investment expense..........................     200      116       548      355
                                              ------   ------    ------   ------
Net investment income.......................  $3,723   $2,129    $9,244   $6,394
                                              ======   ======    ======   ======

     The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                        SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                        -------------------    ------------------
                                        CARRYING    MARKET     CARRYING   MARKET
         AVAILABLE FOR SALE:             VALUE      VALUE       VALUE      VALUE
         -------------------            --------   --------    --------   -------
U.S. Government Agencies and
  Authorities.........................  $ 49,823   $ 49,823    $22,484    $22,484
Collateralized Mortgage Obligations...    48,189     48,189     12,855     12,855
Corporate Instruments.................    43,383     43,383      9,867      9,867
Special Revenue and Special
  Assessment..........................    63,337     63,337         --         --
State and Political Subdivisions......        --         --      1,124      1,124
                                        --------   --------    -------    -------
Total Available for Sale..............  $204,732   $204,732    $46,330    $46,330
                                        ========   ========    =======    =======

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997              1996
                                                -------------    ---------------
                                                       MARKET             MARKET
              EQUITY SECURITIES                 COST   VALUE      COST    VALUE
              -----------------                 ----   ------    ------   ------
                                                     DOLLARS IN THOUSANDS)
Corporate.....................................  $686    $849     $1,199   $1,173
                                                ----    ----     ------   ------
Total.........................................  $686    $849     $1,199   $1,173
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

DISCONTINUED OPERATIONS

     Outstanding discontinued operations claims counts and losses were 216 and $21.2 million, respectively, as of September 30, 1997, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor its potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover its claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. Offsetting these liabilities are $7.4 million of reinsurance recoverables on paid and unpaid claim and claim adjustment expenses. The Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations.

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

     During the first nine months of 1997, the Company used $26.5 million of cash in its operations versus cash generated of $16.9 million during the same period in 1996. The Company's continued negative cash flow is the result of the Company's historical inforce premium base being significantly higher than its current level. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. The $43.4 million increase in cash used in operations during the first nine months of 1997 is partially due to $4.8 million from the addition of SPCC operations for the second and third quarters of 1997 and a $38.6 million decrease in 1996 from investments withheld from related party reinsurer. The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of September 30, 1997, the Company had total cash, cash equivalents and investments of $238.8 million and had 99.7% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 85.8% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.0% had ratings of "BBB" or equivalent or better.

     The Company generated $51.9 million in cash from financing activities for the nine months ended September 30, 1997, as compared to $2.7 million for the corresponding period in 1996. The Company substantially increased its financing activities in the first nine months of 1997 compared to the same period in 1996 because of its need to fund its acquisition in April 1997 of Pac Rim and to repay outstanding bank debt. The Company generated the necessary cash with the proceeds from a $44.0 million term loan and the issuance and sale by the Company of approximately $18.0 million in Common Stock. Of the approximately $62.0 million raised in such financing transactions, approximately $6.6 million was used to prepay the Company's then outstanding bank debt, $10 million was contributed as capital to SPCC, and the remainder was used for general corporate purposes, including the payment of related transaction costs.

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

     In November 1996, the Company entered into a financing transaction involving Centre Re and Chase pursuant to which Chase extended a $93.1 million term loan (net of transaction costs). The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. As a result of these actions, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

     In June 1997, the term loan was retired when $110.5 million of receivables from Centre Re were transferred to Chase in exchange for cancellation of the Company's $94.9 million debt due to Chase under the term loan. The retirement of the term loan resulted in the Company recognizing a $15.7 million charge.

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

     The Company, as a holding company, depends on dividends and intercompany tax allocation payments from its operating Subsidiaries for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations. Absent other sources of cash flow, the Company cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. Dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. No dividends were paid during the nine months ended September 30, 1997.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.1       Employment Agreement, dated June 1, 1997, by and between Mr.
                   William L. Gentz, President and Chief Executive Officer of
                   the Company, and the Company+
        10.3       Employment Agreement, dated June 1, 1997, by and between J.
                   Chris Seaman, Executive Vice President and Chief Financial
                   Officer of the Company, and the Company+
        10.40      State of California Department of Insurance Amended
                   Certificate of Authority+
        10.65      Amendment No. 1 to 1997 Credit Agreement, dated as of
                   September 25, 1997+
        11         Computation of Earnings per Share+
        27         Financial Data Schedule*

---------------
+ Included in original Form 10-Q as filed with the Commission.

* Filed herewith.

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

Dated: October 16, 1998                   SUPERIOR NATIONAL INSURANCE
                                          GROUP, INC.

                                          By     /s/ J. CHRIS SEAMAN
                                              ----------------------------------
                                          Name: J. Chris Seaman
                                          Title:  Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                             DESCRIPTION                           PAGE
        -------                            -----------                           ----
        10.1       Employment Agreement, dated June 1, 1997, by and between Mr.
                   William L. Gentz, President and Chief Executive Officer of
                   the Company, and the Company+
        10.3       Employment Agreement, dated June 1, 1997, by and between J.
                   Chris Seaman, Executive Vice President and Chief Financial
                   Officer of the Company, and the Company+
        10.40      State of California Department of Insurance Amended
                   Certificate of Authority+
        10.65      Amendment No. 1 to 1997 Credit Agreement, dated as of
                   September 25, 1997+
        11         Computation of Earnings per Share+
        27         Financial Data Schedule*

---------------
+ Included in original Form 10-Q as filed with the Commission.

* Filed herewith.