Form 10-K/A
period 1997-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-10-16
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                              INDEX TO FORM 10-K/A
                               (AMENDMENT NO. 1)

PART I                                                                    PAGE
ITEM 1.     Business....................................................     1
ITEM 2.     Business Properties.........................................    26
ITEM 3.     Legal Proceedings...........................................    27
ITEM 4.     Submission of Matters to a Vote of Security Holders.........    27
PART II
ITEM 5.     Market Price of and Dividends on the Company's Common Equity
              and Related Stockholder Matters...........................    28
ITEM 6.     Selected Financial Data.....................................    30
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    33
ITEM 8.     Financial Statements and Supplementary Data.................   F-1
ITEM 9.     Changes in and Disagreements with Accountants on Equity and
              Related Accounting and Financial Disclosure...............    39
PART III
ITEM 10.    Directors and Executive Officers of the Company.............    40
ITEM 11.    Executive Compensation......................................    45
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................    50
ITEM 13.    Certain Relationships and Related Transactions..............    56
PART IV
ITEM 14.    Exhibits, Financial Statements Schedules, and Reports on
              Form 8-K..................................................    59
            Signatures..................................................    65
            Glossary of Terms...........................................    66
            Index to Consolidated Financial Statements..................   F-1
            Financial Statements and Supplementary Data.................   F-1
            Independent Auditors' Report................................   F-2

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

ITEM 1.  BUSINESS

OVERVIEW

     Superior National Insurance Group, Inc. ("SNIG") is a holding company that, through its wholly-owned subsidiaries, Superior National Insurance Company ("SNIC") and Superior Pacific Casualty Company ("SPCC"), underwrites and markets workers' compensation insurance principally in the State of California and, until September 30, 1993, was engaged in the underwriting and marketing of commercial property and casualty ("P&C") insurance. The Company was incorporated in California in March 1985 and reincorporated in Delaware in April 1997 SNIC and SPCC conduct business under the "Superior Pacific" trade name. Unless the context indicates otherwise, "Superior Pacific," as used herein, refers to SNIC and SPCC and their combined operations from April 1997 to the present, and refers only to SNIC and its operations for all prior periods. The "Company" refers to SNIG and its subsidiaries.

     In April 1997, SNIG acquired Pac Rim Holding Corporation ("Pac Rim"), the parent company of The Pacific Rim Assurance Company (subsequently renamed Superior Pacific Casualty Company and referred to as SPCC). SPCC's Southern California operations complement SNIC's historical focus on Central and Northern California. As a result of the acquisition of SPCC (the "Acquisition"), the Company believes that, excluding the California State Compensation Insurance Fund (the "State Fund"), it is the eighth largest California workers' compensation insurer overall, based upon 1996 direct premiums written. Pro forma for the Acquisition, the Company would have had direct premiums written of $182.2 million and $179.7 million for the years ended December 31, 1996 and 1997, respectively.

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

MARKETING

     Superior Pacific primarily markets its insurance products through approximately 250 small to medium-sized producers located throughout California and Arizona, most of which have an ongoing relationship with the Company's executives. The Company's legal relationship with its producers is evidenced by a broker agreement, under which the producer agrees to present potential workers' compensation risks to the Company on a non-exclusive basis. The broker agreement principally documents that the producer represents his policyholder client, not the Company, establishes the producer's authority to bind the Company to risks, typically extremely limited, and prescribes the terms under which premium must be remitted to the Company. Because these producers also represent one or more competing insurance companies, Superior Pacific views the producers as its marketing target and delivers service the Company believes surpasses normal industry levels. Superior Pacific's percentage of business with each of its producers, in terms of premium volume, has a significant effect on a producer's efforts, because management believes companies that represent a significant volume of a producer's business typically receive the highest quality business. The Company is one of the primary underwriters of workers' compensation insurance for most of its producers. During the year ended December 31, 1997, no single producer controlled more than 5.0% of premium in force.

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

     Approximately 57.9% of the Company's premium in force is concentrated in 925 non-group policies and 291 group programs that each provide annual premium in excess of $25,000. The average annual premium volume generated by each of Superior Pacific's group programs is approximately $820,000 and in the aggregate these programs represent 31.1% of the Company's premium in force. Because policies issued through group programs reflect some of the attributes of smaller non-group policies, marketing workers' compensation insurance through such programs to reach smaller policyholders is a means by which the Company can implement its strategy to underwrite smaller policies. For example, individual policies within a group typically possess rate adequacy associated with small non-group accounts. Moreover, renewal rates within a group are generally superior to non-group business. However, group programs, because of their overall premium, also reflect some of the attributes of large non-group policies, mainly their greater vulnerability to price competition than the individual accounts within the group.

     The average size of Superior Pacific's non-group policies that exceed $25,000 in annual premium is approximately $76,424 and in the aggregate represent 47.1% of premium in force. Most of these policies were obtained by the Company upon its acquisition of Pac Rim. The Company's strategy is to maintain adequate pricing on accounts regardless of their size, and in pursuing this strategy the Company has not been able to retain a portion of these large non-group policies. However, the Company expects to replace many of them with new, smaller accounts through its newly acquired relationships with policyholders and producers previously associated with Pac Rim, and with larger accounts (where adequate pricing can be obtained) through the Company's new large account marketing program.

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

CLAIMS SEVERITY MANAGEMENT PROGRAM

     Effective December 31, 1997, the Company entered into agreements with Risk Enterprise Management Limited ("REM") and Zurich Reinsurance (North America), Inc. ("ZRNA"), affiliates of Zurich Reinsurance Centre Holdings, Inc. ("Zurich"), to provide claims management services ("Claims Severity Management Program" or "CSMP"). Under the CSMP, REM acting as a third party administrator ("TPA"), will provide claim processing and management services to Superior Pacific, and ZRNA will provide Superior with protection predicated on REM's ability to reduce Superior Pacific's severity. The Company may terminate the contract with six months notice after the initial three year term of the contract, with a penalty that will not exceed $250,000 plus REM's reasonable expenses to unwind the agreement.

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

     Claim and claim adjustment expense reserves for IBNR are estimated based on many variables including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general frequency and severity trends, medical costs, and other factors affecting the adequacy of loss reserves. Changes in the Company's operations and management philosophy also may cause actual developments to vary from the past. The adoption of new data processing systems, shifts to underwriting more or less hazardous risk classifications, the hiring of new claims personnel, changes in claims servicing vendors and third party administrators, may all change rates of reserve development, payments, and claims closings, increasing or decreasing claims severity and closing rates. See "Risk Factors -- Uncertainty Associated with Estimating Reserves for Unpaid Claim and Claim Adjustment Expense." The senior officers of the Company review and adjust IBNR reserves monthly.

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

     In 1997, the Company experienced approximately $5.4 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1996. This $5.4 million favorable development is the result of a $10.8 million favorable development on ceded reserves for accident years 1996 and prior. The $10.8 million favorable development on ceded reserves is attributable to SPCC and due to the post-acquisition review of all open claim files and the subsequent adjustment to reserves, which caused many claims to have incurred claim and claim adjustment expenses in excess of the retention on SPCC's reinsurance treaties. The $10.8 million favorable development is offset by a $5.4 million adverse development on direct reserves attributable to the accident years 1995 and 1996. The Company believes similar adverse development has been experienced throughout the California workers' compensation industry, perhaps due to an increase in claim severity.

     In 1996, the Company experienced approximately $2.0 million in favorable development on net claims and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million in adverse development on direct reserves for accident year 1995. The accident year net claims and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6%, verses 74.6% at the end of the 1996 calendar year. The Company believes, from its review of data obtained by the WCIRB, that similar adverse development has been experienced throughout the California workers' compensation industry.

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

       ANALYSIS OF DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                            CALENDAR YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                           1987      1988      1989      1990       1991       1992       1993
                                          -------   -------   -------   -------   --------   --------   --------
                                                                      (IN THOUSANDS)
Reserve for Unpaid Losses and Loss
 Adjustment Expenses, Gross of
 Reinsurance Recoverables Reserve.......  $21,969   $42,268   $60,615   $88,270   $116,811   $136,102   $171,038
Reserve Re-estimated as of:
 One Year Later.........................   24,241    43,581    68,718   112,160    144,676    162,634    171,960
 Two Years Later........................   26,120    46,788    79,059   111,151    143,912    148,906    161,262
 Three Years Later......................   29,140    50,955    74,619   117,506    138,607    152,420    148,654
 Four Years Later.......................   29,423    47,696    78,112   113,029    137,939    144,898    148,983
 Five Years Later.......................   29,541    49,297    75,475   112,840    135,074    146,867
 Six Years Later........................   29,082    47,554    75,913   109,655    138,048
 Seven Years Later......................   27,759    49,470    74,149   111,871
 Eight Years Later......................   27,846    48,653    75,898
 Nine Years Later.......................   27,573    49,451
 Ten Years Later........................   27,803
Cumulative (Deficiency) Redundancy......   (5,834)   (7,183)  (15,283)  (23,601)   (21,237)   (10,765)    22,055
Cumulative Amount of Reserve Paid
 Through
 One Year Later.........................  $ 9,447   $17,698   $24,478   $42,627   $ 53,914   $ 57,348   $ 60,726
 Two Years Later........................   14,482    19,879    35,195    51,160     56,299     61,648     66,077
 Three Years Later......................   15,777    25,830    38,067    52,761     63,354     63,523     64,464
 Four Years Later.......................   18,666    26,165    38,261    57,332     64,703     66,547     66,754
 Five Years Later.......................   19,384    26,026    40,794    59,093     68,152     66,750
 Six Years Later........................   19,660    27,181    42,032    59,917     69,052
 Seven Years Later......................   20,707    27,202    43,146    60,749
 Eight Years Later......................   20,803    27,947    42,898
 Nine Years Later.......................   21,123    27,857
 Ten Years Later........................   20,899
Gross Reserve -- December 31.........................................................................    171,038
Reinsurance Recoverables.............................................................................     28,971
                                                                                                        --------
                                                                                                         142,067
Reclassification of Amounts Recoverable from Centre Re...............................................     42,032
                                                                                                        --------
Net Reserve -- December 31...........................................................................    100,035
                                                                                                        ========
Gross Re-estimated Reserve...........................................................................    148,983
Re-estimated Reinsurance Recoverables................................................................     25,775
                                                                                                        --------
                                                                                                         123,208
Reclassification of Amounts Recoverable from Centre Re...............................................     42,032
                                                                                                        --------
Net Re-estimated Reserve.............................................................................     81,176
                                                                                                        ========
Net Cumulative Redundancy............................................................................     18,859
                                                                                                        ========

                                              CALENDAR YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                            1994       1995       1996       1997
                                          --------   --------   --------   --------
Reserve for Unpaid Losses and Loss
 Adjustment Expenses, Gross of
 Reinsurance Recoverables Reserve.......  $171,258   $141,495   $115,529   $201,255
Reserve Re-estimated as of:
 One Year Later.........................   162,635    137,242    120,999
 Two Years Later........................   145,626    145,209
 Three Years Later......................   144,173
 Four Years Later.......................
 Five Years Later.......................
 Six Years Later........................
 Seven Years Later......................
 Eight Years Later......................
 Nine Years Later.......................
 Ten Years Later........................
Cumulative (Deficiency) Redundancy......    27,085     (3,714)    (5,470)
Cumulative Amount of Reserve Paid
 Through
 One Year Later.........................  $ 67,757   $ 63,587   $ 69,658
 Two Years Later........................    61,952     72,946
 Three Years Later......................    67,388
 Four Years Later.......................
 Five Years Later.......................
 Six Years Later........................
 Seven Years Later......................
 Eight Years Later......................
 Nine Years Later.......................
 Ten Years Later........................
Gross Reserve -- December 31............   171,258    141,495    115,529    201,255
Reinsurance Recoverables................    31,897     27,076     24,986     49,155
                                          --------   --------   --------   --------
                                           139,361    114,419     90,543    152,100
Reclassification of Amounts Recoverable     34,269     11,696         --         --
                                          --------   --------   --------   --------
Net Reserve -- December 31..............   105,092    102,723     90,543    152,100
                                          ========   ========   ========   ========
Gross Re-estimated Reserve..............   144,173    145,209    120,999
Re-estimated Reinsurance Recoverables...    34,083     35,648     35,835
                                          --------   --------   --------
                                           110,090    109,561     85,164
Reclassification of Amounts Recoverable     34,269     11,696         --
                                          --------   --------   --------
Net Re-estimated Reserve................    75,821     97,865     85,164
                                          ========   ========   ========
Net Cumulative Redundancy...............    29,271      4,858      5,379
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

     The direct reserve deficiencies associated with the years ended December 31, 1987 and 1988 were due to the lack of claim and claim adjustment expense history, which prevented management from accurately estimating ultimate claim costs. The direct deficiencies associated with reserves as of December 31, 1989, 1990, 1991, and 1992 were due to unexpected increases in claims costs resulting from increased litigation in the California workers' compensation system, an economic recession in California, and workers' compensation laws that at the time effectively encouraged workers to file unwarranted psychiatric stress and fraudulent claims. The direct redundancies associated with the years ended December 31, 1993 and 1994 occurred as a result of significant reforms in the California workers' compensation laws that became effective January 1, 1993 and an improvement in the California economy that were not anticipated when reserves were established. The direct reserve deficiencies associated with the years ended December 31, 1995 and 1996 occurred as a result of unexpected increases in severity affecting claims occurring in 1995 and 1996. The Company believes that the increase in claim severity resulted from the weeding out of low dollar claims by workers' compensation reform, creating a statistical increase in per claim severity and by a general inflation in medical costs.

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

DISCONTINUED OPERATIONS

     Superior Pacific's discontinued operations consist of P&C business that was discontinued effective September 30, 1993. The discontinued operations liabilities principally pertain to contractors' general liability policies underwritten during the years 1986 through 1990. There is often a significant lag between the date of loss of construction-related claims and the date such claims are reported to Superior Pacific. Superior Pacific believes the existing provision is sufficient to cover future claims, but there is significant uncertainty associated with the reporting and severity of construction claims. Certain investments are allocated to discontinued operations to fund future claim and claim adjustment expense payments. Management estimates that discontinued operations will essentially have "run-off" by the year 2000.

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

 ANALYSIS OF DISCONTINUED OPERATIONS DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE
                                  DEVELOPMENT

                                                              CALENDAR YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                            1987       1988       1989       1990       1991       1992       1993
                                          --------   --------   --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Reserve for Direct Unpaid
 Claim and Claim
 Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve...................  $ 12,678   $ 25,935   $ 41,088   $ 56,735   $ 65,629   $ 66,532   $ 54,898
Re-estimated as of:
 One Year Later.........................    19,879     32,395     56,093     73,295     83,770     73,298     56,041
 Two Years Later........................    25,865     43,160     60,679     89,336     91,453     73,067     75,703
 Three Years Later......................    30,455     43,585     72,860     98,206     90,717     96,531     76,079
 Four Years Later.......................    30,134     52,261     82,218    102,538    117,215     92,569     82,026
 Five Years Later.......................    34,215     61,539     84,304    126,431    113,084     99,009
 Six Years Later........................    38,051     63,072    103,326    123,722    119,112
 Seven Years Later......................    38,844     77,080    104,428    130,055
 Eight Years Later......................    44,129     78,938    108,897
 Nine Years Later.......................    44,866     80,906
 Ten Years Later........................    45,315
Cumulative (Deficiency).................   (32,637)   (54,971)   (67,809)   (73,320)   (53,483)   (32,477)   (27,128)
Cumulative Amount of Reserve Paid
 Through One Year Later.................     7,529     13,754     19,839     27,397     29,274     26,473     23,043
 Two Years Later........................    13,146     15,301     26,399     35,278     29,165     23,483     16,203
 Three Years Later......................    15,900     19,844     32,188     39,203     28,136     18,380     19,649
 Four Years Later.......................    18,915     23,007     37,758     42,135     23,255     17,777     19,263
 Five Years Later.......................    22,329     28,609     38,798     41,835     22,047     18,276
 Six Years Later........................    26,129     31,715     37,585     42,943     23,104
 Seven Years Later......................    27,645     31,247     42,260     42,363
 Eight Years Later......................    27,791     37,394     40,796
 Nine Years Later.......................    27,780     41,325
 Ten Years Later........................    29,163
Gross Reserve -- December 31.............................................................................     54,898
Reinsurance Recoverables.................................................................................      8,379
                                                                                                            --------
Net Reserve -- December 31...............................................................................     46,519
                                                                                                            ========
Gross Re-estimated Reserve...............................................................................     82,026
Re-estimated Reinsurance Recoverables....................................................................     21,249
                                                                                                            --------
Net Re-estimated Reserve.................................................................................     60,777
                                                                                                            ========
Net Cumulative (Deficiency)..............................................................................   ($14,258)
                                                                                                            ========

                                            CALENDAR YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                            1994      1995      1996      1997
                                          --------   -------   -------   -------
Reserve for Direct Unpaid
 Claim and Claim
 Adjustment Expenses,
 Gross of Reinsurance
 Recoverables Reserve...................  $ 36,410   $40,526   $25,466   $18,686
Re-estimated as of:
 One Year Later.........................    54,855    41,293    30,693
 Two Years Later........................    55,622    46,520
 Three Years Later......................    60,849
 Four Years Later.......................
 Five Years Later.......................
 Six Years Later........................
 Seven Years Later......................
 Eight Years Later......................
 Nine Years Later.......................
 Ten Years Later........................
Cumulative (Deficiency).................   (24,439)   (5,994)   (5,227)
Cumulative Amount of Reserve Paid
 Through One Year Later.................    14,329    15,827    10,717
 Two Years Later........................    16,765    10,717
 Three Years Later......................    11,857
 Four Years Later.......................
 Five Years Later.......................
 Six Years Later........................
 Seven Years Later......................
 Eight Years Later......................
 Nine Years Later.......................
 Ten Years Later........................
Gross Reserve -- December 31............    36,410    40,526    25,466    18,686
Reinsurance Recoverables................     8,777     9,159     6,976     5,216
                                          --------   -------   -------   -------
Net Reserve -- December 31..............    27,633    31,367    18,490    13,470
                                          ========   =======   =======   =======
Gross Re-estimated Reserve..............    60,849    46,520    30,693
Re-estimated Reinsurance Recoverables...    18,210    15,153    12,203
                                          --------   -------   -------
Net Re-estimated Reserve................    42,639    31,367    18,490
                                          ========   =======   =======
Net Cumulative (Deficiency).............   (15,006)  $    --   $    --
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

     From 1987 to 1990, the increase in ultimate claims and claim adjustment expense for discontinued operations was due to the lack of Company history, as well as changes in economic and legal environments that prevented management from reasonably estimating ultimate loss costs. Thereafter, a full actuarial analysis has been performed semi-annually taking into account the Company's history of reserve development, industry claim experience, and the effects of litigation on future loss costs.

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

     Effective January 1, 1994, SNIC entered into a quota-share reinsurance contract (the "ZRNA Quota-Share") with ZRNA. Under the ZRNA Quota-Share, ZRNA may provide Superior Pacific with an Assumption of Liability Endorsement facility ("ALE"), or, effective January 1, 1997, Superior Pacific may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of Zurich (the "ZCIC Underwriting Agreement). The ceding rate under the contract was 20% for 1994, and ZRNA and Superior Pacific mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior Pacific received ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA under the 1994 -1997 contracts. The purpose of the ceding commission is to cover Superior Pacific's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

     Effective January 1, 1997, the terms of the ZRNA Quota-Share were amended whereby ZRNA increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA no longer received a separate fee for policies written on ALEs, but received an additional 2% of premiums written on ZCIC Underwriting Agreement policies only.

     Effective January 1, 1998, the terms of the ZRNA Quota-Share were amended whereby the ceding commission was increased to 27.5% for non-ZCIC and an ALE premium. The ceding commission on ZCIC policies remained at 20%. Further, the additional 2% of premium paid on ZCIC front policies was eliminated.

     Effective February 1, 1998, Superior Pacific entered into an unrelated Quota-Share Arrangement with United States Life Insurance Company, rated "A+" by A.M. Best, under which it cedes 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. Superior Pacific receives a 35% ceding commission on premiums ceded under this contract.

     Superior Pacific entered into a contract with Centre Re effective June 30, 1997, under which Centre Re assumed $10.0 million of reserves associated with claims open for future medical payments from Superior Pacific in consideration of $1.0 million in cash and the assignment of the rights of Superior Pacific's contribution and subrogation recoveries during the term of the contract. The contract is accounted for as a deposit, and no gain will be recognized until net cash payments from Centre Re are either greater than Superior Pacific's $1 million premium. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     Superior Pacific generally enters into its contracts on an annual basis. Superior Pacific has maintained reinsurance contracts with many reinsurers for a number of years. In general, Superior Pacific's reinsurance contracts cover specified underwritten risks. Superior Pacific also from time to time purchases reinsurance covering specific liabilities or policies underwritten. As of December 31, 1997, ZRNA and General Reinsurance Corporation ("Gen Re") accounted for 24.5% and 21.6%, respectively, of total amounts recoverable by Superior Pacific from all reinsurers on paid and unpaid claims and claim adjustment expenses, and were the only reinsurers that accounted for more than 10% of such amounts.

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

     Funds withheld assets having carrying and market values of $114.9 million and $117.1 million, respectively, at December 31, 1995, were withheld from Centre Re as collateral under an excess of loss reinsurance contract. These investments are reported separately on the financial statements as investments withheld from related party reinsurer. These assets were carried as held to maturity until they were returned to Centre Re in 1996 upon the commutation of the reinsurance contract. All investment income and market value risk associated with such assets was Centre Re's. Interest expense in the amount $6.1 million and $8.8 million was paid to Centre Re during 1996 and 1995, respectively. In November 1996, the Company entered into a financing transaction involving Centre Re and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. On June 30, 1997, the Company reached an agreement under which the Company agreed to transfer reinsurance receivables to Chase in exchange for the cancellation of the Company's debt to Chase. As a result of these actions, the Company's investable assets increased by $93.1 million.

     The table below contains information concerning the composition of the Company's investment portfolio at December 31, 1997:

                                                              CARRYING
                                                               AMOUNT         MARKET
                     TYPE OF INVESTMENT                         (1)           VALUE
                     ------------------                       --------       --------
                                                                  (IN THOUSANDS)
Bonds (2)
U.S. government and agencies................................  $165,273       $165,273
AA/Aa rated.................................................    21,127         21,127
A rated.....................................................    12,584         12,584
BBB/Baa rated...............................................     2,150          2,150
BB/Ba rated.................................................     4,080          4,080
                                                              --------       --------
  Total Bonds...............................................   205,214        205,214
Cash and cash equivalents and short-term investments........    35,376         35,376
Common stocks...............................................     1,526          1,526
                                                              --------       --------
  Total.....................................................  $242,116       $242,116
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

     The table below reflects investments (including investments withheld from a related party reinsurer) and interest earned thereon and average annual yield on investments for each year in the five-year period ended December 31, 1997.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Total investments at end of period..........  $213,374   $115,017   $163,951   $174,345   $144,778
Net investment income before taxes..........  $ 12,674   $  7,769   $  9,784   $  9,049   $  9,550
Average annual yield on ending investment
  portfolio (before taxes)..................      5.9%       6.7%       5.9%       5.2%       6.6%

     The Company in monitoring its asset and liabilities match, attempts to keep the investment duration at the mid-point of the payout pattern. As of December 31, 1997, the investments under the Company's management (i.e., excluding funds withheld) have a duration of 2.90 years.

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

     Claims Administration. The core of the claims system is a proprietary document imaging system that, combined with sophisticated workflow protocols, improves the productivity of the Company's claims administration.

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

     The Company does not believe that it will incur any material expenditures or liabilities as a result of the "year 2000" problem in computer software and hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Strategy."

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

RATINGS

     Superior Pacific is currently rated "BBB" by S&P, a claims paying rating it has held since 1995. Insurance companies rated "BBB" are considered by S&P to offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. A.M. Best has currently assigned a "B+" (Very Good) rating to Superior Pacific, a rating it has held since 1995. A.M. Best's ratings are based upon an evaluation of a company's: (i) financial strength (leverage/capitalization, capital structure/holding company, quality, appropriateness of reinsurance program, adequacy of loss/policy reserves, quality, diversification of assets, and liquidity); (ii) operating performance (profitability, revenue composition, and management experience and objectives); and (iii) market profile (market risk, competitive market position, spread of risk, and event risk). A "B+" rating is assigned to companies that have on balance, in A.M. Best's opinion, very good financial strength, operating performance, and market profile when compared to the standards established by A.M. Best, and have a good ability to meet their ongoing obligations to policyholders. "B+" is A.M. Best's sixth highest rating classification out of 15 ratings. A.M. Best's and S&P's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders and are not based upon factors concerning investors. There is no direct relationship between an insurance rating established by A.M. Best or S&P and the investment ratings issued by the several securities rating firms, including S&P and Moody's. Investment ratings generally pertain to individual securities, although the firms who issue ratings associated with specific investments also issue insurance ratings that duplicate in some respects the activities of A.M. Best. Insurance ratings are subject to change and are not recommendations to buy, sell, or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. The Company's A.M. Best rating is lower than that of many of its competitors. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position.

     In addition, the Company currently maintains a facility that allows it to offer certain policyholders insurance policies written by ZCIC, having an A.M. Best "A" rating.

REGULATION

     SNIG and its insurance subsidiaries are subject to extensive governmental regulation and supervision. Regulations relate to such matters as the filing of premium rates and policy forms, adequacy of reserves, types and quality of investments, minimum capital and surplus requirements, deposits of securities for the protection of policyholders, statutory financial reporting, and restrictions on stockholder dividends. SNIG and its insurance subsidiaries are also subject to periodic examination by the DOI. In addition, assessments are made against Superior Pacific and other California insurers to cover liabilities to policyholders of insolvent insurance companies. The regulation and supervision of insurance companies by state agencies is designed only for the benefit of policyholders, not stockholders. SNIG believes that it and its subsidiaries are in material compliance with state regulatory requirements that are relevant to their respective businesses.

     The DOI Triennial Examination of SNIC, which covered the three years ended December 31, 1994, was completed in 1996 and indicated no material issues or actions needed to be taken by SNIC in either its operations or financial statements. SPCC's Triennial Examination, which was completed in 1996, resulted in an additional $18.5 million of claim and claim adjustment expense reserves being recorded as of December 31, 1996, and other significant adjustments totalling $4.1 million in aggregate. An additional $12.0 million in claim and claim adjustment expense was recorded by SPCC in the first quarter of 1997. These events preceded SPCC's acquisition on April 11, 1997.

     The California Insurance Code requires the DOI to approve any proposed change of control of the Company. For such purposes, "control" is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing more than 10% of the voting securities of the Company.

     The California Insurance Code also limits the amount of dividends or distributions an insurance subsidiary may pay without DOI approval or non-disapproval in any 12-month period to the extent it exceeds the greater of
(a) net income from operations for the preceding year or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Payments of greater amounts require the approval of the DOI. The maximum dividends permitted under the California Insurance Code are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, that could affect an insurer's competitive position, the amount of premiums that can be written, and the ability to pay future dividends. Further, the California Insurance Code requires that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

     In 1996, the California legislature implemented a set of workers' compensation reforms, referred to as Assembly Bill 1913 ("AB 1913"), and the DOI issued its guidelines with respect to their interpretation. AB 1913 causes, among other things, the experience modification factor of a current workers' compensation policy and the immediately preceding two policies regardless of carrier to be subject to revision if a claim used in a modification closes on or after January 1, 1995, for a value of 60% or less of its highest earlier reported value, if the highest reported incurred value was $10,000 or more. AB 1913 was amended effective January 1, 1998 by Senate Bill 1217 ("SB 1217"). Under the new guidelines of SB 1217, if the aggregate amount of incurred claims (as opposed to a single claim) changes by the threshold amount, than the WCIRB will calculate a new experience modification factor. Such a change in the experience modification factor will require the current workers' compensation carrier to return a portion of a policyholders' premium for the current and preceding two policies' periods without regard to whether the current workers' compensation insurance carrier was the insured's previous carrier. WCIRB estimates of the ultimate cost to California workers' compensation underwriters will be less than 2.5% of 1996 premium; however, these estimates are based upon broad industry estimates and could vary significantly from company to company based upon the type of claims incurred, size of employer, and employer industry group.

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

     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the "NAIC") has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty (including workers' compensation) insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The NAIC model law has been incorporated into the California Insurance Code. The RBC formula for property and casualty insurance companies measures four major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk,
(iii) declines in asset values arising from investment risks, and (iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

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

     The financial statements contained herein have been prepared in conformity with GAAP, as opposed to SAP prescribed or permitted for insurance companies by regulatory authorities. SAP differs from GAAP principally in the following respects: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized under SAP;
(c) certain assets such as agent's balances over ninety days due and prepaid expenses are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared; (e) the cash flow statement is not consistent with classifications and the presentation under GAAP; (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (h) minimum statutory reserves for losses in excess of the Company's estimates are required.

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

     Although the Company has not received any claims made under policies written in its P&C insurance business (discontinued in 1993) related to business losses caused by Year 2000 malfunctions or costs incurred in connection with prevention or correction of Year 2000 problems, it is conceivable that such claims could be made. Published estimates of Year 2000 business losses and costs are in the many billions of dollars. If P&C insurers were required by court decision to pay claims on policies issued between 1985 and 1993 related to Year 2000 losses the Company may have to pay such claims. In such event, the Company would likely have inadequate reserves in its discontinued operations and the booking of additional reserves would have a material adverse effect on the Company's results of operations.

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

Uncertainty Associated with Estimating Reserves for Unpaid Claim and Claim Adjustment Expenses

     The reserves for unpaid claim and claim adjustment expenses established by the Company are estimates of amounts needed to pay reported and unreported claim and related claim adjustment expenses based on facts and circumstances then known. These reserves are based on estimates of trends in claim frequency and severity, judicial theories of liability, market conditions and other factors. The establishment of adequate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not materially exceed the Company's reserves for claim and claim adjustment expenses and have a material adverse effect on the Company's results of operations and financial conditions. Due to the inherent uncertainty of estimating reserve amounts, the Company has found it necessary, and may over time continue to find it necessary, to revise estimates of the Company's reserves for claim and claim adjustment expenses in response to trends in claim frequency and severity, judicial theories of liability, market conditions and other factors. The historic development of reserves for claim and claim adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information. See "Business -- Claim and Claim Adjustment Expense Reserves."

     The Company believes there is an industry-wide increase in claim severity in California workers' compensation insurance. Although claim frequency has declined as expected in light of benefit and claim reform after the advent of open rating in 1995, if the Company is correct in viewing the increase in claim severity for 1995 and subsequent accident years as a true trend and not an aberration, then the assumptions underlying claim and claim adjustment expense reserves established for the 1995 and subsequent accident years were flawed, and the Company's reserves could therefore be materially understated. Thus, although the Company has recently experienced reduced claim frequency, the impact of that reduction has been outweighed, perhaps substantially, by an increase in claim severity for injuries sustained in 1995 and thereafter. In response, the Company has undertaken the Claim Severity Management Program. See "Business -- Claim Severity Management Program." There can be no assurance that the Company's severity management efforts will have the effect the Company anticipates and, if they do not, the Company could be required to book additional reserves for Superior Pacific for accident years 1995 and subsequent.

Uncertain Pricing and Profitability

     One of the distinguishing features of the insurance industry, including the workers' compensation insurance industry, is that its products generally are priced before its costs are known because premium rates are determined before losses are reported. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry. Increases in surplus have generally been followed by increased price competition among workers' compensation insurers. For these reasons, together with the commencement of open rating in January, 1995, the California workers' compensation insurance business in recent years has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing for its policies. Further, changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. Product enhancements also present special issues in establishing appropriate premium levels in the absence of sufficient experience with such products' performance. See "Business -- California Workers' Compensation Market" and "-- Underwriting."

     The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of workers' compensation insurers to increase prices in response to declines in profitability or market demand. In addition, the reported profits and losses of a workers' compensation insurance company are also determined, in part, by the establishment of, and adjustments to, reserves reflecting estimates made by management as to the amount of claim and claim adjustment expenses that will ultimately be incurred in the settlement of claims. The ultimate liability of the insurer for all claim and claim adjustment expenses reserved at any given time will likely be greater or less than these estimates, and differences in the estimates may have a material adverse effect on the insurer's financial position, results of operations or cash flows in the future periods. See "Business -- Claim and Claim Adjustment Expense Reserves."

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

Variability of Workers' Compensation Insurance Business

     The workers' compensation insurance business is affected by many factors that can cause fluctuations in the results of operations of companies participating in this business. Many of these factors are not subject to control by the Company. For example, an economic downturn in California could result in an increase in the number of claims and less demand for workers' compensation insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in the Company's underwriting results and net income. See "Business -- Regulation" and "-- Ratings."

Highly Competitive Businesses

     The Company writes exclusively workers' compensation insurance, which is a highly competitive business. Many of the Company's competitors have substantially greater financial and other resources than the Company, and there can be no assurance the Company will be able to compete effectively against such competitors in the future. Some of the Company's competitors are units of financial services organizations having billions of dollars of assets. In the event of a major reversal in the marketplace, such as a large, unanticipated increase in industry-wide claim severity experience, the Company's competitors that have access to substantial additional resources may be better able to withstand the losses resulting from that reversal until conditions improve. The Company's competitors include other companies which, like the Company, serve the independent producer-market, as well as companies that sell insurance directly to insureds. Direct writers may have certain competitive advantages over insurers using producers, including increased name recognition, loyalty of the customer base to the insurer rather than an independent producer and, potentially, reduced acquisition costs. In addition, certain competitors of the Company have decreased their prices from time to time in an attempt to gain market share. The Company believes that to compete successfully in the workers' compensation business it will have to market and service a level of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given the Company will be able to compete successfully if its current level of premiums decreases significantly. See "Business -- Competition."

Importance of Ratings

     A.M. Best, an independent insurance rating agency, assigned the Company a "B+" (Very Good) rating in 1995, which the Company has continued to maintain. A "B+" rating is assigned to companies having, on balance, in A.M. Best's opinion, very good financial strength, operating performance, and market profile when compared to the standards established by A.M. Best, and having a good ability to meet their ongoing obligations to policyholders. "B+" is A.M. Best's sixth highest rating classification out of 15 ratings. The Company's A.M. Best rating is lower than that of many of its competitors. There is no direct relationship between a rating established by A.M. Best and the investment ratings issued by the several securities rating firms, including Standard & Poor's Corporation ("S&P") and Moody's Investment Services, Inc. ("Moody's"). An A.M. Best rating is purported to be an overall measure of the financial strength of an insurance enterprise for use primarily by marketers and consumers of insurance products. Investment ratings generally pertain to individual securities, although the firms who issue ratings associated with specific investments also issue insurance ratings that duplicate in some respects the activities of A.M. Best. A.M. Best's ratings are not recommendations to buy, sell, or hold securities and are subject to change at any time. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position. See "Business -- Ratings."

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

Holding Company, Structure; Dividend and Other Restrictions

     SNIG is a holding company whose principal asset is the capital stock of its subsidiaries. SNIG relies primarily on dividends and other payments from SNIC and SPCC to meet its obligations to creditors and to pay corporate expenses, including the principal and interest on the Senior Subordinated Notes. SNIC and SPCC are domiciled in the State of California, which limits the payment of dividends and other distributions by insurance companies. Under California law the maximum aggregate amount of dividends permitted to be paid in 1998 without regulatory approval by SNIC is $7.2 million and by SPCC is $3.1 million. In addition, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividends or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. See "Business -- Overview" and "-- Regulation" and "Managements Discussion and Analysis of Financial Condition and Results of Operations."

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

Transactions with Affiliates; Ownership of the Company

     Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "IP"), own approximately 24% of the Company's Common Stock, on a diluted basis, and approximately 36% of the Company's issued and outstanding Common Stock on a non fully-diluted basis. Certain affiliates of Zurich are limited partners of IP, holding approximately 23% of IP's limited partnership interests. In addition, certain affiliates of Zurich collectively own warrants to acquire approximately 11% of the Common Stock on a fully diluted basis, 4.6% of which are subject to a revocable agency relationship. Further, International Insurance Investors, L.P., ("III") owns all of the outstanding Voting Notes (as defined herein) issued by SNIG. Certain affiliates of Zurich are limited partners of III and hold approximately 32% of III's limited partnership interests. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Transactions with IP-Limitation on Related Party Control." Five of the Company's eleven directors have relationships with such parties. Consequently, such parties have significant influence over the management of the Company and have a significant portion of the votes needed to approve any action requiring stockholder approval, including adopting amendments to SNIG's Certificate of Incorporation and approving certain actions, such as mergers or sales of all or substantially all of the Company's assets, which could cause a Change of Control or otherwise materially affect the Company's financial condition.

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

ITEM 6.  SELECTED FINANCIAL DATA

            SELECTED FINANCIAL DATA -- YEARS ENDED 1993 THROUGH 1997 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

                                                 OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
                                       --------------------------------------------------------------
                                        1997(1)        1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
REVENUES:
  Gross premiums written.............  $  159,352   $   99,282   $   97,084   $  134,769   $  157,986
  Net premiums written...............     136,929       87,715       89,139      105,946      154,431
  Net premiums earned................     140,920       88,648       89,735      110,418      153,585
  Net investment income (excluding
     capital gains and losses).......      12,630        7,738       10,309        9,014        8,481
  Net capital gain (loss)............          44           31         (525)          35        1,069
  Other (expense) income, net........        (817)         186         (536)        (340)        (743)
                                       ----------   ----------   ----------   ----------   ----------
     Total revenues..................     152,777       96,603       98,983      119,127      162,392
EXPENSES:
  Claim and claim adjustment
     expenses, net of reinsurance....      90,447       55,638       53,970       78,761      113,817
  Underwriting and general and
     administrative expenses.........      37,695       34,138       29,447       21,660       28,779
  Policyholder dividends.............          --       (5,927)      (5,742)       4,983       11,371
  Goodwill amortization..............       1,039           --           --           --           --
  Interest expense...................       6,335        7,527        9,619        8,726        6,221
  Loss on termination of financing
     transaction with a related party
     reinsurer.......................      15,699
  Income from continuing operations
     before preferred securities and
     extraordinary
     items -- pre-tax................       1,562        5,227       11,689        4,997        2,204
  Income tax (expense) benefit.......       1,788         (739)       5,849           (4)       2,304
  Accretion on preferred
     securities -- pre-tax...........      (4,650)      (2,525)      (2,255)      (1,035)          --
  (Loss) from operations of
     discontinued P&C
     operations -- pre-tax(2)........          --           --      (14,912)          --       (4,532)
  Extraordinary (loss) -- pre-tax....      (3,841)          --           --       (3,064)        (686)
  Cumulative effect of change in
     accounting for income taxes.....          --           --           --           --        2,297
                                       ----------   ----------   ----------   ----------   ----------
     Net income (loss)(4)............  $   (5,141)  $    1,963   $      371   $      894   $    1,587
BASIC EPS(3)
  Income before items below -- after
     all taxes.......................  $     0.64   $     1.31   $     5.12   $     1.45   $     1.31
  Preferred Securities -- pre-tax....       (0.89)       (0.74)       (0.66)       (0.30)          --
  Discontinued Operations --
     pre-tax.........................          --           --        (4.35)          --        (1.32)
  Extraordinary Items -- pre-tax.....       (0.73)          --           --        (0.89)       (0.20)
  Cumulative Effect of Change in
     Accounting -- pre-tax...........          --           --           --           --         0.67
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)..................  $    (0.98)  $     0.57   $     0.11   $     0.26   $     0.46
                                       ==========   ==========   ==========   ==========   ==========

                                                 OPERATIONS FOR THE YEAR ENDED DECEMBER 31:
                                       --------------------------------------------------------------
                                        1997(1)        1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
DILUTED EPS(3)
  Income before items below -- after
     all taxes.......................  $     0.47   $     0.93   $     4.44   $     0.97   $     0.94
  Preferred Securities -- pre-tax....       (0.66)       (0.52)       (0.57)       (0.20)          --
  Discontinued Operations --
     pre-tax.........................          --           --        (3.78)          --        (0.95)
  Extraordinary Items -- pre-tax.....       (0.55)          --           --        (0.60)       (0.14)
  Cumulative Effect of Change in
     Accounting pre-tax..............          --           --           --           --         0.48
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)..................  $    (0.74)  $     0.41   $     0.09   $     0.17   $     0.33
                                       ==========   ==========   ==========   ==========   ==========
GAAP RATIOS:(5)
  Claim and claim adjustment expense
     ratio...........................       64.2%        62.8%        60.1%        71.3%        74.1%
  Expense ratio......................       26.7%        31.8%        26.4%        24.1%        26.1%
                                       ----------   ----------   ----------   ----------   ----------
  Continuing operations combined
     ratios, net of reinsurance......       90.9%        94.6%        86.5%        95.4%       100.2%
                                       ==========   ==========   ==========   ==========   ==========
  Ratio of earnings to combined fixed
     charges and accretion on
     preferred securities(6).........       0.51x        1.27x        1.87x        1.36x        1.33x
FINANCIAL POSITION:
  Total cash and investments(7)
     Carrying value..................  $  242,116   $  149,440   $   49,030   $   68,595   $   45,982
     Market value....................     242,116      149,440       49,030       68,591       46,212
  Investments withheld from a related
     party reinsurer.................                               114,921      108,283      104,197
  Total assets.......................     429,473      323,830      240,781      286,776      264,098
  Long-term debt.....................          30       98,961        8,530        9,730        6,743
  Claim and claim adjustment expense
     liability.......................     201,225      115,529      141,495      171,258      171,038
  Total liabilities..................     268,378      255,068      176,256      227,622      224,044
  1994 preferred securities issued by
     affiliate.......................                   23,571       21,045       18,790           --
  Company-obligated trust preferred
     securities......................     101,277
  Net stockholders' equity...........      59,818       45,191       43,480       40,364       40,055
  Book value per share(3)............  $    10.19   $    13.11   $    12.68   $    11.77   $    11.68
  Outstanding shares(3)..............   5,871,279    3,446,492    3,430,373    3,429,873    3,429,873

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

(5) These ratios are for continuing operations. The claim and claim adjustment expense ratio is calculated by dividing the claim and claim adjustment expenses by net premiums earned. The expense ratio is calculated by dividing the sum of commissions (net of reinsurance ceding commissions), policyholder dividends, and general and administrative expenses by net premiums earned. The combined ratio is the sum of the claim and claim adjustment expense ratio and the expense ratio.

(6) For purposes of calculating the ratio of earnings to combined fixed charges and accretion on preferred securities, earning represent income before the provision (benefit) for income taxes, plus fixed charges. Fixed charges consist of interest expense, amortization of financing costs and the portion of rental expense on operating leases which the Company estimates to be representative of the interest factor attributable to the leases. Preferred stock dividends consist of dividends on preferred securities having an effective interest rate of 11.7% issued in June 1994 by an affiliate. An aggregate of $20.0 million in such securities were issued and $26.6 million in face value was repaid in December 1997. The payment was made out of proceeds of the Trust Preferred Securities and thereafter accrual of preferred securities dividends reflect the Trust Preferred Securities.

(7) Investments as of December 31, 1997 and 1996 are reflected at market value. As of December 31, 1995 and 1994 a portion of the portfolio was classified as held to maturity and was therefore reflected at amortized cost and the remaining portfolio was shown at market value. Investments as of December 31, 1993 are reflected at amortized cost. The changes in portfolio valuation reflect the adoption of Statement of Financial Accounting Standard No. 115, effective for fiscal years following December 15, 1993.

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

OVERVIEW

     During 1997, the Company entered into three significant transactions: the acquisition of Pac Rim Holding Corporation, the parent of SPCC, completed April 11, 1997, the termination of a financing transaction with a related party reinsurer, which transferred $110.5 million in receivables from the related party reinsurer in exchange for the cancellation of $94.9 million of long-term debt, completed June 30, 1997, and the issuance of $105 million in Trust Preferred Securities, completed December 3, 1997. The Company's income before preferred securities' dividends and accretion, discontinued operations and extraordinary items was $0.5 million in 1997, as compared to $3.6 million in 1996. The decrease of $3.1 million in income before preferred securities' dividends and accretion, discontinued operations and extraordinary items was primarily the result of a $15.7 million loss on the termination of a financing transaction with a related party reinsurer. The $15.7 million charge was offset in part by a $4.9 million increase in investment income before taxes in 1997 and a $5.9 million pre-tax reduction in the accrual for policyholder dividends in 1996. The increase of $4.9 million in net investment income is primarily due to increases of $92.7 million and $93.1 million in assets available for investment that resulted, respectively, from the acquisition of SPCC and the November 1996 financing transaction with The Chase Manhattan Bank ("Chase"). See "-- Liquidity and Capital Resources."

     For the year ended December 31, 1997, the Company recorded a net loss of $5.1 million after preferred securities' dividends and accretion, discontinued operations, and extraordinary items, as compared to net income of $2.0 million for the year ended December 31, 1996. Net loss per share for the year ended December 31, 1997 was $0.74 (diluted) versus net income per share of $0.41 (diluted) in 1996. During 1997, the Company recorded a $15.7 million pre-tax charge a result of the termination of a financing transaction with a related party reinsurer as compared to 1996, when no such charges were recorded. Further, during 1997, the Company recorded $3.0 million in dividend expense and accretion on preferred securities, as compared to $1.7 million in 1996.

     For the year ended December 31, 1996, the Company's net income was $2.0 million, as compared to $0.4 million in 1995. Net income per share for the year ended December 31, 1996 was $0.41 (diluted) versus $0.09 (diluted) for the year ended December 31, 1995. Income before preferred securities' dividends and accretion, discontinued operation, and extraordinary loss was $3.6 million for the year ended December 31, 1996, versus $11.7 million in 1995. The decrease in 1996 was due principally to a $5.3 million expense for a negotiated settlement of a reinsurance contract with Centre Re, as well as an increase of $1.7 million from 1995 claims and claims adjustment expense. Income before preferred securities' dividends and accretion, discontinued operations, and extraordinary loss, excluding the above discussed adjustments, was $10.6 million for the year ended December 31, 1996, as compared to $11.7 million for the comparable period of 1995.

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

     For the year ended December 31, 1997, net claim and claim adjustment expenses increased $34.8 million or 62.6% to $90.4 million as compared to $55.6 million for the year ended December 31, 1996. The entire increase of claim and claim adjustment expense relates to the acquisition of SPCC. The net claim and claim adjustment expense ratio increased to 64.2% for the year ended December 31, 1997, as compared to 62.8% for the year ended December 31, 1996. The increase in the claim and claim adjustment expense ratio is due primarily to the 1997 accident year. Although the Company has continued to experience a reduction in the frequency of claims, at the same time there has been an increase in claims severity for injuries sustained in 1995 and thereafter. To address the increasing severity trend, management has put into place the Claims Severity Management Program that is intended to reduce the Company's average ultimate loss cost per claim and claim adjustment expense for 1995 and subsequent dates of injury. See "Business -- Claims Severity Management Program."

     Underwriting and general and administrative expenses, excluding policyholder dividends and a loss on the termination of a financing transaction with a related party reinsurer, increased $3.6 million or 10.4% to $37.7 million for the year ended December 31, 1997, as compared to the same period in 1996. This increase primarily resulted from the SPCC acquisition. Excluding the one-time expense of $5.3 million for the cancellation in 1996 of a reinsurance contract, underwriting expenses for 1997 increased $8.9 million or 30.9%. The Company's expense ratio decreased to 26.7% from 38.5% for the year ended December 31, 1997, as compared to 1996. The decrease in the expense ratio from 1997 to 1996 is due to the 1996 expense of $5.3 million in connection with a negotiated settlement of a reinsurance contract with Centre Re, and an increase in premium without a corresponding increase in expense resulting from the SPCC acquisition.

     No policyholder dividends were paid during the year ended December 31, 1997, as compared to $1.3 million of such dividends during fiscal 1996. Prior to open rating, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest price at a policy's inception under open rating, dividends are currently no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of policyholder dividends as a marketing tool, the Company's management declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, the Company discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by the Company. As a result of the change in policyholder dividend practices, a $5.9 million accrual (pre-tax) was reversed in 1996. Dividends were paid to the extent that a surplus was accumulated from premium paid on the specific workers' compensation policies.

     Net investment income increased $4.9 million or 63.1% to $12.7 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The increase in investment income is due to a $92.7 million increase in assets available for investment that resulted from the acquisition of SPCC.

     Interest expense decreased 15.8% to $6.3 million for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The decline in interest expense is due primarily to the elimination of funds withheld balance.

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

     Underwriting and general and administrative expenses, excluding policyholder dividends, increased $4.7 million or 16% to $34.1 million in 1996 from 1995. The increase in underwriting and general and administrative expenses, excluding policyholder dividends, was due primarily to a $5.3 million expense in connection with a negotiated settlement of a reinsurance contract with Centre Re. Underwriting and general and administrative expenses for 1996, excluding the $5.3 million in accrued costs, were $28.8 million as compared to $29.4 million in 1995. The Company's expense ratio, excluding the $5.3 million in accrued costs and policyholder dividends, was 32.5% for 1996, which is comparable to 32.8% in 1995.

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

     Net investment income decreased $2.0 million or 20% to $7.8 million in 1996 as compared to 1995. The decline in investment income was due to a decrease in the average investable assets of $11.3 million and a decline in the average portfolio investment yield as a result of generally lower market interest rates in 1996 as compared to 1995. While a financing transaction involving Chase and Centre Re entered into in November 1996 substantially increased the size of the investment portfolio on which the Company retained investment income, it occurred too late in 1996 to have a material effect on 1996 net investment income results. See "-- Liquidity and Capital Resources."

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

     During the year ended December 31, 1997, the Company used $52.4 million of cash in its operations versus $7.4 million cash used in the year ended December 31, 1996. The Company's continued negative cash flow is the result of the Company's premium in force being significantly higher historically versus its current level. The Company anticipates that it will continue to experience the negative cash flow from operations until the claims related to the historically higher premium base have been paid out. The cash used in 1997 includes a $6.8 million increase in cash used in operations due to the addition of the SPCC operations and a

$38.1 million increase in reinsurance balances receivable. The Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. At December 31, 1997, the Company had total cash and cash equivalents, and investments of $242.1 million and had 99.4% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 90.8% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.0% had ratings of "BBB" or equivalent or better.

     The Company generated $81.6 million from financing activities during the year ended December 31, 1997, as compared to cash generated of $90.5 million in 1996. During 1997, the Company repaid outstanding bank debts and redeemed the outstanding preferred stock issued in 1994 by an affiliate for a total use of cash of $79.2 million. Partially offsetting the use of cash are the proceeds from the Trust Preferred Securities and bank debt and the issuance and sale of Common Stock in connection with the Company's acquisition of SPCC totaling $160.8 million. The 1996 financing activities consisted primarily of the November 1996 Chase loan discussed below.

     On December 3, 1997, Superior National Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued its Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to the Company, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used by the Trust to purchase the Senior Subordinated Notes. On January 16, 1998, the Company and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and related Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. The Company used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a Company affiliate to an affiliate of Zurich, to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

     Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998. Subject to certain conditions set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued (the "Subordinated Notes Indenture"), on or after December 1, 2005, the Company has the right to redeem the Senior Subordinated Notes, in whole or in part at any time, at call prices ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100% thereafter. The proceeds from any redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, the Company has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the Subordinated Notes Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by the Company of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, the Company may commence a new Extension Period, subject to certain requirements.

     In addition, during 1997 the Company repaid approximately $0.6 million of an existing bank loan and at the time due $3.7 million of the principal of the term loan used to acquire SPCC.

     In November 1996, the Company entered into a financing transaction involving Centre Re and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. As a result, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

     In June 1997, the term loan was retired when $110.5 million of receivables from Centre Re were transferred to Chase in exchange for cancellation of the Company's $94.9 million debt due to Chase under the term loan. The retirement of the term loan resulted in the Company recognizing a $15.7 million charge.

     The Company has a reverse purchase facility with a national securities brokerage firm that allows it to engage in up to $20.0 million in reverse purchase transactions secured by either U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse purchase transactions may be rolled from one period to the next, at which time the transaction is repriced. This type of financing allows a great deal of flexibility to manage short-term investments, avoiding unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of December 31, 1997, the Company had no obligation outstanding under this facility.

     The Company, as a holding company, depends on dividends and intercompany tax allocation payments from its operating Subsidiaries for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations. Absent other sources of cash flow, the Company cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. Dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. No dividends were paid during 1997; however SNIC paid $2.9 million to the Company for its current income taxes.

     The Company is party to several leases principally associated with the Company's home and branch office space, as well as its fixed assets. These leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment with respect to these leases in 1998 is approximately $7.0 million. These leases expire from 2000 to 2003.

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

     In March 1998, the NAIC approved the codification of statutory accounting practices with an effective date of January 1, 2001. Included in the codification of statutory accounting practices is the change in the definition of prescribed versus permitted statutory accounting policies that insurance companies use to prepare their statutory financial statements. The company has not yet determined the impact of the adoption of the codification project.

YEAR 2000 STRATEGY

     A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. Commencing January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company is in the process of identifying all necessary software and hardware changes to ensure that it does not experience any loss of critical business functionality due to the year 2000 issue. The Company has appointed an internal Year 2000 project manager and adopted a three phase approach of assessment, correction and testing. The scope of the project includes all internal software, hardware, and operating systems, and assessment of risk to the business from producers, vendors and other partners in Year 2000 issues. The Company believes that this formal assessment of risk (including the prioritization of business risk), correction (including conversions to new software), and testing of necessary changes will minimize the business risk of Year 2000 from internal systems. The Company plans to complete its Year 2000 conversion not later than December 31, 1998. Although the Company has not completed its Year 2000 project, the Company does not believe the Year 2000 issue will cause any system problems that could have a material adverse effect on the operations of the Company. The Company does not expect the cost associated with its year 2000 project to be material.

SUPPLEMENTARY DATA

     Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share data):

                                                                           QUARTER-TO-DATE ENDED
                                                     ------------------------------------------------------------------
                                                       MARCH 31,         JUNE 30,          SEPT. 30,        DEC. 31,
                                                     -------------    ---------------    -------------    -------------
1997
Earned premiums..................................    $      18,978    $        45,410    $      34,760    $      41,772
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items..........................................    $       1,881    $       (15,317)   $       5,460    $       9,538
Net income (loss)................................    $         756    $       (10,530)   $       2,132    $       2,501
Basic earnings per share.........................    $        0.22    $         (1.80)   $        0.36    $        0.42
Diluted earnings per share.......................    $        0.14    $         (1.39)   $        0.28    $        0.32
1996
Earned premiums..................................    $      18,897    $        24,136    $      23,007    $      22,608
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items..........................................    $       1,656    $         1,406    $       1,440    $         725
Net income (loss)................................    $         678    $           526    $         712    $          47
Basic earnings per share.........................    $        0.20    $          0.15    $        0.21    $        0.02
Diluted earnings per share.......................    $        0.17    $          0.12    $        0.15    $        0.01

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Effective for periods ending after December 15, 1997, including interim periods. SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. The Company has not yet seen any material impact from the implementation of SFAS 130.

     Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods ending after December 15, 1997, including interim periods. The Company's adoption of SFAS 131 has not had any impact on its current financial reporting practices.

     In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement is not expected to have a material effect on the financial statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

     Information is set forth below concerning the directors of the Company and the year in which each was first elected as a director of the Company.

                                                                            DIRECTOR
              NAME                 AGE       POSITION WITH THE COMPANY       SINCE
              ----                 ---       -------------------------      --------
C. Len Pecchenino(1).............  70    Director, Chairman of the Board      1988
Steven D. Germain(2).............  44    Director                             1995
Thomas J. Jamieson(1)(3).........  54    Director                             1985
Gordon E. Noble(2)...............  69    Director                             1990
Craig F. Schwarberg(1)(3)........  42    Director                             1992
Robert A. Spass..................  42    Director                             1992
Bradley E. Cooper(2)(3)..........  31    Director                             1992
William L. Gentz.................  57    President, Chief Executive           1994
                                         Officer and Director
J. Chris Seaman(3)...............  43    Executive Vice President, Chief      1993
                                         Financial Officer and Director
Steven B. Gruber.................  41    Director                             1997
Roger W. Gilbert.................  66    Director                             1997

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

     William L. Gentz became a director of the Company in June 1994. Mr. Gentz has held the position of President and Chief Executive Officer since mid-1994. Mr. Gentz joined the Company after seventeen years at Zenith Insurance Company where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. Mr. Gentz began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

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

     Steven B. Gruber became a director of the Company in April 1997. He was a founder of, and since February 1994, has served as a Managing Partner of, Insurance Partners Advisors, L.P. From May 1990 to present, Mr. Gruber has served as the Managing Director of Oak Hill Partners, Inc. and from October 1992 to present, has served as a Vice President of Keystone, Inc. From 1981 to April 1990 he was associated with Lehman Brothers Inc., most recently as Managing Director and Co-Head of high-yield securities. From 1994 to 1997 he served as a director of Unionamerica Holdings plc. From 1990 to 1996, he served as a director of National Reinsurance Holding Corp. He is also a director of Reliant Building Products, Inc. and MVE Inc.

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

                                                                                             EXECUTIVE
                                                                                              OFFICER
             NAME                  AGE               POSITION WITH THE COMPANY                 SINCE
             ----                  ---               -------------------------               ---------
William L. Gentz...............    57     President and Chief Executive Officer                1994
J. Chris Seaman................    43     Executive Vice President and Chief Financial         1991
                                          Officer
Arnold J. Senter...............    56     Executive Vice President and Chief Operating         1997
                                          Officer
Thomas I. Boggs, Jr............    51     Senior Vice President -- Underwriting                1995
Karl O. Johnson................    66     Senior Vice President, Superior Pacific              1989
Douglas R. Roche...............    58     Senior Vice President                                1990
Robert E. Nagle................    49     Senior Vice President, General Counsel and           1996
                                          Secretary
James L. Cinney................    57     Senior Vice President, Superior Pacific              1994
Edward C. Shoop................    53     Senior Vice President and Chief Actuary              1997
Matthew Natalizio..............    43     Vice President, Finance and Treasurer                1994
Sue A. Binder..................    50     Vice President, Superior Pacific                     1992
Harold J. Fedora...............    47     Vice President, Superior Pacific                     1993
Curtis H. Carson...............    37     Vice President, Superior Pacific                     1997
Jack W. Solomon (1)............    64     Resident Vice President, Superior Pacific            1991
Robert J. Niebur...............    62     Resident Vice President, Superior Pacific            1995

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

     Thomas I. Boggs, Jr. was appointed Senior Vice President of Workers' Compensation Underwriting effective March 1995. From October 1993 to March 1995, he served as Assistant Vice President of Fremont Compensation Insurance Company and from October 1991 to October 1993, served as Business Development

Executive for the Southern California Commercial Insurance Center for Fireman's Fund Insurance Company. Prior to October 1991, Mr. Boggs held various underwriting and marketing positions at Cypress Insurance Company, Industrial Indemnity Insurance Company, and Safeco.

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

     James L. Cinney has held the position of Senior Vice President -- Loss Control of SNIC since 1994. Before joining the Company, Mr. Cinney was self-employed in the hospitality industry for one year. Prior to that, he was Vice President, responsible for loss control, at Industrial Indemnity Insurance Company. Mr. Cinney has 30 years of workers' compensation loss control experience in a variety of staff and management positions with Industrial Indemnity Insurance Company, Zenith Insurance Company, Employee Benefits Insurance Company, and Hanover California Compensation & Fire Insurance Company.

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

DIRECTOR COMPENSATION

     Each director who is not an officer of the Company is paid a fee of $4,000 for each regular Board of Directors meeting attended and $500 for each committee meeting attended. All directors are reimbursed for their out-of-pocket expenses in serving on the Board.

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

CHANGE-IN-CONTROL ARRANGEMENTS

     In addition to the rights described above with respect to Messrs. Gentz, Senter, Seaman, and Shoop, the only change-in-control arrangement in place is in connection with the Company's stock incentives. Under the terms of the 1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan (the "1986 Plan"), in a reorganization, merger, or consolidation in which the Company does not survive or in which a change in control takes place, unless replacement options to purchase stock in the new or recapitalized entity are offered, all option holders will have thirty days to exercise their outstanding options, excluding those that have then not yet vested. Under the terms of the 1995 Stock Incentive Plan (the "1995 Plan"), under similar circumstances, the Compensation Committee may, in its discretion, allow each person holding an option or restricted stock who did not receive a replacement equity incentive grant to exercise that option without regard to its vesting provisions, or to retain that restricted stock without regard to the Company's repurchase right, as applicable.

EQUITY INCENTIVE GRANTS

     Officers, key employees, including directors who are key employees, and consultants chosen by the Compensation Committee are eligible to participate in the 1995 Plan.

     Under the 1995 Plan, officers, key employees, and consultants of the Company or its subsidiaries may be granted options to purchase shares of Common Stock or they may be given the opportunity to purchase restricted stock of the Company. The 1995 Plan permits the granting both of options that qualify for treatment as incentive stock options ("Incentive Stock Options") under Section 422 of the Code, and options that do not qualify as Incentive Stock Options ("Nonqualified Stock Options"). The 1995 Plan allows for the issuance of Restricted Stock, which is subject to the Company's right of repurchase, which expires over time.

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

                                                                         NUMBER OF
                                                                        SECURITIES              VALUE OF
                                                                        UNDERLYING            UNEXERCISED
                                                                        UNEXERCISED           IN-THE-MONEY
                                                                      OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                    FISCAL YEAR-END(#)     FISCAL YEAR-END(1)
                                                                    -------------------   --------------------
                                    SHARE ACQUIRED       VALUE          EXERCISABLE           EXERCISABLE
               NAME                 ON EXERCISE(#)    REALIZED($)      UNEXERCISABLE         UNEXERCISABLE
               ----                 ---------------   -----------   -------------------   --------------------
William L. Gentz..................          --               --        29,995/57,105        $280,133/405,606
J. Chris Seaman...................          --               --        40,591/45,047         392,016/304,878
Arnold J. Senter..................          --               --             0/25,000                0/78,000
Matthew Natalizio.................          --               --         8,340/13,546          78,068/104,719
Thomas I. Boggs, Jr...............          --               --         6,485/18,433          60,847/141,419

---------------

(1) Uses a fair market value at December 31, 1997 of $14.50 per share, with the aggregate exercise price deducted from the total value of the stock underlying the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee during the fiscal year ended December 31, 1997 consisted of Messrs. Noble, Cooper and Germain, each of whom was a non-employee director. Mr. Cooper is an employee of IIA, which was paid $250,000 by the Company in fiscal 1997 for investment banking and financial consulting services. Mr. Germain is an officer and a director of Centre Re, which was involved in several transactions with the Company during 1997 involving payments in excess of $60,000. See "Certain Relationships and Related Transactions."

     During fiscal 1997, no officers participated in deliberations of the Company's Compensation Committee concerning executive officer compensation, except William L. Gentz, the Company's President and Chief Executive Officer.

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

     The Company believes that the Company's total stockholder return improved during 1997 primarily as a result of the consummation of the acquisition of Pac Rim and the anticipated savings that will result from the transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The table below sets forth certain information regarding the beneficial ownership of the Company's voting securities as of March 1, 1998 by each person who is known by the Company to be the beneficial owner of more than 5% of the indicated classes of the Company's voting securities. On March 31, 1992, the Company issued its 14.5% Senior Subordinated Voting Notes due April 1, 2002 (the "Voting Notes") in connection with a transaction wherein the Company issued its 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11.0 million, together with warrants to purchase approximately 1,616,886 shares of the Company's Common Stock. The Company redeemed all of those promissory notes with a prepayment, effective June 30, 1994, except for the Voting Notes, with respect to which prepayment is prohibited. See "Certain Relationships and Related Transactions -- Transactions with Affiliates of Zurich, Including Centre Re." The outstanding principal amount of the Voting Notes is $30,000. The number of votes attaching to the Voting Notes is equal to the number of shares of Common Stock that may be purchased upon exercise of the warrants that were issued in that March 31, 1992 transaction and remain outstanding and are unexercised as of the applicable record date for a stockholder vote. As of March 1, 1998, the number of votes held by the holder of the Voting Notes was equivalent to 1,566,465 shares of Common Stock. The Voting Notes are permitted to vote only in director elections, director removals, votes on amending that right to vote, and changes to the number of authorized directors. As a result of the cancellation of a portion of the relevant warrants, the number of common stock equivalent votes held by the Voting Notes has decreased somewhat since March 31, 1992. The specific voting rights of the Voting Notes are set forth in the Company's Certificate of Incorporation and Bylaws.

                           CERTAIN BENEFICIAL OWNERS

                                                         COMMON STOCK(1)           VOTING NOTES
                                                     -----------------------   ---------------------
                                                                                SHARES-
                NAME AND ADDRESS                      SHARES      PERCENT(2)   EQUIVALENT    PERCENT
                ----------------                     ---------    ----------   ----------    -------
"III"............................................      204,759(3)    3.32%     1,566,465(3)   100%
International Insurance Investors, L.P.,
  a Bermuda limited partnership
  c/o International Insurance Investors
  (Bermuda) Limited, General Partner
  Cumberland House
  One Victoria Street
  Hamilton HM HX, Bermuda
"IP Delaware"....................................    1,375,547(4)   23.07%            --        --
Insurance Partners, L.P.
  201 Main Street
  Suite 2600
  Ft. Worth, Texas 76102
"IIA"............................................    1,243,332(5)   17.25%            --        --
International Insurance Advisors, Inc.
  One Chase Manhattan Plaza
  44th Floor
  New York, New York 10005
"IP Bermuda".....................................      765,304(6)   12.83%            --        --
Insurance Partners Offshore (Bermuda), L.P.
  Cedar House
  41 Cedar Avenue
  P.O. Box HM 1179
  Hamilton HM HX, Bermuda

                                                         COMMON STOCK(1)           VOTING NOTES
                                                     -----------------------   ---------------------
                                                                                SHARES-
                NAME AND ADDRESS                      SHARES      PERCENT(2)   EQUIVALENT    PERCENT
                ----------------                     ---------    ----------   ----------    -------
"TJS"............................................      529,652(7)    8.88%            --        --
TJS Partners, L.P.
  115 East Putnam
  Greenwich,Connecticut 06830
"CentreLine".....................................      579,356(8)    8.86%            --        --
CentreLine Reinsurance Limited,
  a Bermuda corporation
  Cumberland House
  One Victoria Street
  Hamilton HM HX, Bermuda
"Centre Re"......................................      395,128(9)    6.21%            --        --
Centre Reinsurance Limited,
  One Victoria Street
  Seventh Floor
  Hamilton HM HX, Bermuda
"Bishop Estate"..................................      326,552(10)    5.19%           --        --
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

(3) Represents warrants to purchase 204,759 shares of Common Stock. Robert A. Spass, Craig F. Schwarberg, and Bradley E. Cooper, each of whom is a director of the Company, beneficially owns limited partnership interests in III of 0.583%, 0.225%, and 0.075%, respectively. In addition, Mr. Spass has voting power over all of the voting capital stock of International Insurance Investors (Bermuda) Limited ("III (Bermuda)"), the general partner of III; however, pursuant to an agreement between the Board of Directors of III (Bermuda) and Mr. Spass, the Board of Directors (with Mr. Spass abstaining) is entitled to make all voting and investment decisions with respect to the Warrants held by III (Bermuda) and the Common Stock issuable upon the exercise thereof. III (Bermuda) beneficially owns Warrants to purchase 13,183 shares of Common Stock that are subject to IIA's revocable agency relationship. Centre Re and the limited partners and III (Bermuda) transferred Warrants to purchase an aggregate of 204,759 shares of Common Stock to III to be held by III (subject to IIA's revocable agency relationship) in reserve for the payment to IIA and Centre Re of their incentive fee under III's investment advisory agreements with IIA and Centre Re. Upon the occurrence of certain events, Messrs. Spass, Schwarberg and Cooper, Centre Re and others will be entitled to a distribution of the Warrants presently held by III (subject to IIA's revocable agency relationship) in amounts to be determined at the time of distribution. Each such party presently disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all such Warrants. See footnote 5 below. See also "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on III's ability to acquire additional equity securities of the Company or exercise such Warrants.

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

(5) Represents Warrants to purchase shares of Common Stock that are subject to IIA's revocable agency relationship with Centre Re and the limited partners and the general partner of III, as discussed in footnotes 1 and 3 above. As agent, IIA has the revocable authority to exercise rights set forth in the Warrants and to vote any shares of Common Stock issuable upon exercise of the Warrants. Robert A. Spass, a director of the Company, is an officer of IIA and, as such, has the authority to exercise these rights. The parties who, upon revocation of IIA's authority, would be entitled to exercise Warrants covering more than 5% of the Common Stock are Centre Re and Bishop Estate, in the share amounts and percentages stated. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on IIA's ability to acquire additional equity securities of the Company or exercise warrants to purchase Common Stock. The reported number of shares issuable upon exercise of Warrants varies slightly from previously reported numbers as a result of differences in rounding due to the four-into-one reverse split that SNIG's Common Stock underwent in May 1995 and subsequent distributions of such Warrants to the partners of III.

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

(9) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants, as described in footnote 1 above. See footnote 5 above for information concerning Centre Re's revocable agency relationship with IIA with respect to such Warrants and see footnote 8 above for information concerning Centre Re's relationships with Steven D. Germain and CentreLine. See also "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control" regarding restrictions on Centre Re's ability to acquire additional equity securities of the Company or exercise the Warrants. The reported number of shares issuable upon exercise of Warrants does not include Warrants to purchase 75,262 shares of Common Stock held by III (subject to IIA's revocable agency relationship) in reserve for the payment to IIA and Centre Re of their incentive fee under III's investment advisory agreements with IIA and Centre Re. See footnote 3 above.

(10) Represents Warrants to purchase shares of Common Stock received upon the distribution by III to its partners of the Warrants as described in footnote 1 above. Richard S.H. Wong, Oswald K. Stender, Lokelani Lindsey, Gerard A. Jervis, and Henry H. Peters, the trustees of the Bishop Estate, share voting and/or investment power over securities held by the Bishop Estate. Mr. Peters is a director of IIA. The reported number of shares issuable upon exercise of Warrants does not include Warrants to purchase 62,200 shares of Common Stock held by III (subject to IIA's revocable agency relationship) in reserve for the payment to IIA and Centre Re of their incentive fee under III's investment advisory agreements with IIA and Centre Re. See footnote 3 above.

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

(7) Includes 11,471 shares issuable upon exercise of stock options that are exercisable within 60 days of March 1, 1998, in addition to 9,375 restricted stock grants awarded under the 1995 Plan, of which the restrictions have lapsed as to 2,102 shares.

(8) Includes 98,050 shares owned of record by Jaco Oil Company, an entity controlled by Mr. Jamieson.

(9) Includes 8,000 shares of Common Stock owned directly by Mr. Spass. Also includes Warrants to purchase 7,216 shares of Common Stock that are owned by Mr. Spass (as a limited partner of III) that are subject to IIA's revocable agency relationship described in footnote 3 of the preceding "Certain Beneficial Owners" table. Mr. Spass disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of Warrants to purchase 13,183 shares of Common Stock held by III (Bermuda) (the general partner of III) (subject to IIA's revocable agency relationship) and Warrants to purchase an aggregate of 204,759 shares of Common Stock held by III in reserve for the payment to IIA and Centre Re of their incentive fee under III's investment advisory agreements with IIA and Centre Re. See footnotes 3 and 5 of the preceding "Certain Beneficial Owners" table. Mr. Spass is an officer of IIA, which has a revocable agency relationship with the partners of III and Centre Re with respect to Warrants to purchase 1,243,332 shares of Common Stock that are held by such partners and Centre Re. In addition, see footnote 3 to the preceding "Certain Beneficial Owners" table concerning Mr. Spass' affiliation with III, the owner of the Voting Notes. Separately, 1,375,547 shares of Common Stock are beneficially owned by IP Delaware and 765,304 shares of Common Stock are beneficially owned by IP Bermuda. Mr. Spass is the President of GenPar Inc. and GenPar (Bermuda) Ltd., the ultimate general partners of IP Delaware and IP Bermuda, respectively. Mr. Spass disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of Common Stock that are held by IP Delaware and IP Bermuda. See footnotes 4 and 6 to the preceding "Certain Beneficial Owners" table for information concerning such partnerships. Pursuant to the terms of the stock purchase agreement under which IP Delaware and IP Bermuda purchased their shares of Common Stock, so long as certain conditions apply, each of IP Delaware and IP Bermuda has agreed that Mr. Spass will abstain from votes of the investment committees of each of IP Delaware and IP Bermuda with respect to each such entity's holdings of shares of Common Stock. See "Certain Relationships and Related Transactions -- Transactions with IP and Limitations on Related Party Control."

(10) Represents Warrants to purchase 2,790 shares of Common Stock that are subject to a revocable agency relationship with IIA, as described in footnote 5 of the preceding "Certain Beneficial Owners" table. In addition, Mr. Schwarberg is the beneficial owner of less than one percent of IIA's equity securities.

(11) Includes 4,000 shares of Common Stock owned directly by Mr. Cooper. Also includes Warrants to purchase 930 shares of Common Stock that are subject to a revocable agency relationship with IIA, as described in footnote 5 of the preceding "Certain Beneficial Owners" table.

(12) Includes (i) 5,600 shares of Common Stock owned directly, (ii) 880 shares of Common Stock owned indirectly as custodian for the benefit of his children under the New York Uniform Gift to Minors Act, and (iii) warrants to purchase Common Stock, consisting of the CentreLine Warrant to purchase 579,356 shares and the Warrants to purchase 395,128 shares held by Centre Re (subject to IIA's revocable agency relationship). See the preceding "Certain Beneficial Owners" table and footnotes 8 and 9 thereto. Mr. Germain is an officer and director of both Centre Re and CentreLine. As such, he shares voting and/or dispositive control over such securities (subject to the termination of the agency relationship with IIA by Centre
     Re). Mr. Germain disclaims any beneficial interest in the CentreLine Warrant, the Warrants held by IIA as agent for Centre Re, and the Common Stock issuable upon their exercise.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH IIA

     Messrs. Spass and Cooper, directors of the Company, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, a director of the Company, is a former employee of IIA. IIA was paid $250,000 by the Company during fiscal 1997 for investment banking and financial consulting services pursuant to a consulting agreement entered into in 1992 that continues through 1998.

TRANSACTIONS WITH AFFILIATES OF ZURICH, INCLUDING CENTRE RE

     Zurich, Centre Re, and CentreLine are affiliates of each other. Mr. Germain, a director of the Company, is an officer and director of Centre Re and CentreLine and an officer of Zurich.

  Financing Transactions

     In December 1997, an affiliate of Zurich purchased $10.0 million in Trust Preferred Securities.

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

     In March 1992, the Company engaged in an $11.0 million financing transaction with International Insurance Investors, L.P.("III") in which the Company issued its 14.5% Senior Subordinated Promissory Notes (the "14.5% Notes") and detachable warrants to purchase Common Stock. III is an investment partnership that was formed to make investments in the insurance and related industries. It is no longer actively making investments. See "Security Ownership of Certain Beneficial Owners and Management -- Security Ownership of Certain Beneficial Owners." Substantially all the 14.5% Notes were repaid in 1994 but the III warrants remain outstanding. Messrs. Spass, Schwarberg, and Cooper, directors of the Company, are each the beneficial owner of less than one percent of the limited partnership interests in III. In addition, Mr. Spass has voting power over all of the voting capital stock of III's general partner. Messrs. Seaman and Johnson, each of whom is an officer of the Company (Mr. Seaman is also a director), Joseph Wolonsky (an officer who resigned from the Company in June 1997), Richard Hotchkiss (an officer who retired from the Company in June
1996), and Edwin Wilson (an officer who resigned from the Company in May 1995) each received warrants in this 1992 transaction as a result of their purchase of 14.5% Notes.

     In addition to its interest in the 14.5% Notes, Centre Re, because of its limited partnership position in III, was further interested because, under the terms of the CentreLine Warrant, the exercise price thereof would have been reduced from $5.20 to $4.00 had the 14.5% Notes not been refinanced prior to December 31, 1994. If that reduction had occurred, the aggregate exercise price that CentreLine would have had to pay to exercise the CentreLine Warrant in full would have decreased by $695,228.

     Under the terms of the warrants issued to III and the CentreLine Warrant, Centre Re and CentreLine, among other things, have preemptive rights on the issuance by the Company of equity securities, including rights or warrants to purchase equity securities.

  Reinsurance

     Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract (the "1993 Contract") with Centre Re under which SNIC was required to cede not less than $15.0 million and not more than $20.0 million of claim and claim adjustment expense to Centre Re with respect to any covered accident year. During 1995 the Company paid $15.0 million into a funds withheld account on behalf of Centre Re for reinsurance services. Effective January 1, 1996, the Company cancelled prospectively the 1993 Contract. The Company remained subject to the funds withheld arrangement in the 1993 Contract and the interest on the funds withheld balance significantly exceeded the accretion to the experience account under the 1993 Contract. Thus, the Company made a business decision to terminate the funds withheld arrangement via a negotiated settlement with Centre Re. In 1996, after lengthy negotiations with Centre Re, the Company agreed to freeze the experience account at $45 million and expensed $5.3 million in consideration of the termination of the funds withheld arrangement. The $5.3 million was paid to Centre Re in 1997.

     At present, the Company owes Centre Re $45 million of funds withheld premiums, and Centre Re owes the Company $45 million of experience refunds, neither of which have been accruing interest or accreting since June 30, 1996. Because the Company and Centre Re enjoy the legal right of contractual offset under the 1993 Contract, the two amounts offset to zero in the balance sheet. The 1993 Contract has no further economic effect on either the Company or Centre Re, and the Company will neither receive from nor pay to Centre Re any cash at the future commutation date of the 1993 Contract.

     Effective January 1, 1994, SNIC entered into a quota-share contract (the "ZRNA Quota-Share") with Zurich Reinsurance (North America), Inc. ("ZRNA"), an affiliate of Zurich, which also applies to business written by SPCC since April 1, 1997. Under the ZRNA Quota-Share, ZRNA may provide Superior Pacific with an Assumption of Liability Endorsement facility, or, effective January 1, 1997, Superior Pacific may write directly on policy forms of ZCIC, an affiliate of ZRNA (the "ZCIC Underwriting Agreement"). The ceding rate under the contract was 20% for 1994, and ZRNA and Superior Pacific mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior Pacific receives ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA. The purpose of the ceding commission is to cover Superior Pacific's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

     Effective January 1, 1997, the terms of the ZRNA Quota-Share were amended. Under the amended terms of the ZRNA Quota-Share, ZRNA increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA will no longer receive a separate fee for policies written on Assumption of Liability Endorsement facilities, but will receive 2% of premiums written on ZCIC Underwriting Agreement policies only.

     Superior Pacific entered into a reinsurance transaction with Centre Re effective June 30, 1997 under which Centre Re assumed $10.0 million of reserves associated with claims open for future medical payments only from Superior Pacific in consideration of $1 million in cash and the assignment of the rights of Superior Pacific's contribution and subrogation recoveries during the term of the contract. The contract is accounted for as a deposit, and no gain or loss will be recognized until net cash payments from (or to) Centre Re are either greater (or less) than Superior Pacific's $1.0 million premium.

  Claim Severity Management Program

     Beginning December 31, 1997 the Company entered into agreements with Risk Enterprise Management Limited ("REM") and an affiliate of REM to provide the Claim Severity Management Program. The total cost of this program to the Company is expected to be approximately the same as the Company's regular claim management functions would have cost over the expected five-year life of the program. The Company believes its operating costs would have been similar had it not determined to pursue the program, while its claim severity risk has been reduced. See "Business -- Claim Severity Management Program."

TRANSACTIONS WITH IP AND LIMITATIONS ON RELATED PARTY CONTROL

     Messrs. Spass and Gruber, directors of the Company, are executive officers of the ultimate general partner of each of IP Delaware and IP Bermuda (collectively, "IP"). In April 1997, IP purchased an aggregate of 2,124,834 shares of Common Stock at $7.53 per share, for an aggregate purchase price of $16.0 million, pursuant to the Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997 (the "Stock Purchase Agreement"), among the Company, IP, TJS, and certain members of the Company's management. The Company used the proceeds to fund, in part, its acquisition of Pac Rim. The price of the Common Stock was determined based on its per share price as quoted on The Nasdaq National Market during a certain period preceding the September 17, 1996 announcement of the Pac Rim acquisition, and represented in April 1997, a significant discount to the then current market price of the Common Stock. Mr. Gruber's election as a director of the Company was effective upon the consummation of the acquisition of Pac Rim. The Company's Board of Directors (without Messrs. Gentz, Seaman, Spass, Germain, and Cooper, who disclosed their conflict of interest, withdrew from the discussion and abstained from the vote) unanimously approved the Stock Purchase Agreement. The negotiations of the Stock Purchase Agreement were conducted by Mr. Pecchenino on behalf of the Company.

     The Stock Purchase Agreement contains, in addition to customary terms and provisions, certain covenants by IP that shall remain effective so long as IP and its Associates beneficially own an aggregate of 15% or more of the Company's Common Stock on a fully diluted basis. For purposes of the Stock Purchase Agreement, "Associates" means each of CentreLine, Centre Re, III, IIA, and any person or entity that controls, is under common control with, or is controlled by IP or such persons or entities, and all individuals who are officers, directors, or control persons of any such entities, including IP. One such covenant, with certain limited exceptions, prohibits IP or any of its Associates from acquiring any additional shares of Common Stock, entering into a merger or business combination involving the Company, participating in any solicitation of proxies, or participating in any group with respect to the foregoing, without a two-third majority vote of (i) the non-Associate and non-employee directors or
(ii) the Company's stockholders (excluding those shares held by IP and its Associates and by executive officers having to report transactions in Common Stock under securities laws). Other covenants provide that IP and its Associates will not elect more than five directors (or the highest number that is less than a majority of the Board of Directors) and that IP and its Associates will not transfer any of its shares except in certain types of specified transactions. Further, other than with respect to the election of directors of the Company, IP and its Associates agreed that, with respect to any vote of the stockholders of the Company on a particular matter, if the aggregate number of all shares that are voted in like manner by IP and its Associates shall be greater than 35% of the total number of shares voted, then those votes that exceed such 35% threshold shall be voted in the same proportion as the other stockholders voted their shares with respect to such matter.

     In connection with the Stock Purchase Agreement, the Company entered into an agreement with all holders of the Company's outstanding warrants pursuant to which such holders are prohibited from exercising their warrants until April 2000 unless prior approval of the Company's Board of Directors is obtained. This restriction was implemented in order to reduce the risk that the Company would undergo an ownership change for purposes of Section 382 of the Code and thus be limited in its ability to use its NOLs. See "Business -- Risk
Factors -- Availability of Net Operating Loss Carryforwards."

     In addition, each of Messrs. Spass and Gruber are executive officers of Insurance Partners Advisors, L.P. ("IPA"). On April 11, 1997, IPA received a transaction fee from the Company of $625,000, representing a percentage of all of the funds raised in connection with the acquisition of Pac Rim.

MANAGEMENT PURCHASE OF EQUITY

     In April 1997, 30 members of the Company's management and TJS, at the time a 10% or greater stockholder of the Company, purchased an aggregate of 265,604 shares of the Company Common Stock at $7.53 per share for an aggregate purchase price of $2.0 million under the Stock Purchase Agreement. As is its policy, IP requested that management participate with IP in its purchase of Common Stock under the same Stock Purchase Agreement. Of the 2,390,438 shares of Common Stock issued in the financing transaction, 2,124,834 shares were acquired by IP, as discussed above, 132,802 shares were acquired by TJS, 25,234 were acquired by William Gentz (a director and the President and Chief Executive Officer of the Company), 25,232 were acquired by J. Chris Seaman (a director, an Executive Vice President and Chief Financial Officer of the Company), 9,296 were acquired by Joseph P. Wolonsky (who was then a Senior Vice President of the Company, but who subsequently resigned from the Company as of June 30, 1997), 9,296 were acquired by Karl O. Johnson (a Senior Vice President of Superior Pacific), 9,296 were acquired by Douglas R. Roche (a senior Vice President of the Company) and 54,448 were acquired by other members of management.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1)  FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996
    Consolidated Statements of Operations for the Years Ended December 31, 1997 (Restated), 1996 and 1995
    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows, as Restated for the Years Ended December 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

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

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.4         1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock
                     Purchase Plan***
        10.5         1995 Stock Incentive Plan***
    OTHER MATERIAL CONTRACTS
        10.6         Aggregate Excess of Loss Cover entered into on the 30th day of August 1991, between Centre Reinsurance Limited (Centre
                     Re) and the Company, as amended*
        10.7         Multi-year Prospective Accident Year Stop Loss Reinsurance
                     Contract effective the 1st of January 1993, between Centre
                     Reinsurance International Company and the Company (the "1993
                     Centre Re Contract")*
        10.8         Letter dated March 28, 1996 from the Company canceling the
                     1993 Centre Re Contract effective January 1, 1996***
        10.9         Workers' Compensation and Employers' Liability Quota Share
                     Insurance Contract No. 30006A effective January 1, 1994,
                     between the Company and Zurich Reinsurance Centre, as
                     amended (the "ZRC Contract")*
        10.10        Addendum No. 4 to the ZRC Contract effective as of January
                     1, 1996***
        10.11        Addendum No. 1 to the Retrocession Agreement (an ancillary agreement to the ZRC Contract) effective as of January 1,
                     1996***
        10.12        Lease, dated 27th day of October 1988, by and between
                     Corporate Center at Malibu Canyon, a California Limited
                     Partnership and the Company, relating to the lease of the
                     Company's home office and Calabasas Branch Facilities*
        10.13        Lease, dated 27th of July 1993, by and between TOMOE
                     Investment and Development, Inc. and the Company, relating to the lease of its South San Francisco Facility*
        10.14        Lease, dated 14th of November 1991, by and between Dean
                     Witter Reynolds and the Company relating to the lease of its
                     Fresno Facilities*
        10.15        Lease, dated 23rd of February 1993, by and between Shaw
                     Avenue Associates, a California Limited Partnership and the
                     Company relating to the lease of its Fresno Facilities*
        10.16        Lease, dated 14th of February 1994, by and between Contra
                     Costa County Employees Retirement Association and the
                     Company relating to its Sacramento Facility*
        10.17        Agreement in Principle dated 29th of March 1994 by and
                     between the Company and Centre Reinsurance Limited or one of its affiliates*
        10.18        Limited Partnership Agreement of Superior National Capital,
                     L.P. with certificate of Limited Partnership and Certificate of Exempted Partnership, all as filed on the 28th of June
                     1994, with the Registrar of Companies of Bermuda*
        10.19        Termination and Release Agreement dated as of December 3,
                     1997 among the Company, Superior Pacific Insurance Group,
                     Inc., the subsidiaries of the Company signatories thereto,
                     The Chase Manhattan Bank and certain financial institutions with respect to the Credit Agreement dated as of April 11,
                     1997(4)
        10.20        Purchase warrant, dated as of the 30th of June 1994,
                     entitling Centreline Reinsurance Limited to purchase 579,356 shares of the Company's common stock*
        10.21        Form of Common Stock Purchase Warrant, held by those members of the Company's management and other parties set forth on the schedule attached thereto, to purchase an aggregate of
                     1,566,465 shares of the Company common stock(4)
        10.22        Stock Purchase Agreement dated as of September 17, 1996, as amended and restated effective as of February 17, 1997,
                     among the Company, Insurance Partners, L.P., Insurance
                     Partners Offshore (Bermuda), L.P., TJS Partners, L.P., and
                     certain members of the Company's management*****

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.23        Registration Rights Agreement dated as of April 11, 1997
                     among the Company, Insurance Partners, L.P. and Insurance
                     Partners Offshore (Bermuda), L.P.+++
        10.24        Registration Rights Agreement dated as of December 3, 1997 among the Company, the Trust and the Initial Purchasers
                     named therein(4)
        10.25        Letter Agreement dated November 25, 1996 among the Company and the shareholders and holders of warrants party thereto, relating to such warrants and certain registration rights+++
        10.26        Agreement with Prime Advisors regarding investment
                     Management Services provided to the Company dated April 12,
                     1997+++
        10.27        Addendum No. 2 to the Retrocession Agreement between
                     Superior National Insurance Company and Zurich Reinsurance
                     Centre, Inc. effective January 1, 1997(4)
        10.28        State of California Department of Insurance Amended
                     Certificate of Authority+++++
        10.29        The Pacific Rim Assurance Company 401(k) Plan (incorporated by reference from Exhibit 10.11 of Pac Rim Holding
                     Corporation's Registration Statement on Form S-1)(1)
        10.33        Office Space Lease dated February 11, 1991 between Rancon
                     Realty Fund V and The Pacific Rim Assurance Company(1)
        10.34        Office building lease dated January 21, 1992 between The
                     Pacific Rim Assurance Company and Trizec Warner, Inc. for
                     office space in Woodland Hills, California, and related
                     Guaranty of Pac Rim Holding Corporation(1)
        10.35        Addendum No. 2 dated as of September 2, 1992 of Office
                     Building Lease between The Pacific Rim Assurance Company and
                     Trizec Warner, Inc.(1)
        10.36        Office Building Lease dated October 2, 1992, between The
                     Pacific Rim Assurance Company and Richard V. Gunner & George
                     Andros, for office space in Fresno, California(1)
        10.37        Sublease dated February 3, 1994 between The Pacific Rim
                     Assurance Company and the Federal Emergency Management
                     Agency, for office space in Woodland Hills, California(1)
        10.38        Sublease dated February 25, 1994 between The Pacific Rim
                     Assurance Company and The Money Store, for office space in
                     Woodland Hills, California(1)
        10.39        Lease Amendment #1, dated April 1, 1993, to the Office
                     Property Lease between Rancon Realty Fund V, and The Pacific
                     Rim Assurance Company(1)
        10.40        Sublease dated May 1, 1994 between The Pacific Rim Assurance
                     Company and Group Data Services, Incorporated(1)
        10.41        Office lease between L.A.X. Business Center, and Pac Rim
                     Holding Corporation dated June 1, 1995(1)
        10.42        Certificate of Authority from Department of Insurance, State of Arizona to transact the business of Casualty With
                     Workers' Compensation Insurance(1)
        10.43        Certificate of Authority from Department of Insurance, State of Texas to transact the business of casualty with workers'
                     compensation insurance(1)
        10.44        Sublease dated August 15, 1995 between The Pacific Rim
                     Assurance Company and the General Services Administration(1)
        10.45        Sales, License and Service Agreement dated November 14, 1995 between Macess Corporation and The Pacific Rim Assurance
                     Company for equipment purchases, software license and
                     professional prepaid support and software maintenance(1)
        10.47        Certificate of Authority from the State of Georgia Office of
                     Commissioner of Insurance, to transact the business of
                     Property and Casualty (including Workers' Compensation)(1)

    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------
        10.48        Producer agreement between Regional Benefits Insurance
                     Services, a subsidiary of Superior Pacific Casualty Company, and Hull & Co., Inc., dated May 15, 1996(2)
        10.49        Producer agreement between Regional Benefits Insurance
                     Services, and Gulf Atlantic Management Group, Inc., dated
                     May 15, 1996(2)
        10.50        Office lease between Gulf Atlantic Investment Group, Inc.
                     and Regional Benefits Insurance Services, Inc., dated May
                     20, 1996(2)
        10.51        Employment Agreement between Pac Rim Holding Corporation and
                     Stanley Braun, dated April 15, 1994, as amended March 27,
                     1995, and March 30, 1996(3)
        10.52        Third Amendment to Employment Agreement between Pac Rim
                     Holding Corporation and Stanley Braun, dated as of April 10,
                     1997++++
        10.53        Agreement for Services between REM and SNIC, relating to the
                     Claims Severity Management Program(5)
        10.54        Average Existing Claim Severity Agreement Effective:
                     December 31, 1997 between ZRNA and Superior Pacific(5)
        10.55        Lease dated October 29, 1997 between Property California OB
                     One Corporation and SNIC, relating to the lease of its
                     Pleasanton, California, facility(5)
        11           Calculation of Earnings Per Share
        21           Subsidiaries of the Company(4)
        27.1         Financial Data Schedule
        99.1         Form of Letter of Transmittal(4)
        99.2         Form of Notice of Guaranteed Delivery(4)
        99.3         Form of Exchange Agent Agreement(4)

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

(5) Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, as filed with the SEC on March 31, 1998, and as amended hereby.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: October 16, 1998
                                          SUPERIOR NATIONAL INSURANCE GROUP,
                                          INC.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ WILLIAM L. GENTZ               Director, President and Chief          October 16, 1998
---------------------------------------------  Executive Officer (Principal
              William L. Gentz                 Executive Officer)

             /s/ J. CHRIS SEAMAN               Director, Executive Vice President     October 16, 1998
---------------------------------------------  and Chief Financial Officer
               J. Chris Seaman                 (Principal Financial Accounting
                                               Officer)

            /s/ STEVEN D. GERMAIN              Director                               October 16, 1998
---------------------------------------------
              Steven D. Germain

           /s/ THOMAS J. JAMIESON              Director                               October 16, 1998
---------------------------------------------
             Thomas J. Jamieson

             /s/ GORDON E. NOBLE               Director                               October 16, 1998
---------------------------------------------
               Gordon E. Noble

            /s/ C. LEN PECCHENINO              Director                               October 16, 1998
---------------------------------------------
              C. Len Pecchenino

           /s/ CRAIG F. SCHWARBERG             Director                               October 16, 1998
---------------------------------------------
             Craig F. Schwarberg

             /s/ ROBERT A. SPASS               Director                               October 16, 1998
---------------------------------------------
               Robert A. Spass

            /s/ BRADLEY E. COOPER              Director                               October 16, 1998
---------------------------------------------
              Bradley E. Cooper

            /s/ STEVEN B. GRUBER               Director                               October 16, 1998
---------------------------------------------
              Steven B. Gruber

            /s/ ROGER W. GILBERT               Director                               October 16, 1998
---------------------------------------------
              Roger W. Gilbert

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

Common Stock...............  Common Stock of the Company.

Company....................  Superior National Insurance Group, Inc., a Delaware
                             corporation and its subsidiaries, on a consolidated basis.

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

WCIRB......................  California Workers' Compensation Insurance Rating
                             Bureau.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                                              PAGE
                                                              -----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................    F-1

INDEPENDENT AUDITORS' REPORT................................    F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997 (restated), 1996 and 1995............    F-4
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 1997, 1996 and 1995...    F-5
  Consolidated Statements of Cash Flows (restated) for the
     years ended December 31, 1997, 1996 and 1995...........    F-6
  Notes to Consolidated Financial Statements................    F-7

FINANCIAL STATEMENTS SCHEDULES:
  Schedule I:  Condensed Financial Information of
               Registrant, Superior National Insurance
               Group, Inc...................................   F-32
  Schedule II:  Valuation and Qualifying Accounts and
                Reserves....................................   F-37
  Schedule V:  Supplemental Insurance Information,
               Reinsurance and Supplemental Property and
               Casualty Insurance Information...............   F-38

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

     As discussed in note 19 to the consolidated financial statements, certain reclassifications were made to the accompanying consolidated financial statements that resulted in restatements to amounts previously reported.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
March 27, 1998, except as to
note 19 which is as
of October 12, 1998

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Investments:
  Bonds and Notes
    Available-for-sale, at market (cost: 1997, $203,373;
     1996, $46,549).........................................  $205,214     $ 46,330
  Equity securities, at market
    Common stock (cost: 1997, $1,356; 1996, $1,199).........     1,526        1,173
  Short-term investments, at cost...........................     6,634       67,514
                                                              --------     --------
         TOTAL INVESTMENTS..................................   213,374      115,017
Cash and cash equivalents (restricted cash: 1997, $651;
  1996, $1,747).............................................    28,742       34,423
Reinsurance recoverable:
  Paid and unpaid claims and claim adjustment expenses......    53,082       25,274
  Premiums receivable (less allowance for doubtful accounts
    of $800 in 1997 and $300 in 1996).......................    24,364        9,390
  Earned but unbilled premiums receivable...................    12,524        5,251
  Accrued investment income.................................     2,661        1,035
  Deferred policy acquisition costs.........................     5,879        3,042
  Deferred income taxes.....................................    25,104        9,520
  Funds held by reinsurer...................................     5,152        1,948
  Receivable from a related party reinsurer.................        --      110,527
  Prepaid reinsurance premiums..............................     1,598        1,039
  Goodwill..................................................    35,887           --
  Prepaid and other.........................................    21,106        7,364
                                                              --------     --------
         TOTAL ASSETS.......................................  $429,473     $323,830
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Claims and claim adjustment expenses......................  $201,255     $115,529
  Unearned premiums.........................................    12,913        9,702
  Reinsurance payable.......................................     3,412          874
  Long-term debt............................................        30       98,961
  Policyholder dividends....................................     1,370           --
  Capital lease obligation..................................     7,626           --
  Discontinued operations liability.........................    12,904       17,261
  Accounts payable and other liabilities....................    28,868       12,741
                                                              --------     --------
         TOTAL LIABILITIES..................................   268,378      255,068
1994 PREFERRED SECURITIES ISSUED BY AFFILIATE; authorized
  1,100,000 shares; issued and outstanding 1,013,753 shares
  in 1996...................................................        --       23,571
COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY SENIOR SUBORDINATED NOTES OF SNIG;
  $1,000 face per share; issued and outstanding 105,000
  shares in 1997............................................   101,277           --

                                STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares;
  issued and outstanding 5,871,279 shares in 1997 and
  3,446,492 shares in 1996..................................        59           34
Paid-in capital excess of par...............................    34,242       15,988
Unrealized (loss) gain on investments, net of taxes.........     1,327         (162)
Paid-in capital -- warrants.................................     2,206        2,206
Retained earnings...........................................    21,984       27,125
                                                              --------     --------
         NET STOCKHOLDERS' EQUITY...........................    59,818       45,191
                                                              --------     --------
         TOTAL LIABILITIES, PREFERRED SECURITIES AND NET
          STOCKHOLDERS' EQUITY..............................  $429,473     $323,830
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997       1996       1995
                                                              --------    -------    -------
                                                              (RESTATED)

                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
REVENUES:
  Premiums written, net of reinsurance ceded................  $136,929    $87,715    $89,139
  Net change in unearned premiums...........................     3,991        933        596
                                                              --------    -------    -------
  Net premiums earned.......................................   140,920     88,648     89,735
  Net investment income.....................................    12,674      7,769      9,784
                                                              --------    -------    -------
        TOTAL REVENUES......................................   153,594     96,417     99,519
                                                              --------    -------    -------
EXPENSES:
  Claims and claim adjustment, net of reinsurance recoveries of $32,383, $6,064 and $2,418 in 1997, 1996 and 1995
    respectively............................................    90,447     55,638     53,970
  Commissions, net of reinsurance ceding commissions of
    $4,868, $2,030 and $1,350 in 1997, 1996 and 1995
    respectively............................................    13,838     10,426     11,881
  Policyholder dividends....................................        --     (5,927)    (5,742)
  Interest..................................................     6,335      7,527      9,619
  General and administrative
    Underwriting............................................    23,857     23,712     17,566
    Loss on termination of financing transaction with a
     related party reinsurer................................    15,699         --         --
    Other...................................................       817       (186)       536
    Goodwill................................................     1,039         --         --
                                                              --------    -------    -------
        TOTAL EXPENSES......................................   152,032     91,190     87,830
                                                              --------    -------    -------
Income before income taxes, preferred securities dividends
  and accretion, discontinued operations, and extraordinary
  items.....................................................     1,562      5,227     11,689
Income tax expense (benefit)................................     1,099      1,597        (12)
                                                              --------    -------    -------
Income before preferred securities dividends and accretion,
  discontinued operations and extraordinary items...........       463      3,630     11,701
Preferred Securities dividends and accretion, net of income
  tax benefit of $1,260, $858 and $767 in 1997, 1996 and
  1995 respectively.........................................    (2,445)    (1,667)    (1,488)
Trust Preferred Securities dividends and accretion, net of
  income tax benefit of $321 in 1997........................      (624)        --         --
Loss from operations of discontinued property and casualty
  operations, net of income tax benefit of $5,070 in 1995...        --         --     (9,842)
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $762................................    (1,480)        --         --
Extraordinary loss on redemption of Pac Rim's outstanding
  debentures, net of income tax benefit of $327.............      (635)        --         --
Extraordinary loss on retirement of preferred securities,
  net of income tax benefit of $134.........................      (259)        --         --
Extraordinary loss on early retirement of Imperial Bank loan
  net of income tax benefit of $83..........................      (161)        --         --
                                                              --------    -------    -------
        NET (LOSS) INCOME...................................  $ (5,141)   $ 1,963    $   371
                                                              ========    =======    =======
BASIC EARNINGS PER SHARE:
  Income before preferred securities dividends and
    accretion, and extraordinary items......................  $   0.09    $  1.06    $  3.41
  Preferred securities dividends and accretion..............     (0.58)     (0.49)     (0.43)
  Discontinued operations...................................        --         --      (2.87)
  Extraordinary items.......................................     (0.49)        --         --
                                                              --------    -------    -------
        NET (LOSS) INCOME...................................  $  (0.98)   $  0.57    $  0.11
                                                              ========    =======    =======
DILUTED EARNINGS PER SHARE:
  Income before preferred securities dividends and
    accretion, and extraordinary items......................  $   0.07    $  0.75    $  2.97
  Preferred securities dividends and accretion..............     (0.44)     (0.34)     (0.38)
  Discontinued operations...................................        --         --      (2.50)
  Extraordinary items.......................................     (0.37)        --         --
                                                              --------    -------    -------
        NET INCOME..........................................  $  (0.74)   $  0.41    $  0.09
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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997       1996       1995
                                                              --------   --------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (5,141)  $  1,963   $     371
                                                              --------   --------   ---------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Amortization of bonds and preferred stock...............    (1,073)    (1,581)     (3,575)
    Amortization of long-term debt..........................        68         --          --
    Loss/(gain) on sale of investments......................        98        (31)        525
    Gain on sale of Centre Re investments...................        --     (2,036)     (4,891)
    Amortization of goodwill................................     1,039         --          --
    Loss on termination of financing transaction with a
     related party reinsurer................................    15,699         --          --
    Extraordinary loss......................................     2,535         --          --
    Interest expense on long-term debt......................     3,581         --          --
    Preferred securities dividends and accretion............     3,069      2,526       2,255
    (Increase) decrease in reinsurance balances
     receivable.............................................   (23,789)    14,339      28,516
    Decrease (increase) in investments withheld from a
     related party reinsurer................................        --    117,980     (13,339)
    (Increase) decrease in premiums receivable..............    (1,848)     2,184       6,901
    (Increase) decrease in earned but unbilled premiums
     receivable.............................................    (3,131)    (2,101)      3,336
    (Increase) decrease in accrued investment income........      (986)       792        (491)
    (Increase) decrease in deferred policy acquisition
     costs..................................................    (2,837)      (262)        125
    Decrease in income taxes receivable.....................        --         --       1,721
    Decrease (increase) in deferred taxes...................     1,095        735      (5,853)
    Increase in funds held by reinsurer.....................    (3,204)      (976)       (972)
    Increase in receivable from a related party reinsurer...        --   (110,527)         --
    Increase in prepaid reinsurance premiums................    (2,406)      (287)        (88)
    Decrease (increase) in other assets.....................     1,637     (1,287)     (1,413)
    Decrease in claims and claim adjustment expense
     reserves...............................................   (24,523)   (25,966)    (29,763)
    Decrease in unearned premium reserves...................    (3,648)      (645)       (508)
    Increase (decrease) in reinsurance payable..............     2,538        504      (2,835)
    Decrease in policyholder dividends payable..............        --     (8,094)    (10,970)
    Decrease in discontinued operations.....................        --         --      (4,223)
    (Decrease) increase in accounts payable and other
     liabilities............................................   (11,143)     5,321      (1,994)
                                                              --------   --------   ---------
    Total adjustments.......................................   (47,229)    (9,412)    (37,536)
                                                              --------   --------   ---------
        Net cash (used in) provided by operating
        activities..........................................   (52,370)    (7,449)    (37,165)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital -- stock options taken..................       279         79           2
    Proceeds from issuance of common stock..................    18,000         --          --
    Proceeds from Trust Preferred Securities net of $3.7
     million issuance.......................................   101,272         --          --
    Long-term debt -- Chase Manhattan Bank..................    41,257         --          --
    Retirement of long-term debt -- Chase Manhattan Bank....   (44,000)        --          --
    Retirement of 1994 Preferred Securities.................   (27,668)        --          --
    Retirement of long-term debt............................    (7,250)    (1,250)     (1,200)
    Prepayment penalty on long-term debt....................      (244)        --          --
    Retirement of long-term debt -- Chase financing.........        --     (1,410)         --
    Proceeds from Chase Financing...........................        --     93,091          --
                                                              --------   --------   ---------
        Net cash provided by (used in) financing
        activities..........................................    81,646     90,510      (1,198)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................  (226,749)   (43,257)     (4,611)
  Purchases of common stock.................................    (1,496)      (513)       (680)
  Purchase of Pacific Rim Holding Company...................   (44,016)        --          --
  Investments and cash for discontinued operations..........    (4,357)    17,261      (1,581)
  Sales of bonds and notes: Investments
    available-for-sale......................................   109,082     25,343      17,643
  Maturities of bonds and notes:
    Investments held-to-maturity............................        --         --       2,250
    Investments available-for-sale..........................    15,042     12,771       3,035
  Sales of equity securities................................     1,197         --          --
  Net decrease in short-term investment.....................   116,340    (66,431)     25,962
                                                              --------   --------   ---------
  Net cash (used in) provided by investing activities.......   (34,957)   (54,826)     42,018
                                                              --------   --------   ---------
  Net (decrease) increase in cash...........................    (5,681)    28,235       3,655
  Cash and cash equivalents at beginning of period..........    34,423      6,188       2,533
                                                              --------   --------   ---------
  Cash and cash equivalents at end of period................  $ 28,742   $ 34,423   $   6,188
                                                              ========   ========   =========
  Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes..............  $      4   $      4   $       4
                                                              ========   ========   =========
    Cash paid during the year for interest..................  $  2,803   $    641   $     808
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

  Acquisition

     On April 11, 1997, the Company acquired all of the outstanding stock of Pac Rim Holding Corporation ("Pac Rim") for aggregate consideration of $42.0 million in cash. This consideration resulted in payments of $20.0 million to Pac Rim stockholders, $20.0 million to Pac Rim's convertible debenture holders, and $2.0 million to Pac Rim's warrant and option holders. In addition, the Company incurred $2.0 million in transaction fees and related expenses. The Company financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18 million of newly issued shares of common stock. The term loan was subsequently retired from funds raised from the sale of $105 million of 10.75% Trust Preferred Securities. As a result of the term loan's being retired, the Company recorded an extraordinary loss, net of federal income taxes, of $1.5 million.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The unaudited pro forma condensed consolidated results of operations presented below assume the transaction occurred had the acquisition taken place at the beginning of each period presented.

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

     These unaudited pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period or of future operations of the combined companies.

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

  Cash and Cash Equivalents and Short-term Investments

     Cash includes currency on hand and demand deposits with financial institutions. Short-term investments represents short-term, highly liquid investments, with an original maturity date of less than a year and greater than 90 days. Short-term investments is carried at cost, which approximates market.

  Investments

     Investments in debt instruments consist primarily of bonds and collateralized mortgage obligations. Debt instruments and equities are classified as (i) "held-to-maturity" (carried at amortized cost); (ii) "trading" (carried at market with differences between cost and market being reflected in the results of operations); or (iii) if not otherwise classified, as "available-for-sale" (carried at market with differences between cost and market being reflected as a separate component of stockholders' equity, net of applicable income tax effect). The premiums and discounts on fixed maturities and collateralized mortgage obligations are amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Current market values of investments are obtained from published sources. Declines in market value that are considered other than temporary are charged to operations.

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

  Deferred Policy Acquisition Costs

     Acquisition costs, consisting principally of commissions, premium taxes, and certain marketing, loss control, policy issuance, and underwriting costs related to the production of SNIC's workers' compensation business, are deferred and amortized ratably over the terms of the policies. If recoverability of such costs is not anticipated, the amounts not considered recoverable are charged to income. In determining estimated recoverability, the computation gives effect to the premium to be earned, related investment income, claims and claim adjustment expenses, and certain other costs expected to be incurred as the premium is earned.

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

     Changes in Company operations and management philosophy also may cause actual developments to vary from the past. The adoption of new data processing systems, shifts to underwriting more or less hazardous

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES risk classifications, the hiring of new claims personnel, changes in claims servicing vendors and third party administrators, may all change rates of reserve development, payments, and claims closings, increasing or decreasing claims severity and closing rates.

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

  Use of Management Estimations

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES disclosures of contingent assets and liabilities at the date of the financial statements. The Company has provided such estimates for its workers' compensation claims and claim adjustment expenses; discontinued operations; policyholder dividends; earned but unbilled premiums; and deferred tax balances in its financial statements. While these estimates are based upon analyses performed by management, outside consultants, and actuaries, the amounts the Company will ultimately pay may differ materially from the amounts presently estimated.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Related Interpretations in accounting for its employee stock options.

  Business Relationships with Related Parties

     In April 1997, Insurance Partners, L.P. ("IP Delaware") and Insurance Partners (Offshore) Bermuda, L.P. ("IP Bermuda" and, together with IP Delaware, "IP") purchased 2,124,834 shares of Common Stock at $7.53 per share, for an aggregate purchase price of $16.0 million. As a result of this purchase, IP owns approximately 36.2% of the outstanding Common Stock (approximately 24.8% on a fully diluted basis). Certain affiliates of Zurich Reinsurance Centre Holdings LLC ("Zurich") are limited partners of IP Delaware and IP Bermuda and hold approximately 23% of the limited partnership interests in those partnerships on an aggregate basis (representing an aggregate, indirect ownership by such affiliates of approximately 5.7% of the Common Stock on a fully diluted basis).

     In March 1992, the Company issued warrants (the "Warrants") to purchase 1,616,886 shares of Common Stock in connection with the sale of its 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11.0 million, which notes have since been redeemed. The Warrants are exercisable at $4.00 per share and expire April 1, 2002. International Insurance Investors, L.P. ("III") purchased 1,474,306 of the Warrants (which have since been distributed to III's partners), 1,243,332 of which are subject to a revocable agency relationship with International Insurance Advisors, Inc. ("IIA"), pursuant to which IIA exercises the voting or consent rights of such Warrants and the underlying shares of Common Stock. Management acquired the remaining 142,580 Warrants. Centre Solutions (Bermuda) Limited ("Centre Solutions"), an affiliate of Zurich, holds 395,128 of the Warrants (subject to the revocable agency relationship with IIA), representing approximately 4.6% of the Common Stock on a fully diluted basis. As of December 31, 1997, Warrants to purchase 1,566,465 shares of Common Stock were outstanding, as Warrants to purchase 50,421 shares of Common Stock held by management have since been retired upon the termination of their employment with the Company.

     In June 1994, in connection with a $20.0 million investment in the Company (and its affiliate, Superior National Capital, L.P.) by CentreLine Reinsurance Limited ("Centre Line"), an affiliate of Zurich, the Company issued to CentreLine a warrant to purchase 579,356 shares of Common Stock at an exercise price of $5.20 per share, which expires April 1, 2002. These warrants represent approximately 6.8% of the Common Stock on a fully diluted basis.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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
                                                              ========     ========

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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
                                            =======        ====         =====       =======

     The market value of equity securities as of December 31, 1996 are as follows:

                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                              COST         GAINS         LOSSES      VALUE
                                            ---------    ----------    ----------    ------
Equity Securities:
  Corporate Instruments...................   $1,199         $73           $(99)      $1,173
                                             ------         ---           ----       ------
  Total Equity Securities.................   $1,199         $73           $(99)      $1,173
                                             ======         ===           ====       ======

     A summary of net investment income for the years ended December 31, are as follows:

                                                          1997       1996      1995
                                                         -------    ------    -------
Interest on bonds and notes............................  $ 9,124    $6,628    $ 9,310
Interest on short-term investments, cash and cash
  equivalents..........................................    4,068     1,609      1,297
Realized gains (losses)................................       44        31       (525)
Other..................................................      190        --         --
                                                         -------    ------    -------
Total investment income................................   13,426     8,268     10,082
Investment expense.....................................     (752)     (499)      (298)
                                                         -------    ------    -------
Net investment income..................................  $12,674    $7,769    $ 9,784
                                                         =======    ======    =======

     Realized gains (losses) on investments for the years ended December 31, are as follows:

                                                              1997    1996    1995
                                                              ----    ----    -----
Bonds and notes.............................................  $44     $31     $(525)
Equity securities...........................................   --      --        --
                                                              ---     ---     -----
Total.......................................................  $44     $31     $(525)
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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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
                                                     ========    ========    ========

     During 1997, the Company continued to experience decreased frequency of claims and at the same time experienced an increase in claims severity for accident years 1995 and thereafter. The Company's net claim and claim adjustment expense ratio for accident year 1997, at the end of calendar year 1997, was 68.0%, versus 65.0% and 65.6% for accident years 1996 and 1995, at their respective calendar year ends.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Assets:
  Reinsurance recoverables..................................  $ 5,937    $ 8,604
                                                              -------    -------
          Total Assets......................................  $ 5,937    $ 8,604
                                                              =======    =======
Liabilities:
  Claims and claim adjustment expense reserves..............  $18,686    $25,466
  Other liabilities.........................................      155        399
                                                              -------    -------
          Total Liabilities.................................  $18,841    $25,865
                                                              =======    =======

(6)  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:

                                                          1997       1996      1995
                                                         -------    ------    -------
Continuing operations..................................  $ 1,099    $1,597    $   (12)
Dividend accrued on preferred securities...............   (1,581)     (858)      (767)
Discontinued operations................................       --        --     (5,070)
Extraordinary items....................................   (1,305)       --         --
                                                         -------    ------    -------
          Total........................................  $(1,787)   $  739    $(5,849)
                                                         =======    ======    =======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     Income tax expense (benefit) from continuing operations for the years ended December 31, 1997, 1996, and 1995 is composed of the following amounts:

                                                              1997      1996     1995
                                                             ------    ------    ----
Current....................................................  $    4    $    4    $  4
Deferred...................................................   1,095     1,593     (16)
                                                             ------    ------    ----
          Total............................................  $1,099    $1,597    $(12)
                                                             ======    ======    ====

     Taxes computed at the statutory rate of 34% varied from the amounts reported in the consolidated statements of income at December 31, as follows:

                                                           1997      1996      1995
                                                          ------    ------    -------
Income taxes at statutory rates.........................  $  531    $1,777    $ 3,974
Effect of tax-exempt interest...........................     (10)      (22)       (15)
Effect of meals and entertainment.......................      42        38         38
Effect of goodwill amortization.........................     353        --         --
Research and development credit.........................     179      (200)        --
Change in valuation allowance for tax assets............      --        --     (4,013)
Other...................................................       4         4          4
                                                          ------    ------    -------
          Total.........................................  $1,099    $1,597    $   (12)
                                                          ======    ======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, are presented below:

                                                                1997        1996
                                                              --------    --------
Deferred tax assets:
  Original issue discount...................................  $     --    $  5,764
  Net operating loss carryforward...........................    43,918      29,062
  Alternate minimum tax credit carryforward.................     1,035         701
  Loss reserve discounting..................................     7,787          --
  Unearned premium liability................................       878         660
  Policyholder dividends....................................       466          --
  Deferred gain on capital lease............................       546          --
  Unrealized loss on available-for-sale securities..........        --          84
  Research and development credit...........................        21         200
  Other.....................................................       403         281
                                                              --------    --------
  Total gross deferred tax assets...........................    55,054      36,752
  Less: Valuation allowance.................................    (8,129)         --
                                                              --------    --------
          Total.............................................    46,925      36,752
                                                              --------    --------
Deferred tax liabilities:
  Loss reserves.............................................        --      (9,139)
  Discontinued operations...................................    (3,039)     (1,245)
  Reinsurance experience refunds............................   (15,300)    (15,300)
  Deferred acquisition costs................................    (1,999)     (1,034)
  Direct collection allowance...............................      (799)       (510)
  Unrealized gain on available-for-sale investments.........      (684)         --
  Reinsurance payable.......................................        --          (4)
                                                              --------    --------
  Total gross deferred tax liabilities......................   (21,821)    (27,232)
                                                              --------    --------
     Net deferred tax asset.................................    25,104       9,520
                                                              ========    ========

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

     At December 31, 1997, the Company had a tax net operating loss carryforward of $130.2 million that begins to expire in the year 2006. Based on projections of taxable income expected to be realized during the carryforward period for the Company's net operating losses, there is a possibility that up to $24.0 million of such net operating loss carryforwards may expire prior to their utilization. Accordingly, a valuation allowance has been established to reflect the possibility that this portion of the net operating loss carryforwards may expire.

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

     In 1996, as a result of the transaction entered into between the Company, Centre Re, and Chase Manhattan Bank (see Note 8), the reinsurance receivables related to the 1991 Contract no longer qualify as reinsurance receivables under the conditions established in SFAS 113. Therefore, in 1996 the receivables were reclassified as receivables from a related party reinsurer on the balance sheet.

     Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract ("1993 Contract") with Centre Re. From SNIC's perspective, the 1993 Contract substantively operated as a one-year contract with at least four one-year options to renew that were exercisable solely at the Company's election during the first five years of the contract. Subsequent to January 1, 1998, the 1993 Contract could have been terminated by either SNIC or Centre Re upon 30 days notice. The 1993 Contract required the Company to cede not less than $15 million and not more than $20 million of premium to Centre Re with respect to any

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES covered accident year. Claims and allocated claim adjustment expenses occurring during the accident year are ceded to Centre Re in excess of a variable percentage of earned premium (60%, 56.5%, and 57.5% for the 1995, 1994, and 1993 accident years, respectively) and are subject to a limit of 130% of ceded earned premium, such limit not to exceed $26 million for any accident year.

     As disclosed in the Company's Form 8-K dated January 1, 1996, effective January 1, 1993, Superior National Insurance Company ("SNIC") entered into a multi-year aggregate excess of loss reinsurance contract ("1993 Contract") with Centre Re. From SNIC's perspective, the 1993 Contract substantively operated as a one-year contract with at least four one-year options to renew, exercisable solely at SNIC's election, during the first five years of the contract. Subsequent to January 1, 1998, however, the 1993 Contract could have been canceled by either SNIC or Centre Re upon 30 days notice. Any accident year covered by the 1993 Contract may be commuted at SNIC's option alone on any January 1 subsequent to December 31, 1997. The 1993 Contract required the Company to cede not less than $15 million and not more than $20 million of premium to Centre Re with respect to each of the post-1992 accident years that were covered by the contract. Claims and allocated claim adjustment expenses occurring during the accident years covered by the 1993 Contract may be ceded to Centre Re in excess of variable percentages of earned premium (60%, 56.5%, and 57.5% for the 1995, 1994, and 1993 accident years, respectively).

     As further disclosed in the Company's Form 8-K dated January 1, 1996, SNIC ceded $15 million to Centre Re during each of the years 1993-1995 resulting in an aggregate cession of $45 million of premium to Centre Re under the 1993 Contract. Because SNIC's loss and allocated expense ratios for accident years 1993-1995 were not expected to exceed the percentages set forth above, no losses have been ceded to Centre Re under the 1993 Contract to date. Under the terms of the contract, however, SNIC will receive a refund at least equal to the $45 million of premium ceded to Centre Re at any future commutation date for the 1993 Contract. Because the ceded premium was required by statutory reinsurance rules to be held in a "funds withheld" arrangement, the Company did not actually transfer to Centre Re the premiums due under the 1993 Contract. Hence, the 1993 Contract contemplates that the refund due would be offset against the premiums held in the funds withheld account.

     As further disclosed in the Company's Form 8-K dated January 1, 1996, the 1993 Contract was canceled prospectively effective January 1, 1996, as a result of which SNIC has not ceded premium or loss under the 1993 Contract to Centre Re subsequent to accident year 1995. The cancellation of the 1993 Contract did not affect the measurement or recognition of income or loss previously recorded in the Company's financial statements at any time the 1993 Contract was in force. The reinsurance premiums ceded and experience account balance due from Centre Re with respect to accident years 1993-1995 were not affected by the cancellation of the contract. SNIC retains the right, however, to exercise its option to commute the 1993-1995 accident years at a future date in accordance with the terms of the contract.

     Effective January 1, 1996, the 1993 Contract was canceled prospectively at the Company's election, however, because the 1993 Contract was not commuted from its January 1, 1993 inception date the Company was still subject to the contract's provisions applying to the 1993-1995 accident years. No losses were ceded under the 1993 Contract, and the Company's only recoveries were through the contract's experience account, which would be payable no earlier than January 1, 1998. The experience account accreted at varying rates depending on the commutation date selected by the Company.

     Because Centre Re is an offshore reinsurer, statutory reinsurance security rules required Centre Re to secure the experience account balance via a "funds withheld" arrangement. The Company did not actually transfer to Centre Re premiums due under the 1993 Contract, but withheld the premiums for security purposes. In conjunction with the funds withheld arrangement, the Company agreed to pay Centre Re interest at the Company's average portfolio rate of interest.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     The interest on the funds withheld balance significantly exceeded the accretion to the experience account. Thus, the Company made a business decision to terminate the funds withheld arrangement via a negotiated settlement with Centre Re. In 1996, after lengthy negotiations with Centre Re, the Company agreed to freeze the experience account at $45 million and expensed $5.3 million in consideration of termination of the funds withheld arrangement. The $5.3 million was paid to Centre Re in 1997.

     At present, the Company owes Centre Re $45 million of funds withheld premiums, and Centre Re owes the Company $45 million of experience refunds, neither of which have been accruing interest or accreting since June 30, 1996. Because the Company and Centre Re enjoy the legal right of contractual offset under the 1993 Contract, the two amounts offset to zero in the balance sheet. The 1993 Contract has no further economic effect on either the Company or Centre Re, and the Company will neither receive from nor pay to Centre Re any cash at the future commutation date of the 1993 Contract.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

(9)  PREFERRED SECURITIES ISSUED BY AFFILIATES

     On June 30, 1994, SNIG completed the sale of $20 million of preferred securities and warrants to affiliates of Centre Re in a transaction approved by the shareholders and the California Department of Insurance ("DOI"). The preferred securities were subordinate to the 1994 Loan. A special purpose investment partnership, Superior National Capital, L.P. (the "Limited Partnership"), was formed in Bermuda to issue $20 million face amount of 9.7% redeemable preferred securities ("1994 Preferred Securities") to Centre Reinsurance Services (Bermuda) III, Limited in exchange for $18 million. CentreLine Reinsurance Limited paid the Company $2 million for warrants to purchase 579,356 shares of SNIG's common shares at $5.20 per share, representing a fully-diluted 6.8 percent interest in SNIG. The warrants may be exercised at any time and expire in 2002.

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

     The Company used the net proceeds from the sale of the 10 3/4% Senior Subordinated Notes in the amount of approximately $101.2 million, (i) to repay outstanding debt, consisting of $40.8 million of bank debt and interest incurred in connection with the acquisition of Pac Rim that would have matured in April 2003, bearing an average effective interest rate of 10.2%, (ii) to redeem from an affiliate of Zurich $27.7 million of principal and interest, with an effective rate of 11.7%, of the 1994 Preferred Securities, and (iii) to make a $15 million capital contribution to SNIC. The remaining proceeds are invested in short-term, income-generating, investment-grade securities.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The laws of various states establish supervisory agencies with broad administrative and supervisory powers. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. The Company and Superior Pacific have registered as holding company systems pursuant to such legislation in California. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures and accounting for reinsurance transactions. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and Superior Pacific.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1997       1996
                                                              -------    ------
Pro forma net income........................................  $(5,366)   $1,857
Pro forma earnings per share
  Basic.....................................................    (1.02)     0.54
  Diluted...................................................  $ (0.77)   $ 0.38

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                         1997                         1996                         1995
                              --------------------------   --------------------------   --------------------------
                                            WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                               NUMBER        AVERAGE        NUMBER        AVERAGE        NUMBER        AVERAGE
                              OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                              ---------   --------------   ---------   --------------   ---------   --------------
Stock options outstanding
  beginning of year.........   389,516        $ 5.13        252,500        $4.90         138,750        $4.47
Stock options granted.......   132,257         12.43        146,516         5.46         135,000         5.20
Stock options exercised.....   (22,127)         4.74         (3,100)        4.00            (500)        4.00
Stock options canceled......   (38,567)         5.94         (6,400)        4.61         (20,750)        4.00
                              --------                     --------                     --------
Stock options outstanding,
  end of year...............   461,079        $ 7.17        389,516        $5.13         252,500        $4.90
                              ========        ======       ========        =====        ========        =====
Exercisable at end of
  year......................   152,525            --        102,200           --          56,690           --
Weighted-average fair value
  of options granted during
  the year..................  $   9.76                     $   4.41                     $   4.40

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

     The following is a summary of the transactions under the 1995 Plan for the years ended December 31:

                                 1997                       1996                    1995
                       -------------------------   -----------------------   ------------------
                        NUMBER        OPTION        NUMBER       OPTION       NUMBER     OPTION
                       OF SHARES       PRICE       OF SHARES      PRICE      OF SHARES   PRICE
                       ---------   -------------   ---------   -----------   ---------   ------
Stock Options:
  Stock options
     outstanding
     beginning of
     year............   269,516      $5.20-$7.70    125,000          $5.20         --       --
  Stock options
     granted.........   132,257    11.375-14.875    146,516      5.20-7.70    125,000    $5.20
  Stock options
     exercised.......   (13,002)       4.87-7.70         --             --         --       --
  Stock options
     canceled........   (36,442)     4.87-12.125     (2,000)          5.20         --       --
                        -------                     -------                   -------
  Stock options
     outstanding end
     of year.........   352,329    $4.87-$14.875    269,516    $5.20-$7.70    125,000    $5.20
                        =======    =============    =======    ===========    =======    =====

                                 1997                       1996                    1995
                       -------------------------   -----------------------   ------------------
                        NUMBER        OPTION        NUMBER       OPTION       NUMBER     OPTION
                       OF SHARES       PRICE       OF SHARES      PRICE      OF SHARES   PRICE
                       ---------   -------------   ---------   -----------   ---------   ------
Restricted Options:
  Shares outstanding
     beginning of
     year............    69,265      $4.87-$6.25     36,350          $5.20         --      $--
  Shares granted.....    36,450           12.125     45,934      4.87-6.25     36,350     5.20
  Shares issued......   (12,222)     4.87-12.125    (13,019)     4.87-5.20         --       --
  Shares canceled....    (9,813)     4.87-12.125         --             --         --       --
                        -------                     -------                   -------
  Shares outstanding
     end of year.....    83,680    $4.87-$12.125     69,265    $4.87-$6.25     36,350    $5.20
                        =======    =============    =======    ===========    =======    =====

     At December 31, 1997, 80,050 vested options were exercisable under the 1995 Plan. Shares available for future grants under the 1995 Plan at December 31, 1997 were 188,991.

     Effective January 1, 1990, the Company implemented a 401(k) Plan ("Company Plan") which is available for substantially all employees and under which the Company matches a percentage of the

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES participant's compensation. The employer contributions are discretionary and vest over a five year period. The employer contributions for plan years 1997, 1996, and 1995 were $186, $170, and $150, respectively.

     The Company has no formal post-employment retirement benefit plans; however, the Company has entered into severance contracts with certain former employees for which approximately $366, $48, and $322 of accrued expenses were recorded at December 31, 1997, 1996, and 1995, respectively.

     The Pac Rim Assurance Company 401(k) Plan ("Pac Rim Plan") permits employees of Pac Rim who attain the age of 21 and complete 30 days of employment to elect to make tax-deferred contributions of a specified percentage of their compensations during each year through payroll deductions. As of December 31, 1997, there were 38 participants in the Pac Rim Plan employed by the Company. Under the Pac Rim Plan, the Company, as successor to Pac Rim, has discretion to make additional contributions. The Company made a $200 discretionary employer contribution to the Pac Rim Plan in April 1997. The Company plans to merge the Pac Rim Plan into the Company Plan by December 31, 1998.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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
                                                              =======    =======

(16)  EARNINGS PER SHARE RECONCILIATION

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                    FOR THE YEAR ENDED 1997                      FOR THE YEAR ENDED 1996
                           ------------------------------------------   ------------------------------------------
                               INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                            (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                            -----------     -------------   ---------   --------------   -------------   ---------
                           (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
 Income before items
   below.................     $    463        5,249,736      $ 0.09        $ 3,630         3,432,679      $ 1.06
 Preferred Securities....       (3,069)                       (0.58)        (1,667)                        (0.49)
 Discontinued
   Operations............           --                           --             --                            --
 Extraordinary Items.....       (2,535)                       (0.49)            --                            --
                              --------                       ------        -------                        ------
 Net Income..............     $ (5,141)                      $(0.98)       $ 1,963                        $ 0.57
                              ========                       ======        =======                        ======
EFFECT OF DILUTIVE
 SECURITIES
 Options.................                       295,065                                      266,183
 Warrants................                     1,471,364                                    1,167,178
DILUTED EPS
 Income before items
   below.................     $    463        7,016,165      $ 0.07        $ 3,630         4,826,040      $ 0.75
 Preferred Securities....       (3,069)                       (0.44)        (1,667)                        (0.34)
 Discontinued
   Operations............           --                           --             --                            --
 Extraordinary Items.....       (2,535)                       (0.37)            --                            --
                              --------                       ------        -------                        ------
Net Income...............     $ (5,141)                      $(0.74)       $ 1,963                        $ 0.41
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
                              =======                        ======

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

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

(17)  RELATED PARTY TRANSACTIONS

     The following is a summary of related party transactions presented elsewhere herein.

     Robert A. Spass and Steven B. Gruber, directors of the Company, are executive officers of the ultimate general partner of each of IP Delaware and IP Bermuda. In April 1997, IP purchased an aggregate of 2,124,834 shares of Common Stock, representing approximately 36.2% of the outstanding Common Stock (approximately 24.8% on a fully diluted basis). Certain affiliates of Zurich are limited partners of IP Delaware and IP Bermuda and hold approximately 23% of the limited partnership interests in those partnerships on an aggregate basis (representing an aggregate, indirect ownership by such affiliates of approximately 5.7% of the Common Stock on a fully diluted basis). In addition, an affiliate of Zurich holds 395,128 Warrants (subject to the revocable agency relationship with IIA) which are exercisable at $4.00 per share, and another Zurich affiliate holds warrants to purchase 579,356 which are exercisable at $5.20 per share, all of which expire April 1, 2002. These warrants represent in the aggregate approximately 11.4% of the Common Stock on a fully diluted basis.

     Robert A. Spass and Bradley E. Cooper, directors of the Company, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, a director of the Company, is a former employee of IIA. IIA was paid $250,000 by the Company during each of fiscal 1997, 1996, and 1995 for investment banking and financial consulting services. Such payments were made pursuant to a consulting agreement entered into in 1992 that continues through the end of 1998.

     The Company has several reinsurance contracts with certain affiliates of Zurich which are discussed in Note 7. The following is a summary of significant reinsurance transactions with affiliates of Zurich occurring in 1997. The 1991 Contract with Centre Re was commuted in June 1997. In 1997, the Company paid Centre Re $5.3 million related to the cancellation of the 1993 Contract. Superior Pacific entered into a reinsurance contract with Centre Re effective June 30, 1997, under which Centre Re assumed $10 million of reserves associated with open claims for future medical payments from Superior Pacific in consideration of $1 million cash.

     In June 1997, the entire amount of reinsurance receivable balance due from Centre Re associated with the 1991 Contract was used to pay the $93.1 million Chase term loan, as discussed in Note 8. In December 1997, the Company redeemed from an affiliate of Zurich $27.7 million of the 1994 Preferred Securities, as described in Note 9.

     Beginning December 31, 1997 the Company entered into agreements with Rick Enterprise Management Limited ("REM") and an affiliate of REM to provide the Claim Severity Management Program.

     In December 1997, Centre Solutions purchased $10.0 million of the Trust Preferred Securities.

(18)  NON-CASH TRANSACTION

     As discussed in Note 8, in 1997, the Company transferred $110.5 million of receivables from a related party reinsurer, in connection with a financing transaction, to Chase in exchange for the cancellation of the Company's $94.9 million debt due to Chase. The retirement of this collateralized financing resulted in the Company's recognizing a $15.7 million charge.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

(19)  RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Consolidated Statement of Cash Flows differ from those previously reported as a result of reclassifications made to the Consolidated Balance Sheet. A reconciliation of amounts restated are as follows:

                                                              1997        1996         1995
                                                            --------    ---------    --------
Net cash (used in) provided by operating activities
  As previously reported..................................  $(52,370)   $ (14,902)   $(23,826)
  Reclass of investments withheld from a related party
     reinsurer............................................                117,980     (13,339)
  Reclass of receivable from a related party reinsurer....        --     (110,527)         --
                                                            --------    ---------    --------
     As restated..........................................  $(52,370)   $  (7,449)   $(37,165)
                                                            ========    =========    ========
Net cash provided by (used in) financing activities
  As previously reported..................................  $ 77,289    $  90,510    $ (1,198)
  Reclass of investments and cash for discontinued
     operations...........................................     4,357           --          --
                                                            --------    ---------    --------
     As restated..........................................  $ 81,646    $  90,510    $ (1,198)
                                                            ========    =========    ========
Net cash (used in) provided by investing activities
  As previously reported..................................  $(91,480)   $  20,041    $ 28,779
  Reclass of investments withheld from a related party
     reinsurer............................................        --     (117,980)     13,339
  Reclass of receivable from a related party reinsurer....                 93,266          --
  Reclass of investments and cash for discontinued
     operations...........................................    (4,357)      17,261
  Reclass of invested cash from cash and cash equivalents
     to short-term investments............................    60,880      (67,414)       (100)
                                                            --------    ---------    --------
     As restated..........................................  $(34,957)   $ (54,826)   $ 42,018
                                                            ========    =========    ========
Cash and cash equivalents at the end of the period
  As previously reported..................................  $ 35,376    $ 101,937    $  6,288
  Reclass of invested cash from cash and cash equivalents
     to short-term investments............................    (6,634)     (67,514)       (100)
                                                            --------    ---------    --------
     As restated..........................................  $ 28,742    $  34,423    $  6,188
                                                            ========    =========    ========

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

     Additionally, in 1997 the Company previously reported a $10.4 million extraordinary loss on retirement of long-term debt, net of income tax benefit. Subsequently, this amount was reclassified to an operating expense separately disclosed as loss on termination of financing transaction with related party reinsurer. This reclass resulted in no change to net income or stockholders' equity. A reconciliation of amounts restated are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Total Expenses
  As previously reported....................................    $136,333
  Reclass of loss on termination of financing transaction
     with related party reinsurer...........................      15,699
                                                                --------
     As restated............................................    $152,032
                                                                ========
Income tax expense (benefit)
  As previously reported....................................    $  6,437
  Reclass on tax effect of loss on termination of financing
     transaction with related party reinsurer...............      (5,338)
                                                                --------
     As restated............................................    $  1,099
                                                                ========
Income before preferred securities dividends and accretion,
  discontinued operations, and extraordinary items
  As previously reported....................................    $ 10,824
  Reclass of extraordinary loss on retirement of long-term
     debt, net of tax.......................................     (10,361)
                                                                --------
     As restated............................................    $    463
                                                                ========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                             ---------------------------------------
                                                             AS PREVIOUSLY
                                                               REPORTED       RECLASS    AS RESTATED
                                                             -------------    -------    -----------
BASIC EARNINGS PER SHARE
  Income before preferred securities dividends and
     accretion, and extraordinary items....................     $ 2.06        $(1.97)      $ 0.09
  Preferred Securities.....................................      (0.58)           --        (0.58)
  Extraordinary items......................................      (2.46)         1.97        (0.49)
                                                                ------        ------       ------
  Net loss.................................................     $(0.98)       $   --       $(0.98)
                                                                ======        ======       ======
DILUTED EARNINGS PER SHARE
  Income before preferred securities dividends and
     accretion, and extraordinary items....................     $ 1.54        $(1.47)      $ 0.07
  Preferred Securities.....................................      (0.44)           --        (0.44)
  Extraordinary items......................................      (1.84)         1.47        (0.37)
                                                                ------        ------       ------
  Net loss.................................................     $(0.74)       $   --       $(0.74)
                                                                ======        ======       ======

                                  SCHEDULE I.1
            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                 BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                ASSETS
INVESTMENTS
Bonds and Notes:
  Available-for-sale, at market (cost: 1997, $7,539)........  $  7,533     $     --
                                                              --------     --------
          TOTAL INVESTMENTS.................................     7,533           --
  Cash and cash equivalents.................................     5,404        1,787
  Accrued investment income.................................        38            1
  Receivable from a related party reinsurer.................        --      110,527
  Investment in subsidiaries................................   168,856       72,788
  Intercompany receivable...................................        91           91
  Deferred income taxes.....................................     1,884        4,957
  Other.....................................................       174        1,087
                                                              --------     --------
          TOTAL ASSETS......................................  $183,980     $191,238
                                                              ========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Long-term debt..............................................  $     30     $ 98,961
Intercompany liability......................................    21,462       23,465
Accounts payable and other liabilities......................     1,393           50
                                                              --------     --------
          TOTAL LIABILITIES.................................    22,885      122,476
1997 PREFERRED SECURITIES ISSUED BY AFFILIATE;
  authorized 105,000 shares in 1997.........................   101,277           --
1994 PREFERRED SECURITIES ISSUED BY AFFILIATE;
  authorized 1,100,000 shares: issued and outstanding
  1,013,753 shares in 1996..................................        --       23,571

                         STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
  issued and outstanding 5,871,279 shares in 1997 and
  3,446,492 shares in 1996..................................        59           34
Paid-in capital excess of par...............................    34,242       15,988
Paid in capital -- warrants.................................     2,206        2,206
Unrealized gain on equity securities, net of taxes..........       112          (17)
Unrealized gain (loss) on available-for-sale investments,
  net of income taxes.......................................     1,215         (145)
Retained earnings...........................................    21,984       27,125
                                                              --------     --------
          TOTAL STOCKHOLDERS' EQUITY........................    59,818       45,191
                                                              --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $183,980     $191,238
                                                              ========     ========

                  See notes to condensed financial information

                                                                    SCHEDULE I.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                    TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                 1997        1996       1995
                                                              ----------    -------    -------
                                                              (RESTATED)

                                                                   (AMOUNTS IN THOUSANDS)
REVENUES:
  Net investment income.....................................   $   (112)    $    89    $   330
                                                               --------     -------    -------
          TOTAL REVENUES....................................       (112)         89        330
EXPENSES:
  Interest expense..........................................      5,965       1,465        804
  Loss on termination of financing transaction with a
     related party reinsurer................................     15,699          --         --
  Other operating expenses..................................        518        (446)       304
                                                               --------     -------    -------
          TOTAL EXPENSES....................................     22,182       1,019      1,108
                                                               --------     -------    -------
LOSS BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS........................    (22,294)       (930)      (778)
Income tax expense..........................................      2,908         858        767
                                                               --------     -------    -------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION,
  AND EXTRAORDINARY ITEMS...................................    (25,202)     (1,788)    (1,545)
Equity in net income of subsidiaries........................     25,709       5,418      3,404
1994 Preferred securities dividends and accretion, net of
  income tax benefit of $1,260 and $858 in 1997 and 1996,
  respectively..............................................     (2,445)     (1,667)    (1,488)
1997 Preferred securities dividends and accretion, net of
  income tax benefit of $321 in 1997........................       (624)         --         --
Extraordinary loss on retirement of long-term debt, net of
  income tax benefit of $785 in 1997........................     (1,524)         --         --
Extraordinary loss on redemption of Pac Rim's outstanding
  debentures, net of income tax benefit of $327 in 1997.....       (635)         --         --
Extraordinary loss on retirement of preferred securities,
  net of income tax benefit of $134 in 1997.................       (259)         --         --
Extraordinary loss on early retirement of Imperial Bank Loan
  net of income tax benefit of $83 in 1997..................       (161)         --         --
                                                               --------     -------    -------
          NET INCOME (LOSS).................................   $ (5,141)    $ 1,963    $   371
                                                               ========     =======    =======

                  See notes to condensed financial information

                                                                    SCHEDULE I.3

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    TWELVE MONTHS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------   ----------   -------
                                                                         (RESTATED)
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (5,141)  $   1,963    $   371
                                                              --------   ---------    -------
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Amortization of bonds and preferred stock...............        --          --         (1)
    Loss on sale of investment..............................         7           5         --
    Income from subsidiaries................................   (25,709)     (5,418)    (3,404)
    Loss on termination of financing transaction with a
     related party reinsurer................................    15,699          --         --
    Extraordinary loss......................................     2,579          --         --
    Interest expense on long-term debt......................     3,581          --         --
    Preferred securities dividends and accretion............     3,069       2,525      2,255
    Increase in current income taxes........................        --          --      1,721
    (Increase) decrease in accrued investment income........       (37)          8          1
    Decrease in deferred income taxes.......................     2,909          --         --
    Decrease (increase) in receivable from a related party
     reinsurer..............................................        --    (110,527)        --
    (Increase) decrease in other assets.....................     2,209        (994)       (11)
    Increase in accounts payable and other liabilities......       446      19,334         78
                                                              --------   ---------    -------
      Total adjustments.....................................     4,753     (95,067)       639
                                                              --------   ---------    -------
      Net cash (used in) provided by operating activities...      (388)    (93,104)     1,010
                                                              --------   ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital -- restricted stock.......................       279          78          2
  Proceeds from issuance of common stock....................    18,000          --         --
  Proceeds from 1997 Trust Preferred Securities.............   101,272          --         --
  Long-term debt -- Chase Manhattan Bank....................    41,257          --         --
  Retirement of long-term debt -- Chase Manhattan Bank......   (44,000)         --         --
  Retirement of 1994 Preferred Securities...................   (27,668)         --         --
  Retirement of long-term debt -- Imperial Bank.............    (7,250)     (1,250)    (1,200)
  Prepayment penalty on long-term debt......................      (244)         --         --
  Retirement of long-term debt -- Chase financing...........        --      (1,410)        --
  Proceeds from Chase financing.............................        --      93,091         --
                                                              --------   ---------    -------
      Net cash provided by (used in) financing activities...    81,646      90,509     (1,198)
                                                              --------   ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................    (7,539)         --     (1,496)
  Purchase of Pacific Rim Holding Company...................   (44,016)         --         --
  Investment in subsidiary..................................    (1,175)         --         --
  Sales of bonds and notes: Investments available for
    sale....................................................        --       1,493         --
  Capital contribution to subsidiaries......................   (25,000)         --     (1,500)
  Net decrease in short-term investments....................        89          --         --
                                                              --------   ---------    -------
      Net cash (used in) provided by investing activities...   (77,641)      1,493     (2,996)
                                                              --------   ---------    -------
      Net increase (decrease) in cash.......................     3,617      (1,102)    (3,184)
  Cash and cash equivalents at beginning of period..........     1,787       2,889      6,073
                                                              --------   ---------    -------
  Cash and cash equivalents at end of period................  $  5,404   $   1,787    $ 2,889
                                                              ========   =========    =======
  Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes..............  $      1   $       1    $     1
                                                              ========   =========    =======
    Cash paid during the year for interest..................  $  2,433   $     641    $   808
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

4.  NON-CASH TRANSACTION

     As discussed in Note 8 of the Consolidated Financial Statements in 1997, the Company transferred $110.5 million of receivables from a related party reinsurer, in connection with a financing transaction, to Chase in exchange for the cancellation of the Company's $94.9 million debt due to Chase. The retirement of this collateralized financing resulted in the Company's recognizing a $15.7 million charge.

5.  CONTINGENCIES

     The Company is subject to various litigation which arises in the ordinary course of business. Based upon discussions with counsel, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

6.  RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Condensed Financial information of Registrant Statement of Cash Flows as restated differ from those previously reported as a result of reclassifications made to the Condensed Financial information of Registrant Balance Sheet.

     A reconciliation of amounts restated are as follows:

                                                                1997       1996       1995
                                                              --------   ---------   -------
Net cash (used in) provided by operating activities
  As previously reported....................................  $   (388)  $  17,423   $ 1,010
  Reclass of receivable from a related party reinsurer......        --    (110,527)       --
                                                              --------   ---------   -------
          As restated.......................................  $   (388)  $ (93,104)  $ 1,010
                                                              ========   =========   =======
Net cash (used in) provided by investing activities
  As previously reported....................................  $(77,641)  $(109,034)  $(2,996)
  Reclass of receivable from a related party reinsurer......        --     110,527        --
                                                              --------   ---------   -------
          As restated.......................................  $(77,641)  $   1,493   $(2,996)
                                                              ========   =========   =======

     Additionally, in 1997 the Company previously reported a $10.4 million extraordinary loss on retirement of long-term debt, net of income tax benefit. Subsequently, this amount was reclassified to an operating expense separately disclosed as loss on termination of financing transaction with related party reinsurer. This reclass resulted in no change to net income or stockholder's equity.

     A reconciliation of amounts restated are as follows:

                                                                1997
                                                              --------
Total Expenses
  As previously reported....................................  $  6,483
  Reclass of loss on termination of financing transaction
     with related party reinsurer...........................    15,699
                                                              --------
          As restated.......................................  $ 22,182
                                                              ========
Income tax expenses (benefit)
  As previously reported....................................  $  8,246
  Reclass on tax effect of loss on termination of financing
     transaction with related party reinsurer...............    (5,338)
                                                              --------
          As restated.......................................  $  2,908
                                                              ========
Income before preferred securities dividends and accretion,
  discontinued operations, and extraordinary items
  As previously reported....................................  $(14,841)
  Reclass of extraordinary loss on retirement on long-term
     debt, net of tax.......................................   (10,361)
                                                              --------
          As restated.......................................  $(25,202)
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
                                            ====         ======        =====       =======       ====

                                                                    SCHEDULE V.1

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION

            COLUMN A                COLUMN B        COLUMN C      COLUMN D     COLUMN E     COLUMN F    COLUMN G     COLUMN H
            --------               -----------   --------------   --------   ------------   --------   ----------   ----------
                                                 FUTURE POLICY                                                      BENEFITS,
                                    DEFERRED       BENEFITS,                 OTHER POLICY                            CLAIMS,
                                     POLICY      LOSSES, CLAIMS               CLAIMS AND                  NET       LOSSES AND
                                   ACQUISITION      AND LOSS      UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
                                      COSTS         EXPENSES      PREMIUM      PAYABLE      REVENUE      INCOME      EXPENSES
                                   -----------   --------------   --------   ------------   --------   ----------   ----------
                                                                     (AMOUNTS IN THOUSANDS)
1997
  Workers' Compensation..........    $5,879         $201,255      $12,913       $   --      $140,920    $12,674      $90,447
                                     ======         ========      =======       ======      ========    =======      =======
1996
  Workers Compensation...........    $3,042         $115,529      $ 9,702       $   --      $ 88,648    $ 7,769      $55,638
                                     ======         ========      =======       ======      ========    =======      =======
1995
  Workers' Compensation..........    $2,780         $141,495      $10,347       $   --      $ 89,735    $ 9,784      $53,970
                                     ======         ========      =======       ======      ========    =======      =======

            COLUMN A                 COLUMN I     COLUMN J    COLUMN K
            --------               ------------   ---------   --------
                                   AMORTIZATION
                                   OF DEFERRED
                                      POLICY        OTHER
                                   ACQUISITION    OPERATING   PREMIUMS
                                      COSTS       EXPENSES    WRITTEN
                                   ------------   ---------   --------
                                         (AMOUNTS IN THOUSANDS)
1997
  Workers' Compensation..........    $19,977       $41,608    $136,929
                                     =======       =======    ========
1996
  Workers Compensation...........    $16,870       $24,609    $ 87,715
                                     =======       =======    ========
1995
  Workers' Compensation..........    $18,288       $21,314    $ 89,139
                                     =======       =======    ========

                                                                    SCHEDULE V.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  REINSURANCE

              COLUMN A                COLUMN B   COLUMN C      COLUMN D     COLUMN E     COLUMN F
              --------                --------   ---------   ------------   --------   -------------
                                                                                       PERCENTAGE OF
                                                 CEDED TO    ASSUMED FROM                 AMOUNT
                                       GROSS       OTHER        OTHER         NET         ASSUMED
                                       AMOUNT    COMPANIES    COMPANIES      AMOUNT       TO NET
                                      --------   ---------   ------------   --------   -------------
                                                          (AMOUNTS IN THOUSANDS)
Year ended December 31, 1997
  Premiums:
  Workers' compensation insurance...  $152,253    $22,081      $10,748      $140,920        7.6%
                                      --------    -------      -------      --------        ---
     Total premiums.................  $152,253    $22,081      $10,748      $140,920        7.6%
                                      ========    =======      =======      ========        ===
Year ended December 31, 1996
  Premiums:
  Workers' compensation insurance...  $ 97,270    $11,280      $ 2,658      $ 88,648        3.0%
                                      --------    -------      -------      --------        ---
     Total Premiums.................  $ 97,270    $11,280      $ 2,658      $ 88,648        3.0%
                                      ========    =======      =======      ========        ===
Year ended December 31, 1995
  Premiums:
  Workers' compensation insurance...  $ 96,630    $ 7,730      $   835      $ 89,735        0.9%
                                      --------    -------      -------      --------        ---
     Total premiums.................  $ 96,630    $ 7,730      $   835      $ 89,735        0.9%
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