Form 10-Q/A
period 1998-03-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-10-16
CIK 810463

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

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements........................................    3
          Condensed consolidated balance sheets as of March 31, 1998
            (unaudited) and December 31, 1997.........................    3
          Condensed consolidated statements of income for the three
            months ended March 31, 1998 (unaudited) and March 31, 1997
            (unaudited)...............................................    4
          Condensed consolidated statement of changes in stockholders'
            equity for the three months ended March 31, 1998
            (unaudited) and for the twelve months ended December 31,
            1997......................................................    5
          Condensed consolidated statements of cash flows as restated
            for the three months ended March 31, 1998 (unaudited) and
            March 31, 1997 (unaudited)................................    6
          Notes to condensed consolidated financial statements
            (unaudited)...............................................    7
Item 2.   Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations.............   10

                      PART II. OTHER INFORMATION

Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   17
SIGNATURE.............................................................   18
EXHIBIT INDEX.........................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998           1997*
                                                              -----------    ------------
                                                              (UNAUDITED)
INVESTMENTS
Bonds and notes:
  Available-for-sale, at market (cost: 1998, $208,077; 1997,
    $203,373)...............................................   $210,065        $205,214
Equity securities, at market (cost: 1998, $1,837; 1997,
  $1,356)...................................................      1,980           1,526
Short-term investments, at cost.............................      5,642           6,634
                                                               --------        --------
         TOTAL INVESTMENTS..................................    217,687         213,374
Cash and cash equivalents (restricted cash: 1998, $159;
  1997, $651)...............................................     10,848          28,742
Reinsurance recoverable:
  Paid claims and claim adjustment expense..................      2,295           3,927
  Unpaid claims and claim adjustment expense................     53,303          49,155
Premiums receivable (less allowance for doubtful accounts:
  1998 & 1997, $800)........................................     21,655          24,364
Earned but unbilled premiums receivable.....................     12,791          12,524
Accrued investment income...................................      2,331           2,661
Deferred policy acquisition costs...........................      5,987           5,879
Deferred income taxes (less valuation allowance of $8,129,
  1998 & 1997)..............................................     23,840          25,104
Funds held by reinsurer.....................................      4,186           5,152
Prepaid reinsurance premiums................................      5,381           1,598
Goodwill....................................................     35,583          35,887
Prepaid and other...........................................     17,033          21,106
                                                               --------        --------
         TOTAL ASSETS.......................................   $412,920        $429,473
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Claims and claim adjustment expenses........................   $180,333        $201,255
Unearned premiums...........................................     14,610          12,913
Reinsurance payable.........................................      7,383           3,412
Long-term debt..............................................         30              30
Policyholder dividends......................................      1,370           1,370
Capital lease...............................................      7,191           7,626
Discontinued operations liability...........................     11,412          12,904
Accounts payable and other liabilities......................     27,492          28,868
                                                               --------        --------
         TOTAL LIABILITIES..................................    249,821         268,378
  COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF SUBSIDIARY
    TRUST HOLDING SOLELY SENIOR SUBORDINATED NOTES OF SNIG;
    $1,000 face per share; issued and outstanding 105,000
    shares in 1997 and 1998.................................    101,291         101,277
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
  issued and outstanding 5,874,379 shares in 1998; 5,871,279
  shares in 1997............................................         59              59
  Paid-in capital excess of par.............................     34,257          34,242
Paid in capital -- warrants.................................      2,206           2,206
Accumulated other comprehensive income; Unrealized gain on
  investments, net of taxes.................................      1,407           1,327
Retained earnings...........................................     23,879          21,984
                                                               --------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................     61,808          59,818
                                                               --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $412,920        $429,473
                                                               ========        ========

---------------
* Derived from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
REVENUES:
Premiums written, net of reinsurance ceded of $12,552 and
  $2,777 in 1998 and 1997, respectively.....................    $28,501       $20,003
Net change in unearned premiums.............................      2,086        (1,025)
                                                                -------       -------
Net premiums earned.........................................     30,587        18,978
Net investment income.......................................      4,253         2,086
                                                                -------       -------
          TOTAL REVENUES....................................     34,840        21,064
EXPENSES:
Claims and claim adjustment expenses, net of reinsurance
  recoveries of $7,694 and $2,768 in 1998 and 1997,
  respectively..............................................     18,288        10,271
Commissions, net of reinsurance ceding commissions of $3,252
  and $549 in 1998 and 1997, respectively...................      2,964         2,201
Interest expense............................................         --         1,727
General and administrative expenses
  Underwriting..............................................      7,027         4,803
  Other.....................................................        179           181
  Goodwill..................................................        304            --
                                                                -------       -------
          TOTAL EXPENSES....................................     28,762        19,183
                                                                -------       -------
INCOME BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS
  AND ACCRETION.............................................      6,078         1,881
Income tax expense..........................................      2,311           671
                                                                -------       -------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................      3,767         1,210
Preferred Securities dividends and accretion, net of income
  tax benefit of $234 in 1997...............................         --          (454)
Trust Preferred Securities dividends and accretion, net of
  income tax benefit of $964 in 1998........................     (1,872)           --
                                                                -------       -------
NET INCOME..................................................    $ 1,895       $   756
                                                                =======       =======
BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................    $  0.64       $  0.35
Preferred securities dividends and accretion................      (0.32)        (0.13)
                                                                =======       =======
NET INCOME..................................................    $  0.32       $  0.22
                                                                =======       =======
DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................    $  0.48       $  0.23
Preferred securities dividends and accretion................      (0.24)        (0.09)
                                                                =======       =======
NET INCOME..................................................    $  0.24       $  0.14
                                                                =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       ACCUMULATED
                                                   OTHER COMPREHENSIVE
                                                         INCOME
                                                   -------------------
                                                       UNREALIZED
                            NUMBER OF                  GAIN (LOSS)       PAID IN                                   TOTAL
                             SHARES      COMMON            ON            CAPITAL-   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                           OUTSTANDING    STOCK        INVESTMENTS       WARRANTS      INCOME       EARNINGS      EQUITY
                           -----------   -------   -------------------   --------   -------------   --------   -------------
Balance at December 31,
  1996...................   3,446,492    $16,022         $ (162)          $2,206                    $27,125       $45,191
Comprehensive income
  Net income.............          --         --             --               --        (5,141)      (5,141)       (5,141)
                                                                                       -------
  Other comprehensive
    income, net of tax
    Change in unrealized
    gain (loss) on
    investments..........          --         --          1,489               --         1,489           --         1,489
                                                                                       -------
  Other comprehensive
    income...............                                                                1,489
                                                                                       -------
Comprehensive income.....                                                              $(3,652)
                                                                                       =======
Common stock issued......   2,390,438     18,000             --               --                         --        18,000
Stock issued under stock
  option plan............      22,127        105             --               --                         --           105
Common stock issued under
  stock incentive plan...      12,222        174             --               --                         --           174
                            ---------    -------         ------           ------                    -------       -------
Balance at December 31,
  1997...................   5,871,279     34,301          1,327            2,206                     21,984        59,818
                            ---------    -------         ------           ------                    -------       -------
Comprehensive income
  Net income.............          --         --             --               --         1,895        1,895         1,895
                                                                                       -------
  Other comprehensive
    income, net of tax
    Change in unrealized
    gain (loss) on
    investments..........          --         --             80               --            80           --            80
                                                                                       -------
  Other comprehensive
    income...............                                                                   80
                                                                                       -------
Comprehensive income.....                                                              $ 1,975
                                                                                       =======
Common stock issued......          --         --             --               --                         --            --
Stock issued under stock
  option plan............       3,100         15             --               --                         --            15
Common stock issued under
  stock incentive plan...          --         --             --               --                         --            --
                            =========    =======         ======           ======                    =======       =======
Balance at March 31,
  1998...................   5,874,379    $34,316         $1,407           $2,206                    $23,879       $61,808
                            =========    =======         ======           ======                    =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,895    $    756
                                                              --------    --------
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
  Discount (amortization) of bonds and preferred stock......         2        (161)
  Amortization of capital lease obligation..................      (435)         --
  Gain on sale of investments...............................      (400)         (9)
  Amortization of Goodwill..................................       304          --
  Preferred securities dividends and accretion..............     1,872         687
  Increase in reinsurance balances receivable...............    (2,516)       (700)
  Decrease in premiums receivable...........................     2,709          72
  (Increase) decrease in earned but unbilled premiums
     receivable.............................................      (267)        801
  Decrease (increase) in accrued investment income..........       330        (106)
  Increase in deferred policy acquisition costs.............      (108)     (1,206)
  Decrease in deferred income taxes.........................     2,180         433
  Decrease (increase) in funds held by reinsurer............       966        (372)
  (Increase) decrease in prepaid reinsurance premiums.......    (3,783)        281
  Increase in other assets..................................    (3,927)       (658)
  Decrease in claims and claim adjustment expense
     reserves...............................................   (20,922)     (8,771)
  Increase in unearned premium reserves.....................     1,697         744
  Increase (decrease) in reinsurance payable................     3,971        (258)
  (Decrease) increase in accounts payable and other
     liabilities............................................    (4,197)        494
                                                              --------    --------
          Total adjustments.................................   (22,524)     (8,729)
                                                              --------    --------
          Net cash used in operating activities.............   (20,629)     (7,973)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital -- restricted stock.......................        15          --
  Retirement of long-term debt -- Imperial Bank.............        --        (350)
  Retirement of long-term debt -- Chase Financing...........        --      (1,664)
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................        15      (2,014)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of bonds and notes:
  Investments available-for-sale............................   (58,436)    (21,297)
  Purchase of equity security...............................      (477)       (145)
  Increase in receivable from reinsurer.....................        --       1,627
  Investments and cash for discontinued operations..........    (1,492)         --
  Sale of property, plant and equipment.....................     8,000          --
  Sales of bonds and notes: Investments
     available-for-sale.....................................    51,344       9,919
  Maturities of bonds and notes:
     Investments available-for-sale.........................     2,709       2,683
  Net decrease in short-term investments....................     1,072          53
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     2,720      (7,160)
                                                              --------    --------
          Net decrease in cash..............................   (17,894)    (17,147)
Cash and cash equivalents at Beginning of Period............    28,742      34,423
                                                              --------    --------
Cash and cash equivalents at End of Period..................  $ 10,848    $ 17,276
                                                              ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................  $    131    $      4
                                                              ========    ========
Cash paid during the year for interest......................  $     --    $    141
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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

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

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                              THREE MONTHS ENDED MARCH 31, 1998            THREE MONTHS ENDED MARCH 31, 1997
                          ------------------------------------------   ------------------------------------------
                              INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                           (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                          --------------   -------------   ---------   --------------   -------------   ---------
                          (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
  Income before items
     below..............     $ 3,767         5,874,054      $ 0.64         $1,210         3,446,735      $ 0.35
  Preferred
     Securities.........      (1,872)                        (0.32)          (454)                        (0.13)
                             -------                        ------         ------                        ------
  Net Income............     $ 1,895                        $ 0.32         $  756                        $ 0.22
                             =======                        ======         ======                        ======
EFFECT OF DILUTIVE
  SECURITIES
  Options...............                       336,473                                      344,175
  Warrants..............                     1,571,087                                    1,455,609
DILUTED EPS
  Income before items
     below..............     $ 3,767         7,781,614      $ 0.48         $1,210         5,246,519      $ 0.23
  Preferred
     Securities.........      (1,872)                        (0.24)          (454)                        (0.09)
                             -------                        ------         ------                        ------
  Net Income............     $ 1,895                        $ 0.24         $  756                        $ 0.14
                             =======                        ======         ======                        ======

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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

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

NOTE B. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claims and claim adjustment expense reserves were $17.1 million at March 31, 1998, which was consistent with management's expectations. Offsetting these liabilities are $5.8 million of reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

NOTE C. RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Condensed Consolidated Statements of Cash Flows differ from those previously reported as a result of reclassifications made to the Condensed Consolidated Balance Sheets. A reconciliation of amounts restated are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Net cash provided by (used in) financing activities
  As previously reported....................................  $(1,477)   $ (2,014)
  Reclass of investments and cash for discontinued
     operations.............................................    1,492          --
                                                              -------    --------
     As restated............................................  $    15    $  2,014
                                                              =======    ========
Net cash (used in) provided by investing activities
  As previously reported....................................  $ 3,220    $ (6,970)
  Reclass of investments and cash for discontinued
     operations.............................................   (1,492)         --
  Reclass of invested cash from cash and cash equivalents to
     short-term investments.................................      992        (190)
                                                              -------    --------
     As restated............................................  $ 2,720    $ (7,160)
                                                              =======    ========
  Cash and cash equivalents at the end of the period
  As previously reported....................................  $16,490    $ 84,980
  Reclass of invested cash from cash and cash equivalents to
     short-term investments.................................   (5,642)    (67,704)
                                                              -------    --------
     As restated............................................  $10,848    $ 17,276
                                                              =======    ========

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

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $2.3 million in the three month period ended March 31, 1998, versus an underwriting profit of $1.7 million in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the SPCC acquisition. During the three months ended March 31, 1998, the Company realized net income of $1.9 million or $0.24 per share on a diluted basis as compared to $0.8 million or $0.14 per share on a diluted basis for the three months ended March 31, 1997. In addition to improved underwriting profit, net income increased due to a $2.2 million increase in investment income, which resulted from the increase in invested assets. Invested assets increased due to the SPCC acquisition and the net proceeds of the issuance of the Trust Preferred Securities discussed below. The increase in underwriting profit and investment income was offset in part by dividends and accretion on the Trust Preferred Securities and amortization of goodwill.

GENERAL FINANCIAL CONDITION

     Total assets increased by $114.9 million or 38.6% to $412.9 million at March 31, 1998, as compared to the same period in 1997. The increase was due to approximately $189.3 million in assets recorded related to the acquisition of SPCC. As a result of the issuance of $105.0 million in Trust Preferred Securities, assets increased an additional $30.0 million, net of repayment of existing debt and cost of issuance. Partially offsetting the increase is an approximately $91.6 million reduction in receivables due from a related party reinsurer, that were transferred to The Chase Manhattan Bank ("Chase") in exchange for cancellation of debt.

     Total liabilities increased by $98.9 million or 39.2% to $351.1 million at March 31, 1998, as compared to the same period in 1997. The increase was due to approximately $171.2 million in liabilities recorded related to the acquisition of SPCC, which was partially offset by the early extinguishment of the $90 million Chase loan and other debt.

     Total equity increased by $16.1 million or 35.2% to $61.8 million at March 31, 1998, as compared to the same period in 1997. Approximately $18 million in additional capital was related to the April 11, 1997 issuance and sale of common stock to finance, in part, the SPCC acquisition. This increase was partially offset by expenditures and increases in claims reserves associated with the acquisition of SPCC and the $12.9 million loss, net of tax, recognized in conjunction with the early extinguishment of long-term debt in the periods following March 31, 1997.

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

     Selected financial data as reported for the three months ended March 31, 1998 and 1997 are presented below:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross premiums written......................................  $ 41,053     $ 22,780
Net premiums written........................................  $ 28,501     $ 20,003
Net premiums earned.........................................  $ 30,587     $ 18,978
Claims and claim adjustment expenses........................   (18,288)     (10,271)
Underwriting expenses.......................................    (9,991)      (7,004)
Policyholder dividends......................................        --           --
                                                              --------     --------
Underwriting profit (loss)..................................  $  2,308     $  1,703
Net investment income.......................................     4,253        2,086
Underwriting ratios (GAAP Basis)
  Claims and claim adjustment expense ratio.................      59.8%        54.1%
  Underwriting expense ratio................................      32.7%        36.9%
  Policyholder dividends ratio..............................       0.0%         0.0%
                                                              ========     ========
Combined ratio..............................................      92.5%        91.0%
                                                              ========     ========

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

     Underwriting and general and administrative expenses increased $3.0 million or 42.6% to $10.0 million in the first quarter of 1998, as compared to the same period in 1997. This increase was due primarily to the acquisition of SPCC. Net commission expense increased $0.8 million or 34.6% to $3.0 million in the first quarter of 1998, as compared to the same period in 1997. The increase in net commission expense is due to an increase in premiums. Net underwriting and general and administrative expenses increased 45.7% to $10.5 million in the first quarter of 1998 from $7.2 million in the same period of 1997. The Company's underwriting expense ratio decreased 4.2 percentage points to 32.7% for the first quarter of 1998 from 36.9% for the same period in 1997, due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level is due to an increase in reinsurance ceding commissions received. The direct commission expense relative to the related direct premium level remained unchanged from the prior year.

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

     A summary of net investment income, excluding capital gains (losses), for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Interest on bonds and notes.................................  $3,643     $  858
Interest on short-term investments, cash and cash
  equivalents...............................................     318      1,346
Other.......................................................      76         --
                                                              ------     ------
Total investment income.....................................   4,037      2,204
Capital gains...............................................     400          9
Investment expense..........................................     184        127
                                                              ======     ======
Net investment income.......................................  $4,253     $2,086
                                                              ======     ======

     The distribution of SNIG's consolidated investment portfolio is as follows (in thousands):

                                             MARCH 31, 1998        DECEMBER 31, 1997
                                          --------------------    --------------------
                                          CARRYING     MARKET     CARRYING     MARKET
          AVAILABLE FOR SALE:              VALUE       VALUE       VALUE       VALUE
          -------------------             --------    --------    --------    --------
                                              (UNAUDITED)
U.S. Government Agencies and
  Authorities...........................  $ 77,836    $ 77,836    $ 90,097    $ 90,097
Collateralized Mortgage Obligations.....    36,721      36,721      73,481      73,481
Corporate Instruments...................    45,101      45,101      41,636      41,636
Special Revenue and Special
  Assessment............................    50,407      50,407          --          --
State and Political Subdivisions........        --          --          --          --
                                          --------    --------    --------    --------
Total Available for Sale................  $210,065    $210,065    $205,214    $205,214
                                          ========    ========    ========    ========

                                                   MARCH 31, 1998     DECEMBER 31, 1997
                                                  ----------------    ------------------
                                                            MARKET               MARKET
               EQUITY SECURITIES                   COST     VALUE      COST       VALUE
               -----------------                  ------    ------    -------    -------
                                                    (UNAUDITED)
Corporate.......................................  $1,837    $1,980    $1,356     $1,526
                                                  ------    ------    ------     ------
Total...........................................  $1,837    $1,980    $1,356     $1,526
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

DISCONTINUED OPERATIONS

     Discontinued operations had claim and claim adjustment expense reserves of $17.1 million as of March 31, 1998, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor the Company's potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover the Company's claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur, the Company will continue to closely monitor the adequacy of its loss reserves in the discontinued operations. Offsetting these liabilities are $5.8 million in reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

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

     In addition, the reduction in net written premium arising out of a February 1, 1998 "Quota-Share Arrangement" with United States Life Insurance Company (rated "A+" by A.M. Best) under which the Company cedes 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium, will increase negative cash flow substantially. The Company receives a 35.0% ceding commission on premiums ceded under the Quota Share Arrangement. Although the Company has implemented its Claims Severity Management Program to control cash outflows related to the 1995 and 1996 accident years at acceptable levels, there can be no assurance that it will be successful. In any event, the Company believes that it has adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of March 31, 1998, the Company had total cash, cash equivalents and investments of $228.5 million and had 99.1% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 92.0% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 98.1% had ratings of "BBB" or equivalent or better.

     On December 3, 1997, the Superior National Capital Trust I (the "Trust"), a wholly owned subsidiary of SNIG, issued its 10 3/4% Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNIG, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used to purchase SNIG's 10 3/4% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes"), all of which were issued in connection with such transaction. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee (the "Company Guarantee") to the holders of such securities a full and unconditional right to enforce the payment of the distributions with respect to such securities. On January 16, 1998, SNIG and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. SNIG used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a SNIG affiliate to Centre Reinsurance (Bermuda) Ltd., an affiliate of Zurich, to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

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

     In November 1996, the Company entered into a financing transaction involving Centre Reinsurance Limited ("Centre Re"), an affiliate of Zurich, and Chase pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. As a result, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

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

     With the exception of the approximately $285 million in cash outlays necessary to complete the announced acquisition of Business Insurance Group, Inc., the Company does not foresee any expenditures during the next twelve months other than those arising in the normal course of business.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On May 5, 1998, the Company and Foundation Health Corporation ("FHC"), a wholly owned subsidiary of Foundation Health Systems, Inc., entered into a Purchase Agreement under which the Company agreed to purchase for approximately $256.5 million in cash ($285 million less the cost of a Loss Reserves Guarantee (described below) provided through reinsurance) (the "Acquisition") all outstanding shares of the capital stock of Business Insurance Group, Inc. ("BIG"), an insurance holding company that, through its wholly owned insurance subsidiaries, California Compensation Insurance Company, a California stock insurance company, Business Insurance Company, a Delaware stock insurance company, Combined Benefits Insurance Company, a California stock insurance company, and Commercial Compensation Insurance Company, a New York stock insurance company, writes workers' compensation and group health insurance, principally in California, with branch operations throughout the continental United States. The Company will offset the reduction in BIG's surplus resulting from the cost of reinsurance for the Loss Reserves Guarantee with a capital contribution to BIG, so the total cash outlays by the Company in connection with the Acquisition will be $285.0 million, excluding transaction expenses.

     In connection with the Acquisition, FHC will provide a "Loss Reserves Guarantee" through the purchase of reinsurance, which will provide $175 million of adverse development protection on BIG's loss and loss adjustment expense reserves. The Loss Reserves Guarantee will be obtained by FHC at FHC's cost. The reinsurance policy will be procured by BIG's insurance subsidiaries and its cost will be deducted from the purchase price payable to FHC. The Company anticipates contributing to the capital of the BIG insurance subsidiaries an amount equal to the cost of the reinsurance policy. The Company will also enter into a three-year quota share reinsurance agreement with a reinsurer rated "A+" by A.M. Best, an independent insurance rating agency, under which the Company and BIG will reinsure accounts with premiums in excess of $25,000. The Company has also agreed to enter into long-term contracts with affiliates of FHC under which such affiliates will continue to provide bill review and other claims control services to the Company and BIG.

     The Company will finance the Acquisition through the issuance of $200 million of Common Stock and approximately $110 million in aggregate principal amount of senior notes. The amount raised in excess of $285 million will be used to pay related transaction costs and for general corporate purposes. The Company will offer $106 million of Common Stock through a rights offering (the "Rights Offering") to the Company's existing Common Stock, warrant, and option holders on a pro-rata basis, excluding IP (as defined below) and other securities holders related to the Zurich Insurance Company. The Company will offer the remaining $94 million of Common Stock to Insurance Partners, L.P. ("IP Delaware"), Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda") and Capital Z Partners, Ltd. (the general partner of a successor fund of IP Delaware and IP Bermuda, which shall be formed prior to the consummation of the Acquisition, collectively referred to herein with IP Delaware and IP Bermuda as "IP") in a private transaction pursuant to a Stock Purchase Agreement between IP and the Company dated as of May 5, 1998 (the "Stock Purchase Agreement") under which IP has also committed to purchase, in addition to the $94 million of Common Stock, up to $106 million of Common Stock. This latter commitment is to purchase the number of shares of Common Stock for which subscription rights are not exercised in the Rights Offering. By providing this "backstop," the Company was able to provide FHC with satisfactory assurances that all of the anticipated proceeds of the Rights Offering would be available to complete the Acquisition. All of the Common Stock will be issued at a price of $16.75 per share. In connection with its investment, IP has agreed to certain restrictions protecting minority stockholders.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      2        Purchase Agreement dated as of May 5, 1998 by and between
               FHC and the Company.+
     10.56     Stock Purchase Agreement dated as of May 5, 1998 among the
               Company, IP Delaware, IP Bermuda and Capital Z Partners
               Ltd., with forms of a Registration Rights Agreement and
               Common Stock Purchase Warrant exercisable to purchase an
               aggregate of 734,000 shares of Common Stock attached as
               exhibits thereto.+
     10.57     Voting Agreement dated as of May 5, 1998 between FHC and
               Insurance Partners, L.P.+
     10.58     Voting Agreement dated as of May 5, 1998 between FHC and
               Insurance Partners Offshore (Bermuda), L.P.+
     10.59     Voting Agreement dated as of May 5, 1998 between FHC and
               Thomas J. Jamieson.+
     10.60     Voting Agreement dated as of May 5, 1998 between FHC and
               Jaco Oil Company.+
     10.61     Form of Voting Agreement dated as of May 5, 1998 between FHC and the other parties set forth on the schedule attached
               thereto.+
     11        Summary of the calculation of EPS.*
     27        Financial Data Schedule.*
     99.1      Press Release dated May 5, 1998 announcing the Acquisition.+

---------------
+ Filed with original 10-Q filing.

* Filed with this 10-Q/A.

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

Dated: October 16, 1998                   SUPERIOR NATIONAL INSURANCE
                                          GROUP, INC.

                                          By       /s/ J. CHRIS SEAMAN
                                            ------------------------------------
                                            Name: J. Chris Seaman
                                            Title:  Executive Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2    Purchase Agreement dated as of May 5, 1998 by and between
          FHC and the Company+........................................
 10.56    Stock Purchase Agreement dated as of May 5, 1998 among the
          Company, IP Delaware, IP Bermuda and Capital Z Partners
          Ltd., with forms of a Registration Rights Agreement and
          Common Stock Purchase Warrant exercisable to purchase an
          aggregate of 734,000 shares of Common Stock attached as
          exhibits thereto+...........................................
 10.57    Voting Agreement dated as of May 5, 1998 between FHC and
          Insurance Partners, L.P.+...................................
 10.58    Voting Agreement dated as of May 5, 1998 between FHC and
          Insurance Partners Offshore (Bermuda), L.P.+................
 10.59    Voting Agreement dated as of May 5, 1998 between FHC and
          Thomas J. Jamieson+.........................................
 10.60    Voting Agreement dated as of May 5, 1998 between FHC and
          Jaco Oil Company+...........................................
 10.61    Form of Voting Agreement dated as of May 5, 1998 between FHC and the other parties set forth on the schedule attached
          thereto+....................................................
    11    Summary of the calculation of EPS*..........................
    27    Financial Data Schedule*....................................
  99.1    Press Release dated May 5, 1998 announcing the
          Acquisition+................................................

---------------
+ Filed with original 10-Q filing.

* Filed with this 10-Q/A.