Form 10-Q/A
period 1998-06-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-10-16
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements........................................    3
         Condensed consolidated balance sheets as of June 30, 1998       3
           (unaudited) and December 31, 1997.........................
         Condensed consolidated statements of income for the three       4
           and six months ended June 30, 1998 (unaudited) and June
           30, 1997 (unaudited) (restated)...........................
         Condensed consolidated statement of changes in stockholders'    5
           equity for the six months ended June 30, 1998 (unaudited)
           and for the twelve months ended December 31, 1997.........
         Condensed consolidated statements of cash flows as restated     6
           for the six months ended June 30, 1998 (unaudited) and
           June 30, 1997 (unaudited).................................
         Notes to condensed consolidated financial statements            7
           (unaudited)...............................................
Item 2.  Management's Discussion and Analysis of Consolidated           13
           Financial Condition and Results of Operations.............
                        PART II. OTHER INFORMATION
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   22
SIGNATURE............................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)         *
INVESTMENTS
Bonds and notes:
  Available-for-sale, at market (cost: 1998, $179,057; 1997,
    $203,373)...............................................   $180,830        $205,214
Equity securities, at market (cost: 1998, $5,179; 1997,
  $1,356)...................................................      5,263           1,526
Short-term investments, at cost.............................        650           6,634
                                                               --------        --------
         TOTAL INVESTMENTS..................................    186,743         213,374
Cash and cash equivalents (Restricted cash: 1998, $449;
  1997, $651)...............................................      4,421          28,742
Reinsurance recoverable.....................................     55,474          53,082
Premiums receivable (less allowance for doubtful accounts:
  1998 and 1997, $800)......................................     34,518          36,888
Deferred income taxes (less valuation allowance of $8,129,
  1998 and 1997)............................................     22,592          25,104
Prepaid reinsurance premiums................................     25,822           1,598
Goodwill....................................................     35,248          35,887
Prepaid and other...........................................     31,218          34,798
                                                               --------        --------
         TOTAL ASSETS.......................................   $396,036        $429,473
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Claims and claim adjustment expenses........................   $154,843        $201,255
Unearned premiums...........................................     16,198          12,913
Reinsurance payable.........................................     17,964           3,412
Discontinued operations liability...........................     10,861          12,904
Accounts payable and other liabilities......................     36,424          37,894
                                                               --------        --------
         TOTAL LIABILITIES..................................    236,290         268,378
    COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF
     SUBSIDIARY TRUST HOLDING SOLELY SENIOR SUBORDINATED
     NOTES OF SNIG; $1,000 face per share; issued and
     outstanding 105,000 shares in 1997 and 1998............    101,051         101,277
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
  issued 5,876,399 shares in 1998 and 5,871,279 shares in
  1997......................................................         59              59
  Paid-in capital excess of par.............................     34,274          34,242
Paid-in capital -- warrants.................................      2,206           2,206
Accumulated other comprehensive income; Unrealized gain on
  investments, net of taxes.................................      1,225           1,327
Retained earnings...........................................     26,076          21,984
Less: 245,000 shares of treasury stock at cost..............     (5,145)             --
                                                               --------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................     58,695          59,818
                                                               ========        ========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $396,036        $429,473
                                                               ========        ========

---------------
* Derived from audited financial statements.
           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   --------------------------    --------------------------
                                                      1998           1997           1998           1997
                                                   -----------    -----------    -----------    -----------
                                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                                  (RESTATED)                    (RESTATED)
REVENUES:
Premiums written, net of reinsurance ceded.......    $13,579       $ 43,703        $42,080       $ 63,706
Net change in unearned premiums..................      6,040          1,707          8,126            682
                                                     -------       --------        -------       --------
Net premiums earned..............................     19,619         45,410         50,206         64,388
Net investment income............................      3,761          3,435          8,014          5,521
                                                     -------       --------        -------       --------
         TOTAL REVENUES..........................     23,380         48,845         58,220         69,909
EXPENSES:
Claims and claim adjustment expenses, net of
  reinsurance recoveries.........................      8,031         34,724         26,319         44,995
Commissions, net of reinsurance ceding
  commissions....................................     (1,497)         4,687          1,467          6,888
Interest expense.................................         --          2,417             --          4,144
General and administrative expenses
  Underwriting...................................      9,912          6,158         16,939         10,961
  Loss on termination of financing transaction
    with a related party reinsurer...............         --         15,699             --         15,699
  Other..........................................        196            340            375            521
  Goodwill.......................................        335            137            639            137
                                                     -------       --------        -------       --------
         TOTAL EXPENSES..........................     16,977         64,162         45,739         83,345
                                                     -------       --------        -------       --------
INCOME BEFORE INCOME TAXES, PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION........................      6,403        (15,317)        12,481        (13,436)
Income tax expense...............................      2,354         (5,240)         4,665         (4,569)
                                                     -------       --------        -------       --------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION......................................      4,049        (10,077)         7,816         (8,867)
Preferred Securities dividends and accretion, net
  of income tax..................................         --           (453)            --           (907)
Trust Preferred Securities dividends and
  accretion, net of income tax...................     (1,852)            --         (3,724)            --
                                                     -------       --------        -------       --------
NET INCOME.......................................    $ 2,197       $(10,530)       $ 4,092       $ (9,774)
                                                     =======       ========        =======       ========
BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION......................................    $  0.69       $  (1.72)       $  1.34       $  (1.91)
Preferred securities dividends and accretion.....      (0.32)         (0.08)         (0.64)         (0.20)
                                                     -------       --------        -------       --------
NET INCOME.......................................    $  0.37       $  (1.80)       $  0.70       $  (2.11)
                                                     =======       ========        =======       ========
DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION......................................    $  0.50       $  (1.33)       $  0.99       $  (1.38)
Preferred securities dividends and accretion.....      (0.23)         (0.06)         (0.47)         (0.14)
                                                     -------       --------        -------       --------
NET INCOME.......................................    $  0.27       $  (1.39)       $  0.52       $  (1.52)
                                                     =======       ========        =======       ========

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE
                                                                    INCOME
                                                                 -------------   UNREALIZED
                               NUMBER OF                          GAIN (LOSS)     PAID-IN
                                SHARES      COMMON    TREASURY        ON          CAPITAL-    COMPREHENSIVE   RETAINED
                              OUTSTANDING    STOCK     STOCK      INVESTMENTS     WARRANTS       INCOME       EARNINGS
                              -----------   -------   --------   -------------   ----------   -------------   --------
Balance at December 31,
  1996......................   3,446,492    $16,022   $    --       $ (162)        $2,206                     $ 27,125
Comprehensive income
  Net income................          --        --         --           --             --         (5,141)       (5,141)
                                                                                                 -------
  Other comprehensive
    income, net of tax
    Change in unrealized
      gain (loss) on
      investments...........          --        --         --        1,489             --          1,489            --
                                                                                                 -------
  Other comprehensive
    income..................                                                                       1,489
                                                                                                 -------
Comprehensive income........                                                                     $(3,652)
                                                                                                 =======
Common stock issued.........   2,390,438    18,000         --           --             --                           --
Stock issued under stock
  option plan...............      22,127       105         --           --             --                           --
Common stock issued under
  stock incentive plan......      12,222       174         --           --             --                           --
                              ----------    -------   -------       ------         ------                     --------
Balance at December 31,
  1997......................   5,871,279    34,301         --        1,327          2,206                       21,984
                              ----------    -------   -------       ------         ------                     --------
Comprehensive income
  Net income................          --        --         --           --             --          4,092         4,092
                                                                                                 -------
  Other comprehensive
    income, net of tax
    Change in unrealized
      gain (loss) on
      investments...........          --        --         --         (102)            --           (102)           --
                                                                                                 -------
  Other comprehensive
    income..................                                                                        (102)
                                                                                                 -------
Comprehensive income........                                                                     $ 3,990
                                                                                                 =======
Common stock issued.........          --        --         --           --             --                           --
Stock issued under stock
  option plan...............       5,120        32         --           --             --                           --
Common stock issued under
  stock incentive plan......          --        --         --           --             --                           --
Treasury stock..............    (245,000)       --     (5,145)          --             --                           --
                              ==========    =======   =======       ======         ======                     ========
Balance at June 30, 1998....   5,631,399    $34,333   $(5,145)      $1,225         $2,206                     $ 26,076
                              ==========    =======   =======       ======         ======                     ========


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1996......................    $ 45,191
Comprehensive income
  Net income................      (5,141)
  Other comprehensive
    income, net of tax
    Change in unrealized
      gain (loss) on
      investments...........       1,489
  Other comprehensive
    income..................
Comprehensive income........
Common stock issued.........      18,000
Stock issued under stock
  option plan...............         105
Common stock issued under
  stock incentive plan......         174
                                --------
Balance at December 31,
  1997......................      59,818
                                --------
Comprehensive income
  Net income................       4,092
  Other comprehensive
    income, net of tax
    Change in unrealized
      gain (loss) on
      investments...........        (102)
  Other comprehensive
    income..................
Comprehensive income........
Common stock issued.........          --
Stock issued under stock
  option plan...............          32
Common stock issued under
  stock incentive plan......          --
Treasury stock..............      (5,145)
                                ========
Balance at June 30, 1998....    $ 58,695
                                ========

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $  4,092    $ (9,774)
                                                              --------    --------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of bonds and preferred stock.................        30        (803)
  Amortization of capital lease obligation..................      (666)         --
  (Gain) loss on sale of investments........................    (1,028)        123
  Loss on termination of financing transaction with a
    related party reinsurer.................................        --      15,699
  Amortization of goodwill..................................       639         136
  Interest expense on long-term debt........................        --       3,146
  Preferred securities dividends and accretion..............     3,724         907
  Increase in reinsurance receivables.......................    (2,392)     (4,216)
  Decrease in premiums receivable...........................     2,370       2,004
  Increase in other assets..................................    (4,420)     (3,149)
  Decrease in deferred income taxes.........................     4,485      (4,569)
  (Decrease) increase in claims and claim adjustment expense
    reserves................................................   (46,413)      2,714
  Increase (decrease) in unearned premium reserves..........     3,286        (909)
  Decrease in accounts payable and other liabilities........    (3,692)    (13,238)
                                                              --------    --------
         Total adjustments..................................   (44,077)     (2,155)
                                                              --------    --------
         Net cash used in operating activities..............   (39,985)    (11,929)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital -- restricted stock.......................        31           3
  Proceeds from issuance of common stock....................        --      18,000
  Long-term debt -- Chase Manhattan Bank....................        --      44,000
  Retirement of long-term debt -- Imperial Bank.............        --      (7,250)
  Reinsurance deposit.......................................   (12,654)         --
  Purchase of treasury stock................................    (5,145)         --
                                                              --------    --------
    Net cash (used in) provided by financing activities.....   (17,768)     54,753
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................  (108,103)    (90,283)
  Purchase of equity security...............................   (64,536)       (145)
  Investments and cash for discontinued operations..........    (2,043)    (17,125)
  Purchase of Pac Rim Holding Corporation...................        --     (41,170)
  Sale of property, plant and equipment.....................     8,000          --
  Sales of bonds and notes: Investments
    available-for-sale......................................   114,120      13,540
  Maturities of bonds and notes: Investments
    available-for-sale......................................    19,121       6,968
  Sale of equity securities.................................    60,745         517
  Net decrease in invested cash.............................     6,128      76,753
                                                              --------    --------
    Net cash provided by (used in) investing activities.....    33,432     (50,945)
                                                              --------    --------
    Net decrease in cash....................................   (24,321)     (8,121)
Cash and cash equivalents at beginning of period............    28,742      34,423
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  4,421    $ 26,302
                                                              ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................  $    181    $      4
                                                              ========    ========
Cash paid during the year for interest......................  $  5,614    $    191
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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

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

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the six months ended June 30, 1998 and June 30, 1997:

                               SIX MONTHS ENDED JUNE 30, 1998               SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------------------   ------------------------------------------
                             INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                          (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                         --------------   -------------   ---------   --------------   -------------   ---------
                         (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
  Income before items
     below.............     $ 7,816         5,853,713      $ 1.34        $ (8,867)       4,641,954      $(1.91)
  Preferred
     Securities........      (3,724)                        (0.64)           (907)                       (0.20)
                            -------                        ------        --------                       ------
  Net Income...........     $ 4,092                        $ 0.70        $ (9,774)                      $(2.11)
                            =======                        ======        ========                       ======
EFFECT OF DILUTIVE
  SECURITIES
  Options..............                       386,280                                      336,603
  Warrants.............                     1,672,234                                    1,432,309
DILUTED EPS
  Income before items
     below.............     $ 7,816         7,912,227      $ 0.99        $ (8,867)       6,410,866      $(1.38)
  Preferred
     Securities........      (3,724)                        (0.47)           (907)                       (0.14)
                            -------                        ------        --------                       ------
  Net Income...........     $ 4,092                        $ 0.52        $ (9,774)                      $(1.52)
                            =======                        ======        ========                       ======

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended June 30, 1998 and June 30, 1997:

                              THREE MONTHS ENDED JUNE 30, 1998             THREE MONTHS ENDED JUNE 30, 1997
                         ------------------------------------------   ------------------------------------------
                             INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                          (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                         --------------   -------------   ---------   --------------   -------------   ---------
                         (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
  Income before items
     below.............     $ 4,049         5,834,347      $ 0.69        $(10,077)       5,837,173      $(1.72)
  Preferred
     Securities........      (1,852)                        (0.32)           (453)                       (0.08)
                            -------                        ------        --------                       ------
  Net Income...........     $ 2,197                        $ 0.37        $(10,530)                      $(1.80)
                            =======                        ======        ========                       ======
EFFECT OF DILUTIVE
  SECURITIES
  Options..............                       417,582                                      321,992
  Warrants.............                     1,732,524                                    1,387,215
DILUTED EPS
  Income before items
     below.............     $ 4,049         7,984,453      $ 0.50        $(10,077)       7,546,380      $(1.33)
  Preferred
     Securities........      (1,852)                        (0.23)           (453)                       (0.06)
                            -------                        ------        --------                       ------
  Net Income...........     $ 2,197                        $ 0.27        $(10,530)                      $(1.39)
                            =======                        ======        ========                       ======

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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

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

NOTE B. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claim and claim adjustment expense reserves were $15.7 million at June 30, 1998, which was consistent with management's expectations. Offsetting these liabilities are $5.0 million of reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE C. RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Condensed Consolidated Statement of Cash Flows differ from those previously reported as a result of reclassifications made to the Condensed Consolidated Balance Sheet. A reconciliation of amounts restated are as follows:

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
Net cash (used in) provided by operating activities
  As previously reported....................................    $(37,800)        $(11,929)
  Reclass of investments withheld from reinsurer............      (2,185)              --
                                                                --------         --------
     As restated............................................    $(39,985)        $(11,929)
                                                                ========         ========
Net cash provided by (used in) financing activities
  As previously reported....................................    $(19,811)        $ 37,628
  Reclass of investments and cash for discontinued
     operations.............................................       2,043           17,125
                                                                --------         --------
     As restated............................................    $(17,768)        $ 54,753
                                                                ========         ========
Net cash (used in) provided by investing activities
  As previously reported....................................    $ 27,306         $(55,209)
  Reclass of investments withheld from reinsurer............       2,185               --
  Reclass of investments and cash for discontinued
     operations.............................................      (2,043)         (17,125)
  Reclass of invested cash from cash and cash equivalents to
     short-term investments.................................       5,984           21,389
                                                                --------         --------
     As restated............................................    $ 33,432         $(50,945)
                                                                ========         ========
  Cash and cash equivalents at the end of the period
  As previously reported....................................    $  5,071         $ 72,427
  Reclass of invested cash from cash and cash equivalents to
     short-term investments.................................        (650)         (46,125)
                                                                --------         --------
     As restated............................................    $  4,421         $ 26,302
                                                                ========         ========

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

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

                                                              THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1997    JUNE 30, 1997
                                                              -------------    -------------
Total Expenses
  As previously reported....................................    $ 48,463         $ 67,646
  Reclass of loss on termination of financing transaction
     with related party reinsurer...........................      15,699           15,699
                                                                --------         --------
     As restated............................................    $ 64,162         $ 83,345
                                                                ========         ========
Income tax expense (benefit)
  As previously reported....................................    $     98         $    769
  Reclass on tax effect of loss on termination of financing
     transaction with related party reinsurer...............      (5,338)          (5,338)
                                                                --------         --------
     As restated............................................    $ (5,240)        $ (4,569)
                                                                ========         ========
Income before preferred securities dividends and accretion,
  discontinued operations, and extraordinary items
  As previously reported....................................    $    284         $  1,494
  Reclass of extraordinary loss on retirement on long-term
     debt, net of tax.......................................     (10,361)         (10,361)
                                                                --------         --------
     As restated............................................    $(10,077)        $ (8,867)
                                                                ========         ========

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30, 1997                     JUNE 30, 1997
                                              -------------------------------   -------------------------------
                                                  AS                                AS
                                              PREVIOUSLY                AS      PREVIOUSLY                AS
                                               REPORTED    RECLASS   RESTATED    REPORTED    RECLASS   RESTATED
                                              ----------   -------   --------   ----------   -------   --------
BASIC EARNINGS PER SHARE
  Income before preferred securities
     dividends and accretion, and
     extraordinary items....................    $ 0.05     $(1.77)    $(1.72)     $ 0.32     $(2.23)    $(1.91)
  Preferred Securities......................     (0.08)        --      (0.08)      (0.20)        --      (0.20)
  Extraordinary Items.......................     (1.77)      1.77         --       (2.23)      2.23         --
                                                ------     ------     ------      ------     ------     ------
  Net loss..................................    $(1.80)    $   --     $(1.80)      (2.11)    $   --     $(2.11)
                                                ======     ======     ======      ======     ======     ======
DILUTED EARNINGS PER SHARE
  Income before preferred securities
     dividends and accretion, and
     extraordinary items....................    $ 0.04     $(1.37)    $(1.33)     $ 0.23     $(1.61)    $(1.38)
  Preferred Securities......................     (0.06)        --      (0.06)      (0.14)        --      (0.14)
  Extraordinary Items.......................     (1.37)      1.37         --       (1.61)      1.61         --
                                                ------     ------     ------      ------     ------     ------
  Net loss..................................    $(1.39)    $   --     $(1.39)     $(1.52)    $   --     $(1.52)
                                                ======     ======     ======      ======     ======     ======

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $5.5 million in the six month period ended June 30, 1998, versus an underwriting profit of $1.5 million, excluding a loss on the termination of a financing transaction with a related party reinsurer (namely, Centre Reinsurance Limited ("Centre Re") in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of an increase in premiums as a result of the April 11, 1997 acquisition of SPCC. During the six months ended June 30, 1998, the Company realized net income of $4.1 million or $0.52 per share on a diluted basis as compared to a loss of $9.8 million or $1.52 per share on a diluted basis for the six months ended June 30, 1997. In addition to improved underwriting profit, net income increased due to a $2.5 million increase in investment income, which resulted from the increase in invested assets. Invested assets increased due to the SPCC acquisition and the net proceeds of the issuance of the Trust Preferred Securities discussed below. The increase in underwriting profit and investment income was offset in part by dividends and accretion on the Trust Preferred Securities and amortization of goodwill. The loss in the prior year relates to a $15.7 million charge due to the termination of a financing transaction with a related party reinsurer.

GENERAL FINANCIAL CONDITION

     Total assets decreased by $33.4 million or 7.8% to $396.0 million for the six months ended June 30, 1998. The decrease is due to a $50.9 million reduction of cash and investments used primarily to fund operations, which is partially offset by a $24.2 million increase to prepaid reinsurance premiums.

     Total liabilities decreased by $32.3 million or 8.7% to $337.3 million for the six months ended June 30, 1998. The decrease is principally due to a $46.4 million reduction in claim and claim adjustment expense reserves, which is partially offset by a $14.6 million increase in reinsurance payables associated with the Large Account Quota-Share as discussed below in "Results of Operations."

     Total equity decreased by $1.1 million or 1.9% to $58.7 million for the six months ended June 30, 1998. This decrease primarily consists of $5.1 million paid by SNIC to purchase 245,000 shares of SNIG's common stock ("Common Stock"), which are held by SNIC as treasury stock on a GAAP basis, offset by $4.1 million in net income.

RESULTS OF OPERATIONS

     Effective February 1, 1998, the Company entered into a Quota-Share Arrangement (the "Quota-Share Arrangement") with United States Life Insurance Company, rated "A+" by A.M. Best Company, Inc. ("A.M. Best"), an independent insurance rating agency, under which the Company ceded 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. The Company received a 35.0% ceding commission on premiums ceded under this contract. Effective May 1, 1998, the Quota-Share Arrangement was amended so that the ceding level was reduced to $25,000 in estimated annual premium at inception, and the ceding commission was adjusted to 33.5%. The term of the amended agreement is three years, with two one-year extensions.

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

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross written premium.......................................   $40,898      $48,310
Net written premium.........................................   $13,579      $43,703
Net premium earned..........................................   $19,619      $45,410
Net claim and claim adjustment expenses.....................     8,031       34,724
Net underwriting and general and administrative expenses....     8,415       10,845
                                                               -------      -------
Underwriting profit (loss)..................................   $ 3,173      $  (159)
Net investment income.......................................     3,761        3,435
Underwriting ratios (GAAP Basis)
Claims and claim adjustment expense ratio...................      40.9%        76.5%
Underwriting expense ratio..................................      42.9%        23.9%
Policyholder dividends ratio................................       0.0%         0.0%
                                                               -------      -------
Combined ratio..............................................      83.8%       100.4%
                                                               =======      =======

     Gross written premium decreased $7.4 million or 15.3% to $40.9 million in the second quarter of 1998 as compared to the same period in 1997. This decrease can be attributed to non-renewal of policies written by SPCC prior to the acquisition and which expired in March 1998. Net written premium decreased $30.1 million or 68.9% to $13.6 million in the second quarter of 1998 as compared to the same period in 1997. Along with the decrease in gross written premium, essentially all of the decrease in net written premium is due to $23.7 million of reinsurance premiums ceded under the Quota-Share Arrangement. Net premium earned decreased $25.8 million or 56.8% to $19.6 million in the second quarter of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $26.7 million or 76.9% to $8.0 million in the second quarter of 1998 as compared to the same period in 1997. This decrease consists of a $9.8 million reduction in net claim and claim adjustment expense and a $16.9 million increase in ceded claim and claim adjustment expense related to the Quota-Share Arrangement. The $9.8 million reduction in net claim and claim adjustment expense is primarily due to a $9.8 million decrease in net premiums earned, excluding the decrease reflected in net premium written associated with the Quota-Share Arrangement as discussed above. The reduction is also partially due to the re-underwriting of the policies that expired related to the SPCC acquisition, which resulted in a decrease in net claim and claim adjustment expense for the three months ended June 30, 1998 as compared to the same period in 1997. The net claim and claim adjustment expense ratio decreased to 40.9% in the second quarter of 1998 from 76.5% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to an increase, during the second quarter of 1997, in claim and claim adjustment expenses relative to the related premium level from activity related to the SPCC acquisition.

     Underwriting and general and administrative expenses, excluding the loss on termination of a financing transaction with a related party reinsurer, increased $3.8 million or 61.0% to $9.9 million in the second quarter of 1998, as compared to the same period in 1997. This increase is primarily due to the acquisition of SPCC and partially due to a $1.8 million expense related to the ZRNA Commutation. Net commission expense decreased $6.2 million or 131.9% to $(1.5) million in the second quarter of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $4.6 million in ceded commission related to the Quota-Share Arrangement and partially due to a decrease in gross commission expense related to the decrease in gross written premium. Net underwriting and general and administrative expenses decreased to 22.4% to $8.4 million in the second quarter of 1998 from $10.8 million in the same period of 1997, reflecting the changes discussed above. The Company's underwriting expense ratio increased 19.0 percentage points to 42.9% for the second quarter of 1998 from 23.9% for the same period in 1997, due primarily to a reduction in the related net premium level from premiums ceded under the Quota-Share Arrangement.

     The Company recorded an underwriting profit, excluding the loss on termination of a financing transaction with a related party reinsurer, from continuing operations of $3.2 million in the second quarter of 1998, versus an underwriting loss of $0.2 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense discussed above, along with a decrease in underwriting and general and administrative expenses.

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

     In June 1997, the Company recorded a $15.7 million charge related to the termination of a financing transaction with a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from the related party reinsurer in exchange for the cancellation of $94.9 million in indebtedness to The Chase Manhattan Bank ("Chase"). No such charges were incurred in the 1998 period.

     The following selected financial data and analysis provide an assessment of the Company's financial results for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross written premium.......................................   $81,951      $71,090
Net written premium.........................................   $42,080      $63,706
Net premium earned..........................................   $50,206      $64,388
Net claim and claim adjustment expenses.....................    26,319       44,995
Net underwriting and general and administrative expenses....    18,406       17,849
                                                               -------      -------
Underwriting profit (loss)..................................   $ 5,481      $ 1,544
Net investment income.......................................     8,014        5,521
Underwriting ratios (GAAP Basis)
Claims and claim adjustment expense ratio...................      52.4%        69.9%
Underwriting expense ratio..................................      36.7%        27.7%
Policyholder dividends ratio................................       0.0%         0.0%
                                                               -------      -------
Combined ratio..............................................      89.1%        97.6%
                                                               =======      =======

     Gross written premium increased $10.9 million or 15.3% to $82.0 million in the first six months of 1998 as compared to the same period in 1997. Substantially all of this increase can be attributed to the addition of business written by SPCC. Net written premium decreased $21.6 million or 33.9% to $42.1 million in the first six months of 1998 as compared to the same period in 1997. This decrease is primarily due to $31.6 million in premiums ceded under the Quota-Share Arrangement, which is partially offset by a $10.9 million increase to gross written premiums. Net premium earned decreased $14.2 million or 22.0% to $50.2 million in the first six months of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $18.7 million or 41.5% to $26.3 million in the first six months of 1998 as compared to the same period in 1997. This decrease primarily reflects a $17.7 million increase in ceded claim and claim adjustment expense related to the Quota-Share Arrangement. The net claim and claim adjustment expense ratio decreased to 52.4% in the first six months of 1998 from 69.9% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to an increase, during the second quarter of 1997, in claim and claim adjustment expenses relative to the related premium level from activity related to the SPCC acquisition.

     Underwriting and general and administrative expenses, excluding the loss on the termination of a financing transaction with a related party reinsurer (namely, Centre Re), increased $6.0 million or 54.5% to $16.9 million in the first six months of 1998, as compared to the same period in 1997. This increase is primarily due to the acquisition of SPCC and partially due to a $1.8 million expense related to the ZRNA Commutation. Net commission expense decreased $5.4 million or 78.7% to $1.5 million in the first six months of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $6.6 million in ceded commission related to the Quota-Share Arrangement, which is partially offset by an increase in gross commission expense related to the increase in gross written premium. Net underwriting and general and administrative expenses increased 3.1% to $18.4 million in the first six months of 1998 from $17.8 million in the same period of 1997, reflecting the changes discussed above. The Company's underwriting expense ratio increased 9.0 percentage points to 36.7% for the first six months of 1998 from 27.7% for the same period in 1997, due primarily to a reduction in the related net premium level from premiums ceded under the Quota-Share Arrangement.

     The Company recorded an underwriting profit, excluding the loss on the termination of a financing transaction with a related party reinsurer, from continuing operations of $5.5 million in the first six months of 1998, versus $1.5 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense discussed above, along with a decrease in underwriting and general and administrative expenses.

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

     In June 1997, the Company recorded a $15.7 million charge related to the termination of a financing transaction with a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from the related party reinsurer in exchange for the cancellation of $94.9 million in indebtedness to Chase. No such charges were incurred in the 1998 period.

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

     A summary of net investment income, excluding capital gains (losses), for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1998       1997       1998      1997
                                                  -------    -------    ------    ------
Interest on bonds and notes.....................  $3,042     $1,940     $6,685    $2,798
Interest on invested cash.......................     200      1,706        518     3,052
Other...........................................      67         --        143        --
                                                  ------     ------     ------    ------
Total investment income.........................   3,309      3,646      7,346     5,850
Capital gains...................................     629         10      1,029        19
Investment expense..............................     177        221        361       348
                                                  ------     ------     ------    ------
Net investment income...........................  $3,761     $3,435     $8,014    $5,521
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

DISCONTINUED OPERATIONS

     Discontinued operations had claim and claim adjustment expense reserves of $11.3 million as of June 30, 1998, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor the Company's potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover the Company's claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its claim and claim adjustment expense reserves in the discontinued operations. Offsetting these liabilities are $0.5 million in reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company's cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio and sales and maturities of investments. The Company's cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For their insurance operations, the Company's subsidiaries must have available sufficient cash and liquid assets to meet their obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting their ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, and based on the expectation that the financing transactions in connection with the previously announced Acquisition of Business Insurance Group, Inc. will be completed, management believes that the Company's present cash resources are sufficient to meet the needs of the Company for the foreseeable future.

     During the first six months of 1998, the Company used $40.0 million of cash in its operations versus cash used of $11.9 million during the same period in 1997. This $28.1 million increase in cash used is primarily due to the addition of SPCC's operations beginning April 1, 1997. The Company's continued negative cash flow is the result of the Company's historical in force premium bases being significantly higher than its current level and higher than expected payments of claim and claim adjustment expenses in the 1995 and 1996 accident years. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising out of the Quota-Share Arrangement for large accounts will increase negative cash flow substantially. Although the Company has implemented its Claim Severity Management Program to control cash outflows related to the 1995 and 1996 accident years at acceptable levels, there can be no assurance that it will be successful. In any event, the Company believes that it has adequate short-term investments and readily marketable investment-grade securities to cover both claim payments and expenses. As of June 30, 1998, the Company had total cash, cash equivalents, investments and investments held from reinsurers of $193.3 million and had 97.3% of its investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 97.1% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 99.5% had ratings of "BBB" or equivalent or better.

     The Company used $17.8 million in cash from financing activities for the six months ended June 30, 1998, and generated $54.8 million for the corresponding period in 1997. During the six months ended June 30, 1998, funds used for financing activities consisted of $12.7 million in reinsurance deposits to ZRNA associated with a reinsurance contract, and $5.1 million to purchase 245,000 shares of Common Stock, which are held by SNIC as treasury stock on a GAAP basis. The Common Stock acquired by SNIC was purchased in a single transaction from Thomas J. Jamieson, a director of the Company, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The purchase price of $21.00 per share represented a discount from the market price of the Common Stock at the time of the transaction. The Company's Board of Directors, with disclosure of the conflicts of interest, unanimously approved SNIC's purchase of Common Stock. The cash generated by financing activities in the first six months of 1997 was primarily associated with the Company's acquisition of SPCC. The Company generated the necessary cash to acquire SPCC from the proceeds of a $44.0 million term loan and the sale of approximately $18.0 million in Common Stock. Of the approximately $62.0 million raised in those financing transactions, approximately $42.0 million was used to fund the acquisition of SPCC, approximately $6.6 million was used to repay an existing bank loan, $10.0 million was contributed as capital to SPCC, and the remaining funds were used for general corporate purposes, including the payment of related transaction costs.

     On December 3, 1997, Superior National Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, issued its 10 3/4% Trust Preferred Securities (the "Trust Preferred Securities"), having an aggregate liquidation amount of $105.0 million, in a private placement, and also issued to the Company, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used by the Trust to purchase the Company's 10 3/4% Senior Subordinated Notes due 2017 (the "Senior Subordinated Notes"), all of which were issued in connection with such transaction. In addition, the Company entered into several contractual undertakings which, the Company believes, when taken together, guarantee (the "Company Guarantee") to the holders of the Trust Preferred Securities a full and unconditional right to enforce the payment of the distributions with respect to such securities. On January 16, 1998, the Company and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and Company Guarantee, pursuant to which substantially all of such securities were exchanged for substantially similar securities. The Company used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by a Company affiliate to Centre Reinsurance (Bermuda) Ltd., to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

     Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, and commenced June 1, 1998. Subject to certain conditions, set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued (the "Subordinated Notes Indenture"), on or after December 1, 2005, the Company has the right to redeem the Senior Subordinated Notes at any time, in whole or in part, at call prices (expressed as a percentage of principal amount) ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100% thereafter. The proceeds from any redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, the Company has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the Subordinated Notes Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by the Company of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, the Company may commence a new Extension Period, subject to certain requirements.

     In addition, during 1997 the Company repaid approximately $0.6 million of an existing bank loan and at the time due $3.7 million of the principal of the term loan used to acquire SPCC.

     In November 1996, the Company entered into a financing transaction involving Centre Re and Chase pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. The Company used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. As a result, the Company's investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

     In June 1997, the term loan was retired when $110.5 million of receivables from Centre Re were transferred to Chase in exchange for cancellation of the Company's $94.9 million debt due to Chase under the term loan. The retirement of the term loan resulted in the Company recognizing a $15.7 million charge.

     The Company has a reverse repurchase facility with a national securities brokerage firm that allows it to engage in up to $20.0 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows the Company a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of June 30, 1998, the Company had no obligation outstanding under this facility.

     The Company, as a holding company, depends on dividends and intercompany tax allocation payments from its insurance subsidiaries, SNIC and SPCC, for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Senior Subordinated Notes underlying the Trust Preferred Securities. Absent other sources of cash flow, the Company cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the California Department of Insurance (the "DOI"). The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. Dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. No dividends were paid by SPCC or SNIC during 1997; however, SNIC paid $2.9 million to the Company for its current income taxes. No dividends were paid during the six months ended June 30, 1998. Insurance holding company regulations, in ordinary circumstances, place a two-year moratorium on payments of dividends by a subsidiary that has undergone a change of control. The Company has requested of the DOI, and expects to receive, a waiver from the moratorium in connection with the Company's proposed acquisition of Business Insurance Group, Inc. ("BIG"). If dividends are available for payment as expected, the Company believes it will have adequate cash to service its debt.

     The Company is a party to several leases principally associated with the Company's home and branch office space, as well as its fixed assets. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment with respect to these leases in 1998, is approximately $7.0 million. These leases expire from 2000 to 2003.

     With the exception of the approximately $285.0 million in cash outlays necessary to complete the Company's proposed acquisition of BIG, together with fees and costs related thereto, the Company does not foresee any material expenditures during the next twelve months other than those arising in the ordinary course of business. See Part II -- Item 5 -- Other Information.

     The effect of inflation on the Company's revenues and net income during the six months ended June 30, 1998 was not significant.

TAXES

     As of June 30, 1998, the Company had available approximately $128.0 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by the Company in periods after June 30, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Any 5% shift in the current ownership of the Company may result in a "change of ownership" under Section 382 of the Internal Revenue Code of 1986, as amended, and limit and defer the Company's ability to utilize NOLs. In an effort to protect these NOLs, the Company's charter documents contain provisions prohibiting 5% owners of the Common Stock (including holders of options and warrants) from acquiring additional stock and prohibiting any additional person or entity from becoming a 5% holder of Common Stock. The prohibition against changes of ownership by the 5% holders of Common Stock expires in April 2000. The Company believes that it is very likely that the equity financings it will conduct to help fund the Company's proposed acquisition of BIG will result in a "change of ownership," but has concluded that the cost of the limitation of use of the NOLs in relation to the benefits derived from the acquisition of BIG is acceptable. See Part II -- Item 5 -- Other Information. The Company is seeking stockholder approval of a proposal to eliminate these restrictive charter provisions at the Company's 1998 Annual Meeting of Stockholders.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On May 5, 1998, the Company and Foundation Health Corporation ("FHC"), a wholly owned subsidiary of Foundation Health Systems, Inc., entered into a Purchase Agreement under which the Company agreed to purchase for approximately $256.5 million in cash ($285.0 million less the cost of a Loss Reserves Guarantee (described below) provided through reinsurance) (the "Acquisition") all outstanding shares of the capital stock of BIG, an insurance holding company that, through its wholly owned insurance subsidiaries, California Compensation Insurance Company, a California stock insurance company, Business Insurance Company, a Delaware stock insurance company, Combined Benefits Insurance Company, a California stock insurance company, and Commercial Compensation Insurance Company, a New York stock insurance company, writes workers' compensation and group health insurance, principally in California, with branch operations throughout the continental United States. The Company will offset the reduction in BIG's surplus resulting from the cost of reinsurance for the Loss Reserves Guarantee with a capital contribution to BIG, so the total cash outlays by the Company in connection with the Acquisition will be $285.0 million, excluding transaction expenses.

     In connection with the Acquisition, FHC will provide a "Loss Reserve Guarantee" through the purchase of reinsurance, which will provide $175 million of adverse development protection on BIG's loss and loss adjustment expense reserves. The Loss Reserve Guarantee will be obtained by FHC at FHC's cost. The reinsurance policy will be procured by BIG's insurance subsidiaries and its cost will be deducted from the purchase price payable to FHC. The Company anticipates contributing to the capital of the BIG insurance subsidiaries an amount equal to the cost of the reinsurance policy. The Company will also enter into a three-year quota share reinsurance agreement with a reinsurer rated "A+" by A.M. Best, under which the Company and BIG will reinsure accounts with premiums in excess of $25,000. See "Part I -- Item 2 -- Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Results of Operations." The Company has also agreed to enter into long-term contracts with affiliates of FHC under which such affiliates will continue to provide bill review and other claims control services to BIG and following the Acquisition, to the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.64    Commutation and Settlement Agreement, effective as of June
          30, 1998, by and between the Company and ZRNA.+
 11       Summary of the calculation of EPS.*
 27       Financial Data Schedule.*

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the second quarter of 1998.

     --------------------
+ Filed with original 10-Q filing.

* Filed with this 10-Q/A.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 16, 1998                   SUPERIOR NATIONAL INSURANCE
                                          GROUP, INC.

                                          By:      /s/ J. CHRIS SEAMAN

                                            ------------------------------------
                                                      J. Chris Seaman
                                                Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.64    Commutation and Settlement Agreement, effective as of June
          30, 1998, by and between the Company and ZRNA.+
 11       Summary of the calculation of EPS.*
 27       Financial Data Schedule.*

---------------
+ Filed with original 10-Q filing.

* Filed with this 10-Q/A.