Form 10-Q/A
period 1997-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-11-03
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 2)


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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION


                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Condensed consolidated balance sheets as of September
      30, 1997 (unaudited) and December 31, 1996............    1
     Condensed consolidated statements of operations for the
      three and nine months ended September 30, 1997
      (unaudited) (restated) and September 30, 1996
      (unaudited)...........................................    2
     Condensed consolidated statement of changes in
      stockholders' equity for the nine months
       ended September 30, 1997 (unaudited).................    3
     Condensed consolidated statements of cash flows
      (restated) for the nine months ended September 30,
      1997 (unaudited) and September 30, 1996 (unaudited)...    4
     Notes to condensed consolidated financial statements
      (unaudited)...........................................    5
  Item 2. Management's Discussion and Analysis of
  Consolidated Financial Condition and Results of
  Operations................................................   10

PART II. OTHER INFORMATION
  Item 5. Other Information.................................   17
  Item 6. Exhibits and Reports on Form 8-K..................   18
SIGNATURE...................................................   19

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)         (*)
Investments:
  Bonds and notes:
    Available-for-sale, at market (cost: 1997, $203,354;
     1996, $46,549).........................................    $204,732         $ 46,330
    Equity securities, at market (cost: 1997, $686; 1996,
     $1,199)................................................         849            1,173
    Short-term investments, at cost.........................       7,613           67,514
                                                                --------         --------
         Total Investments..................................     213,194          115,017
    Cash and cash equivalents (restricted cash: 1997, $476;
     1996, $297)............................................      25,610           34,423
    Reinsurance receivable..................................      54,887           25,274
    Premiums receivable (less allowance for doubtful
     accounts: 1997, $3,604; 1996, $300)....................      23,232            9,390
    Earned but unbilled premiums receivable.................       9,123            5,251
    Deferred policy acquisition costs.......................       5,834            3,042
    Deferred income taxes...................................      27,133            9,520
    Funds held by reinsurer.................................       3,815            1,948
    Receivable from reinsurer...............................          --          110,527
    Goodwill................................................      25,766               --
    Prepaid and other.......................................      22,634            9,438
                                                                --------         --------
         Total Assets.......................................    $411,228         $323,830
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Claims and claim adjustment expenses....................     222,625          115,529
    Unearned premiums.......................................      14,988            9,702
    Reinsurance Payable.....................................       9,833              874
    Long-term debt..........................................      42,366           98,961
    Discontinued operations liability.......................      14,036           17,261
    Accounts payable and other liabilities..................      24,904           12,741
                                                                --------         --------
         Total Liabilities..................................     328,752          255,068
    Preferred securities issued by affiliate; authorized
     1,100,000 shares; issued and outstanding 1,062,920
     shares in 1997, and 1,013,753 shares in 1996...........      25,672           23,571
Stockholders' Equity:
Common stock, $0.01 par value; authorized 25,000,000 shares;
  issued and outstanding 5,837,173 shares in 1997 and
  3,446,492 shares in 1996..................................          58               --
  Paid-in capital excess of par.............................      34,070           16,022
Paid in capital -- warrants.................................       2,206            2,206
Unrealized gain on equity securities, net of taxes..........         108              (17)
Unrealized gain (loss) on available-for-sale investments,
  net of income taxes.......................................         879             (145)
Retained earnings...........................................      19,483           27,125
                                                                --------         --------
         Total Stockholders' Equity.........................      56,804           45,191
                                                                --------         --------
         Total Liabilities and Stockholders' Equity.........    $411,228         $323,830
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
                               =========     ===      =======      ====          ======        ======    =======       =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Cash flows from operating activities:
  Net (loss) income.........................................  $  (7,642)   $  1,916
                                                              ---------    --------
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Amortization of bonds and preferred stock...............     (1,004)       (705)
    Loss (gain) on sale of investments......................         95         (33)
    Gain on sale of Centre Re Investments...................         --      (2,261)
    Amortization of Goodwill................................        477          --
    Loss on termination of financing transaction with a
     related party reinsurer................................     15,699          --
    Extraordinary Loss......................................        796          --
    Interest expense on long-term debt......................      4,225          --
    Preferred securities dividends and accretion............      1,387       1,876
    Increase in reinsurance receivable......................    (25,593)     (1,292)
    (Increase) decrease in premiums receivables.............       (716)      1,009
    Decrease (increase) in earned but unbilled premiums
     receivable.............................................        270      (1,656)
    (Increase) decrease in accrued investment income........       (637)        339
    Increase in deferred policy acquisition costs...........     (2,792)       (340)
    Decrease in deferred income taxes.......................     (2,517)        706
    Increase in funds held by reinsurer.....................     (1,867)       (413)
    Decrease in investments withheld from a related party
     reinsurer..............................................         --      38,586
    (Increase) decrease in prepaid reinsurance premiums.....     (5,278)        498
    Increase in other assets................................     (1,411)       (855)
    Decrease in claims and claim adjustment expense
     reserves...............................................       (979)    (25,268)
    Decrease in unearned premium reserves...................     (1,573)       (404)
    Increase in reinsurance payable.........................      8,959         122
    Decrease in policyholder dividends payable..............         --      (3,577)
    (Decrease) increase in accounts payable and other
     liabilities............................................     (6,354)      8,659
                                                              ---------    --------
        Total adjustments...................................    (18,813)     14,991
                                                              ---------    --------
        Net cash used in operating activities...............    (26,455)     16,907
                                                              ---------    --------
Cash flows from financing activities:
  Paid-in-capital -- restricted stock.......................        106          13
  Proceeds from issuance of common stock....................     18,000          --
  Long-term debt -- Chase Manhattan Bank....................     41,257          --
  Retirement of long-term debt -- Imperial Bank.............     (7,250)       (900)
  Prepayment penalty on early retirement of long-term
    debt....................................................       (244)         --
  Proceeds from repurchase transaction......................         --       3,596
                                                              ---------    --------
        Net cash provided by financing activities...........     51,869       2,709
                                                              ---------    --------
Cash flows from investing activities:
  Purchases of bonds and notes:
    Investments available-for-sale..........................    (93,936)    (29,119)
  Purchase of equity security...............................       (145)         --
  Acquisition of Pac Rim....................................    (44,016)         --
  Investments and cash for discontinued operations..........     (3,225)         --
  Sales of bonds and notes; Investments
    available-for-sale......................................     37,906      22,414
  Maturities of bonds and notes: Investments
    available-for-sale......................................      8,771      12,286
  Sale of equity security...................................        517          --
  Net decrease in short term investment.....................     59,901       1,549
                                                              ---------    --------
    Net cash (used in) provided by investing activities.....    (34,227)      7,130
                                                              ---------    --------
    Net (decrease) increase in cash.........................     (8,813)     26,746
                                                              ---------    --------
Cash and invested cash at beginning of period...............     34,423       6,188
                                                              ---------    --------
Cash and invested cash at end of period.....................  $  25,610    $ 32,934
                                                              =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................  $       4    $      4
                                                              =========    ========
Cash paid during the year for interest......................  $   1,124    $    488
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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE E. RECONCILIATION WITH PREVIOUSLY REPORTED AMOUNTS

     The amounts shown in the Condensed Consolidated Statement of Cash Flows differ from those previously reported as a result of reclassifications made to the Condensed Consolidated Balance Sheet. A reconciliation of amounts restated are as follows:


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Net cash (used in) provided by operating activities
  As previously reported....................................  $(26,455)   $(21,679)
  Reclass of investments withheld from reinsurer............        --    $ 38,586
                                                              --------    --------
    As restated.............................................  $(26,455)   $ 16,907
                                                              ========    ========
Net cash (used in) provided by financing activities
  As previously reported....................................  $ 48,644    $  2,709
  Reclass of investments and cash for discontinued
    operations..............................................     3,225          --
                                                              --------    --------
    As restated.............................................  $ 51,869    $  2,709
                                                              ========    ========
Net cash (used in) provided by investing activities
  As previously reported....................................  $(90,903)   $ 52,098
  Reclass of investment funds withheld from reinsurer.......        --      71,061
  Reclass of funds withheld from reinsurers.................        --    (110,098)
  Reclass of investments held for sale......................    55,339          --
  Reclass of investments and cash for discontinued
    operations..............................................    (3,225)         --
  Reclass of invested cash from cash and cash equivalents to
    short term investments..................................     4,562      (5,931)
                                                              --------    --------
    As restated.............................................  $(34,227)   $  7,130
                                                              ========    ========
Cash and cash equivalents at the end of the period
  As previously reported....................................  $ 33,223    $ 36,080
  Reclass of invested cash from cash and cash equivalents to
    short term investments..................................    (7,613)     (3,146)
                                                              --------    --------
    As restated.............................................  $ 25,610    $ 32,934
                                                              ========    ========

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


     Additionally, in 1997 the Company previously reported a $10.4 million extraordinary loss on retirement of long-term debt, net of income tax benefit. Subsequently, this amount was reclassified to an operating expense separately disclosed as loss on termination of financing transaction with related party reinsurer. This reclass resulted in no change to net income or stockholders' equity. A reconciliation of amounts restated are as follows:


[CAPTION]

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1997
                                                                   --------
Total Expenses
  As previously reported....................................       $100,669
  Reclass of loss on termination of financing transaction
     with related party reinsurer...........................         15,699
                                                                   --------
     As restated............................................       $116,368
                                                                   ========
Income tax expense (benefit)
  As previously reported....................................       $  2,821
  Reclass on tax effect of loss on termination of financing
     transaction with related party reinsurer...............         (5,338)
                                                                   --------
     As restated............................................       $ (2,517)
                                                                   ========
Income before preferred securities dividends and accretion,
  discontinued operations, and extraordinary items
  As previously reported....................................       $  4,902
  Reclass of extraordinary loss on retirement on long-term
     debt, net of tax.......................................        (10,361)
                                                                   --------
     As restated............................................       $ (5,459)
                                                                   ========



                                                                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1997
                                                              -------------------------------
                                                                  AS
                                                              PREVIOUSLY                AS
                                                               REPORTED    RECLASS   RESTATED
                                                              ----------   -------   --------
Earnings per common and dilutive common equivalent shares:
  Income before preferred securities dividends accretion,
     and extraordinary items................................    $ 0.97     $(2.06)    $(1.09)
  Preferred securities dividends and accretion..............     (0.28)        --      (0.28)
  Extraordinary loss on redemption of Pac Rim's debentures,
     net of income tax benefit..............................     (0.12)        --      (0.12)
  Extraordinary loss on early retirement of Imperial Bank
     loan, net of income tax benefit........................     (0.03)        --      (0.03)
  Extraordinary loss on retirement of long-term debt, net of
     income tax benefit.....................................     (2.06)      2.06         --
                                                                ------     ------     ------
  Net loss..................................................    $(1.52)    $   --     $(1.52)
                                                                ======     ======     ======

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

---------------

+ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed with the SEC on November 13, 1997 and incorporated herein by reference.



* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended September 30, 1997, as filed with the SEC on October 16, 1998 and incorporated herein by reference.


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


Dated: November 3, 1998                   SUPERIOR NATIONAL INSURANCE

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