Form 10-Q
period 1998-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1998-11-06
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on November 3, 1998: 5,961,497 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements........................................    3
         Condensed consolidated balance sheets as of September 30,
           1998 (unaudited) and December 31, 1997....................    3
         Condensed consolidated statements of income for the three
           and nine months ended September 30, 1998 (unaudited) and
           September 30, 1997 (unaudited) (restated).................    4
         Condensed consolidated statement of changes in stockholders'
           equity for the nine months ended September 30, 1998
           (unaudited) and for the twelve months ended December 31,
           1997......................................................    5
         Condensed consolidated statements of cash flows for the nine months ended September 30, 1998 (unaudited) and September
           30, 1997 (unaudited) (restated)...........................    6
         Notes to condensed consolidated financial statements
           (unaudited)...............................................    7
Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.............   11

                        PART II. OTHER INFORMATION
Item 5.  Other Information...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   36
SIGNATURE............................................................   37
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)         *
INVESTMENTS
Bonds and notes:
  Available-for-sale, at market (cost: 1998, $140,143; 1997,
    $203,373)...............................................    $143,190        $205,214
Equity securities, at market (cost: 1998, $4,892; 1997,
  $1,356)...................................................       4,753           1,526
Short-term investments, at cost.............................       2,330           6,634
Other investments...........................................          50              --
                                                                --------        --------
         TOTAL INVESTMENTS..................................     150,323         213,374
Cash and cash equivalents (Restricted cash: 1998, $263;
  1997, $651)...............................................      16,882          28,742
Reinsurance recoverable.....................................      82,978          53,082
Premiums receivable (less allowance for doubtful accounts:
  1998 and 1997, $800)......................................      38,119          36,888
Deferred income taxes (less valuation allowance: 1998 and
  1997, $8,129).............................................      20,952          25,104
Prepaid reinsurance premiums................................      13,377           1,598
Receivable from a related party reinsurer...................      14,070              --
Goodwill....................................................      34,912          35,887
Prepaid and other...........................................      33,232          34,798
                                                                --------        --------
         TOTAL ASSETS.......................................    $404,845        $429,473
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Claims and claim adjustment expenses........................    $156,206        $201,255
Unearned premiums...........................................      16,939          12,913
Reinsurance payable.........................................      21,607           3,412
Discontinued operations liability...........................       9,480          12,904
Accounts payable and other liabilities......................      38,051          37,894
                                                                --------        --------
         TOTAL LIABILITIES..................................     242,283         268,378
    COMPANY-OBLIGATED TRUST PREFERRED SECURITIES OF
      SUBSIDIARY TRUST HOLDING SOLELY SENIOR SUBORDINATED
      NOTES OF SNIG; $1,000 face per share; issued and
      outstanding 105,000 shares in 1997 and 1998...........     101,068         101,277
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 25,000,000 shares:
  issued 5,961,529 shares in 1998 and 5,871,279 shares in
  1997......................................................          60              59
Paid-in capital excess of par...............................      35,622          34,242
Paid-in capital -- warrants.................................       2,206           2,206
Accumulated other comprehensive income;
  Unrealized gain on investments, net of taxes..............       1,919           1,327
Retained earnings...........................................      28,171          21,984
Less: Unearned compensation.................................      (1,339)             --
Less: 245,000 shares of treasury stock at cost..............      (5,145)             --
                                                                --------        --------
         TOTAL STOCKHOLDERS' EQUITY.........................      61,494          59,818
                                                                ========        ========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $404,845        $429,473
                                                                ========        ========

---------------
* Derived from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            -------------------------   -------------------------
                                                               1998          1997          1998          1997
                                                            -----------   -----------   -----------   -----------
                                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

                                                                                                      (RESTATED)
REVENUES:
Premiums written, net of reinsurance ceded................    $11,415       $32,890       $53,495      $ 96,596
Net change in unearned premiums...........................       (669)        1,870         7,457         2,552
                                                              -------       -------       -------      --------
Net premiums earned.......................................     10,746        34,760        60,952        99,148
Net investment income.....................................      3,421         3,723        11,435         9,244
                                                              -------       -------       -------      --------
        TOTAL REVENUES....................................     14,167        38,483        72,387       108,392
EXPENSES:
Claims and claim adjustment expenses, net of reinsurance
  recoveries..............................................      1,319        21,316        27,638        66,311
Commissions, net of reinsurance ceding commissions........     (6,223)        2,773        (4,756)        9,661
Policyholder dividend expense.............................         96            --            96            --
Interest expense..........................................         --         1,158            --         5,302
General and administrative expenses
  Underwriting............................................     12,146         7,140        29,085        18,101
  Loss on termination of financing transaction with a
    related party reinsurer...............................         --            --            --        15,699
  Other...................................................        254           296           629           817
  Goodwill................................................        336           340           975           477
                                                              -------       -------       -------      --------
        TOTAL EXPENSES....................................      7,928        33,023        53,667       116,368
                                                              -------       -------       -------      --------
INCOME (LOSS) BEFORE INCOME TAXES, PREFERRED
  SECURITIES DIVIDENDS AND ACCRETION, AND EXTRAORDINARY
  ITEMS...................................................      6,239         5,460        18,720        (7,976)
Income tax expense (benefit)..............................      2,271         2,052         6,936        (2,517)
                                                              -------       -------       -------      --------
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS......................      3,968         3,408        11,784        (5,459)
Preferred Securities dividends and accretion, net of
  income tax..............................................         --          (480)           --        (1,387)
Trust Preferred Securities dividends and accretion, net of
  income tax..............................................     (1,873)           --        (5,597)           --
Extraordinary loss on redemption of Pac Rim's debentures,
  net of income tax.......................................         --          (635)           --          (635)
Extraordinary loss on early retirement of Imperial Bank
  loan, net of income tax.................................         --          (161)           --          (161)
                                                              -------       -------       -------      --------
NET INCOME (LOSS).........................................    $ 2,095       $ 2,132       $ 6,187      $ (7,642)
                                                              =======       =======       =======      ========
BASIC EARNINGS PER SHARE:
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS......................    $  0.70       $  0.58       $  2.04      $  (1.08)
Preferred securities dividends and accretion..............      (0.33)        (0.08)        (0.97)        (0.27)
Extraordinary items.......................................         --         (0.14)           --         (0.16)
                                                              -------       -------       -------      --------
NET INCOME (LOSS).........................................    $  0.37       $  0.36       $  1.07      $  (1.51)
                                                              =======       =======       =======      ========
DILUTED EARNINGS PER SHARE:
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS......................    $  0.51       $  0.44       $  1.50      $  (0.80)
Preferred securities dividends and accretion..............      (0.24)        (0.06)        (0.71)        (0.20)
Extraordinary items.......................................         --         (0.10)           --         (0.12)
                                                              -------       -------       -------      --------
NET INCOME (LOSS).........................................    $  0.27       $  0.28       $  0.79      $  (1.12)
                                                              =======       =======       =======      ========

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   ACCUMULATED
                                                                      OTHER
                                                                  COMPREHENSIVE
                                                                      INCOME
                                                                  --------------
                                NUMBER OF                           UNREALIZED     PAID-IN    COMPREHENSIVE
                                 SHARES      COMMON    TREASURY    GAIN (LOSS)     CAPITAL-      (LOSS)       RETAINED
                               OUTSTANDING    STOCK     STOCK     ON INVESTMENTS   WARRANTS      INCOME       EARNINGS
                               -----------   -------   --------   --------------   --------   -------------   --------
Balance at December 31,
  1996.......................   3,446,492    $16,022   $    --        $ (162)       $2,206                    $27,125
Comprehensive income
  Net income.................          --         --        --            --            --       $(5,141)      (5,141)
                                                                                                 -------
  Other comprehensive
    income, net of tax
    Change in unrealized gain
      (loss) on
      investments............          --         --        --         1,489            --         1,489           --
                                                                                                 -------
  Other comprehensive
    income...................                                                                      1,489
                                                                                                 -------
Comprehensive loss...........                                                                    $(3,652)
                                                                                                 =======
Common stock issued..........   2,390,438     18,000        --            --            --                         --
Stock issued under stock
  option plan................      22,127        105        --            --            --                         --
Common stock issued under
  stock incentive plan.......      12,222        174        --            --            --                         --
                                ---------    -------   -------        ------        ------                    -------
Balance at December 31,
  1997.......................   5,871,279     34,301        --         1,327         2,206                     21,984
                                ---------    -------   -------        ------        ------                    -------
Comprehensive income Net
  income.....................          --         --        --            --            --         6,187        6,187
                                                                                                 -------
  Other comprehensive
    income, net of tax
    Change in unrealized gain
      (loss) on
      investments............          --         --        --           592            --           592           --
                                                                                                 -------
  Other comprehensive
    income...................                                                                        592
                                                                                                 -------
Comprehensive income.........                                                                    $ 6,779
                                                                                                 =======
Common stock issued..........          --         --        --            --            --                         --
Stock issued under stock
  option plan................       6,570         42        --            --            --                         --
Common stock issued under
  stock incentive plan.......      83,680      1,339        --            --            --                         --
Treasury stock...............    (245,000)        --    (5,145)           --            --                         --
                                ---------    -------   -------        ------        ------                    -------
Balance at September 30,
  1998.......................   5,716,529    $35,682   $(5,145)       $1,919        $2,206                    $28,171
                                =========    =======   =======        ======        ======                    =======


                                                  TOTAL
                                 UNEARNED     STOCKHOLDERS'
                               COMPENSATION      EQUITY
                               ------------   -------------
Balance at December 31,
  1996.......................    $    --         $45,191
Comprehensive income
  Net income.................         --          (5,141)
  Other comprehensive
    income, net of tax
    Change in unrealized gain
      (loss) on
      investments............         --           1,489
  Other comprehensive
    income...................
Comprehensive loss...........
Common stock issued..........         --          18,000
Stock issued under stock
  option plan................         --             105
Common stock issued under
  stock incentive plan.......         --             174
                                 -------         -------
Balance at December 31,
  1997.......................         --          59,818
                                 -------         -------
Comprehensive income Net
  income.....................         --           6,187
  Other comprehensive
    income, net of tax
    Change in unrealized gain
      (loss) on
      investments............         --             592
  Other comprehensive
    income...................
Comprehensive income.........
Common stock issued..........         --              --
Stock issued under stock
  option plan................         --              42
Common stock issued under
  stock incentive plan.......     (1,339)             --
Treasury stock...............         --          (5,145)
                                 -------         -------
Balance at September 30,
  1998.......................    $(1,339)        $61,494
                                 =======         =======

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1998          1997
                                                              ---------    ----------
                                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $   6,187     $ (7,642)
                                                              ---------     --------
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of bonds and preferred stock.................         17       (1,004)
  Amortization of investments withheld from reinsurer.......         24           --
  Amortization of capital lease obligation..................     (1,123)          --
  (Gain) loss on sale of investments........................     (1,781)          95
  Loss on termination of financing transaction with a
    related party reinsurer.................................         --       15,699
  Extraordinary loss........................................         --          796
  Amortization of goodwill..................................        975          477
  Interest expense on long-term debt........................         --        4,225
  Preferred securities dividends and accretion..............      5,600        1,387
  Increase in reinsurance receivables.......................    (29,896)     (25,593)
  Increase in premiums receivable...........................     (1,231)        (446)
  Increase in other assets..................................     (6,593)      (4,840)
  Decrease (increase) in deferred income taxes..............      6,732       (2,517)
  Decrease (increase) in funds held by reinsurer............        159       (1,867)
  Increase in prepaid reinsurance premiums..................    (11,779)      (5,278)
  Decrease in claims and claim adjustment expense
    reserves................................................    (45,049)        (979)
  Increase (decrease) in unearned premium reserves..........      4,026       (1,573)
  Increase in reinsurance payable...........................     18,195        8,959
  Decrease in accounts payable and other liabilities........     (7,414)      (6,354)
                                                              ---------     --------
    Total adjustments.......................................    (69,138)     (18,813)
                                                              ---------     --------
    Net cash used in operating activities...................    (62,951)     (26,455)
                                                              ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital -- stock options..........................         42          106
  Proceeds from issuance of common stock....................         --       18,000
  Long-term debt -- Chase Manhattan Bank....................         --       41,257
  Retirement of long-term debt -- Imperial Bank.............         --       (7,250)
  Prepayment penalty on early retirement of long-term
    debt....................................................         --         (244)
  Receivable from a related party reinsurer.................    (14,070)          --
  Purchase of treasury stock................................     (5,145)          --
                                                              ---------     --------
    Net cash (used in) provided by financing activities.....    (19,173)      51,869
                                                              ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale..........................   (171,146)     (93,936)
  Purchase of equity security...............................   (101,877)        (145)
  Acquisition of Pac Rim....................................         --      (44,016)
  Investments and cash for discontinued operations..........     (3,424)      (3,225)
  Investment in partnership.................................        (50)          --
  Sale of property, plant and equipment.....................      8,000           --
  Sales of bonds and notes: Investments
    available-for-sale......................................    197,629       37,906
  Maturities of bonds and notes: Investments
    available-for-sale......................................     38,215        8,771
  Sale of equity securities.................................     98,399          517
  Net decrease in short-term investments....................      4,518       59,901
                                                              ---------     --------
    Net cash provided by (used in) investing activities.....     70,264      (34,227)
                                                              ---------     --------
    Net decrease in cash....................................    (11,860)      (8,813)
Cash and cash equivalents at beginning of period............     28,742       34,423
                                                              ---------     --------
Cash and cash equivalents at end of period..................  $  16,882     $ 25,610
                                                              =========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes................  $     206     $      4
                                                              =========     ========
  Cash paid during the year for interest....................  $   5,614     $  1,124
                                                              =========     ========

           See Notes to Condensed Consolidated Financial Statements.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1998 presentation. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

A.3 EARNINGS PER SHARE ("EPS"); COMPREHENSIVE INCOME

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS No. 128"), "Earnings Per Share," which requires presentation of basic and diluted earnings per share for all publicly traded companies effective for fiscal years ending after December 15, 1997.

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the nine months ended September 30, 1998 and September 30, 1997:

                                  NINE MONTHS ENDED SEPTEMBER 30, 1998         NINE MONTHS ENDED SEPTEMBER 30, 1997
                               ------------------------------------------   ------------------------------------------
                                   INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                                (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                               --------------   -------------   ---------   --------------   -------------   ---------
                               (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
  Income before items
    below....................     $11,784         5,779,978      $ 2.04        $(5,459)        5,045,255      $(1.08)
  Preferred Securities.......      (5,597)                        (0.97)        (1,387)                        (0.27)
  Extraordinary items........          --                            --           (796)                        (0.16)
                                  -------                        ------        -------                        ------
  Net Income.................     $ 6,187                        $ 1.07        $(7,642)                       $(1.51)
                                  =======                        ======        =======                        ======
EFFECT OF DILUTIVE SECURITIES
  Options....................                       383,236                                      329,309
  Warrants...................                     1,674,783                                    1,464,379
DILUTED EPS
  Income before items
    below....................     $11,784         7,837,997      $ 1.50        $(5,459)        6,838,943      $(0.80)
  Preferred Securities.......      (5,597)                        (0.71)        (1,387)                        (0.20)
  Extraordinary items........          --                            --           (796)                        (0.12)
                                  -------                        ------        -------                        ------
  Net Income.................     $ 6,187                        $ 0.79        $(7,642)                       $(1.12)
                                  =======                        ======        =======                        ======

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

     The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended September 30, 1998 and September 30, 1997:

                                 THREE MONTHS ENDED SEPTEMBER 30, 1998        THREE MONTHS ENDED SEPTEMBER 30, 1997
                               ------------------------------------------   ------------------------------------------
                                   INCOME          SHARES       PER SHARE       INCOME          SHARES       PER SHARE
                                (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)     (DENOMINATOR)    AMOUNT
                               --------------   -------------   ---------   --------------   -------------   ---------
                               (IN THOUSANDS)                               (IN THOUSANDS)
BASIC EPS
  Income before items
    below....................     $ 3,968         5,632,507      $ 0.70         $3,408         5,851,858      $ 0.58
  Preferred Securities.......      (1,873)                        (0.33)          (480)                        (0.08)
  Extraordinary items........          --                            --           (796)                        (0.14)
                                  -------                        ------         ------                        ------
  Net Income.................     $ 2,095                        $ 0.37         $2,132                        $ 0.36
                                  =======                        ======         ======                        ======
EFFECT OF DILUTIVE SECURITIES
  Options....................                       390,721                                      348,333
  Warrants...................                     1,689,448                                    1,526,428
DILUTED EPS
  Income before items
    below....................     $ 3,968         7,712,676      $ 0.51         $3,408         7,726,619      $ 0.44
  Preferred Securities.......      (1,873)                        (0.24)          (480)                        (0.06)
  Extraordinary items........          --                            --           (796)                        (0.10)
                                  -------                        ------         ------                        ------
  Net Income.................     $ 2,095                        $ 0.27         $2,132                        $ 0.28
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

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

A.6 LARGE ACCOUNT QUOTA-SHARE ARRANGEMENT

     Effective February 1, 1998, Superior Pacific entered into a Quota-Share Agreement with All American Life Insurance Company, rated "A+" by A.M. Best, under which Superior Pacific ceded 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. Superior Pacific initially received a 35.0% ceding commission on premiums ceded under this contract; however, the ceding commission was amended to 34.5% effective May 1, 1998. This agreement will expire on January 31, 1999. Effective May 1, 1998, a Quota-Share Agreement was entered into with United States Life Insurance Company, rated "A+" by A.M. Best, under which Superior Pacific ceded 100% of premiums and claim and claim adjustment expenses associated with policies written through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. Superior Pacific received a 33.5% ceding commission on premiums ceded under this contract. This agreement will include policies having a minimum of estimated annual premium of $25,000 and greater effective February 1, 1999. The term of the May 1, 1998 agreement is three years, with two one-year extensions. This agreement plays an important role in the Company's strategy going forward. These two Quota-Share Agreements will be collectively referred to as "Large Account Quota-Share."

NOTE B. DISCONTINUED OPERATIONS

     Outstanding discontinued operations claim and claim adjustment expense reserves were $14.3 million at September 30, 1998, which was consistent with management's expectations. Offsetting these liabilities are $4.9 million of reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

NOTE C. RESTATEMENT OF PRIOR PERIOD

     The Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997 were subsequently restated from that included in the Company's original Form 10-Q filed on November 13, 1997. A reconciliation of this restatement can be found in the Form 10-Q/A (Amendment No. 2) for the quarter ended September 30, 1997, filed on November 3, 1998.

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

     This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, inherent uncertainties related to the effect of the pending acquisition of Business Insurance Group, Inc. ("BIG"), inherent uncertainties in estimating claim and claim adjustment expense reserves (particularly in light of industry-wide increases in claim severity in recent periods), the Company's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

     The Company recorded an underwriting profit from continuing operations of $8.9 million in the nine month period ended September 30, 1998, versus an underwriting profit of $5.1 million, excluding a loss on the termination of a financing transaction with a related party reinsurer (namely, Centre Reinsurance Limited ("Centre Re")) in the corresponding period in the prior year. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense due to the recognition of $5.0 million of favorable development during the third quarter of 1998 on prior accident years' reserves. Also contributing to the 1998 underwriting profit was the decrease in net underwriting and general and administrative expenses due to ceded commissions related to the Large Account Quota-Share. During the nine months ended September 30, 1998, the Company realized net income of $6.2 million or $0.79 per share on a diluted basis as compared to a loss of $7.6 million or $1.12 per share on a diluted basis for the nine months ended September 30, 1997. In addition to improved underwriting profit, net income increased due to a $2.2 million increase in investment income, which resulted from a $1.7 million increase in realized gains as compared to 1997 and an increase in the average investable assets. Invested assets increased due to the SPCC acquisition and the net proceeds of the issuance of the Trust Preferred Securities discussed below. The increase in underwriting profit and investment income was offset in part by dividends and accretion on the Trust Preferred Securities and amortization of goodwill. The loss in the prior year relates to a $15.7 million charge due to the termination of the financing transaction with Centre Re.

GENERAL FINANCIAL CONDITION

     Total assets decreased by $24.6 million or 5.7% to $404.8 million for the nine months ended September 30, 1998. The decrease is due to a $66.6 million reduction of cash, investments, and investments withheld from reinsurer used primarily to fund operations, a $5.1 million reduction in deferred policy acquisition costs, and a $4.2 million decrease in deferred income taxes. These reductions were partially offset by a $25.8 million increase in prepaid reinsurance premiums and a $29.9 million increase in reinsurance recoverables.

     Total liabilities decreased by $26.3 million or 7.1% to $343.4 million for the nine months ended September 30, 1998. The decrease is principally due to a $45.0 million reduction in claim and claim adjustment expense reserves, which is partially offset by a $18.2 million increase in reinsurance payables associated with the Large Account Quota-Share as discussed below in "Results of Operations."

     Total equity increased by $1.7 million or 2.8% to $61.5 million for the nine months ended September 30, 1998. This increase primarily consists of $6.8 million in comprehensive income offset by $5.1 million paid by

SNIC to purchase 245,000 shares of SNIG's common stock ("Common Stock"), which are held by SNIC as an investment and are treated as treasury stock on a GAAP basis.

RESULTS OF OPERATIONS

     Effective February 1, 1998, Superior Pacific entered into an unrelated Quota-Share Agreement with All American Life Insurance Company, rated "A+" by A.M. Best, under which Superior Pacific ceded 100% of premiums and claim and claim adjustment expenses associated with policies having $100,000 or more of estimated annual premium. Superior Pacific initially received a 35.0% ceding commission on premiums ceded under this contract; however, the ceding commission was amended to 34.5% effective May 1, 1998. This agreement will expire on January 31, 1999. Effective May 1, 1998, a Quota-Share Agreement was entered into with United States Life Insurance Company, rated "A+" by A.M. Best, under which Superior Pacific ceded 100% of premiums and claim and claim adjustment expenses associated with policies written through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. Superior Pacific received a 33.5% ceding commission on premiums ceded under this contract. This agreement will include policies having a minimum of estimated annual premium of $25,000 and greater effective February 1, 1999. The term of the May 1, 1998 agreement is three years, with two one-year extensions. This agreement plays an important role in the Company's strategy going forward. These two Quota-Share Agreements will be collectively referred to as ("the Large Account Quota-Share").

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

     The following selected financial data and analysis provide an assessment of the Company's financial results for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross written premium.......................................   $54,234      $43,121
Net written premium.........................................   $11,415      $32,890
Net premium earned..........................................   $10,746      $34,760
Net claim and claim adjustment expenses.....................     1,319       21,316
Net underwriting and general and administrative expenses....     5,923        9,913
Policyholder dividend expense...............................        96           --
                                                               -------      -------
Underwriting profit.........................................   $ 3,408      $ 3,531
Net investment income.......................................     3,421        3,723
Underwriting ratios (GAAP Basis) Claims and claim adjustment
  expense ratio.............................................      12.3%        61.3%
Underwriting expense ratio..................................      55.1%        28.5%
Policyholder dividends ratio................................       0.9%          --
                                                               -------      -------
Combined ratio..............................................      68.3%        89.8%
                                                               =======      =======

     Gross written premium increased $11.1 million or 25.8% to $54.2 million in the third quarter of 1998 as compared to the same period in 1997. This increase is primarily due to the underwriting of a new large account in July 1998. Net written premium decreased $21.5 million or 65.3% to $11.4 million in the third quarter of 1998 as compared to the same period in 1997. This decrease is primarily due to $38.3 million of reinsurance premium ceded under the Large Account Quota-Share, offset by the increase in gross written premium in

1998 and a decrease of $7.0 million in reinsurance premium ceded related to SPCC run-off operations in 1998 as compared to the 1997 period. Net premium earned decreased $24.0 million or 69.1% to $10.7 million in the third quarter of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $20.0 million or 93.8% to $1.3 million in the third quarter of 1998 as compared to the same period in 1997. This decrease consists of a $32.6 million increase in ceded claim and claim adjustment expense related to the Large Account Quota-Share, offset by a $12.6 million increase in net claim and claim adjustment expense (excluding the Large Account Quota-Share). The $12.6 million increase in net claim and claim adjustment expense (excluding the Large Account Quota-Share) is primarily due a $15.9 million increase in ceded claim and claim adjustment expense recorded in the third quarter of 1997, mainly related to the SPCC acquisition, but not present in the 1998 period. Partially offsetting the $15.9 million increase is the recognition of $5.0 million favorable development on gross claim and claim adjustment expense during the third quarter of 1998 on prior accident years' reserves. The net claim and claim adjustment expense ratio decreased to 12.3% in the third quarter of 1998 from 61.3% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to the recognition of $5.0 million of favorable development during the third quarter of 1998 on prior accident years' reserves applied to net premiums earned that were significantly reduced by the Large Account Quota-Share.

     Underwriting and general and administrative expenses increased $5.0 million or 70.1% to $12.1 million in the third quarter of 1998, as compared to the same period in 1997. This increase is primarily due to the increase in written premium as a result of the Large Account program. Net commission expense decreased $9.0 million or 324.4% to $(6.2) million in the third quarter of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $11.5 million in ceded commission related to the Large Account Quota-Share and partially offset by an increase in gross commission expense related to the increase in gross written premium. Net underwriting and general and administrative expenses decreased 40.3% to $5.9 million in the third quarter of 1998 from $9.9 million in the same period of 1997, primarily due to the decrease in net commission expense as discussed above. The Company's underwriting expense ratio increased 26.6 percentage points to 55.1% for the third quarter of 1998 from 28.5% for the same period in 1997, due primarily to a reduction in the related net premium level from premiums ceded under the Large Account Quota-Share.

     Policyholder dividend expense is $0.1 million in the third quarter of 1998, as compared to zero in the same period in 1997. The $0.1 million in policyholder dividend expense is an accrual relating to Arizona policies written in the current year.

     The Company recorded an underwriting profit from continuing operations of $3.4 million in the third quarter of 1998, which is consistent with an underwriting profit of $3.5 million for the same period in 1997.

     Net investment income, excluding realized investment gains, decreased $1.0 million or 27.7% to $2.7 million in the third quarter of 1998 compared to the same period in 1997. This decrease was due to a decrease in average investable assets of $53.7 million in 1998 as a result of cash outflows relating to the Large Account Quota-Share.

     No interest expense was incurred in the third quarter of 1998 as compared to $1.2 million for the same period in 1997, due to the repayment in the fourth quarter of 1997 of all long term debt with funds obtained through the sale of the Trust Preferred Securities.

     Distributions and accretion on preferred securities increased by $2.1 million to $2.8 million in the third quarter of 1998, as compared to the same period in 1997, as a result of the issuance of the Trust Preferred Securities and by the redemption of preferred securities issued by an affiliate in December 1997.

     The following selected financial data and analysis provide an assessment of the Company's financial results for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gross written premium.......................................  $136,185     $114,211
Net written premium.........................................  $ 53,495     $ 96,596
Net premium earned..........................................  $ 60,952     $ 99,148
Net claim and claim adjustment expenses.....................    27,638       66,311
Net underwriting and general and administrative expenses....    24,329       27,762
Policyholder dividend expense...............................        96           --
                                                              --------     --------
Underwriting profit (loss)..................................  $  8,889     $  5,075
Net investment income.......................................    11,435        9,244
Underwriting ratios (GAAP Basis) Claims and claim adjustment
  expense ratio.............................................      45.3%        66.9%
Underwriting expense ratio..................................      39.9%        28.0%
Policyholder dividends ratio................................       0.2%         0.0%
                                                              --------     --------
Combined ratio..............................................      85.4%        94.9%
                                                              ========     ========

     Gross written premium increased $22.0 million or 19.2% to $136.2 million in the first nine months of 1998 as compared to the same period in 1997. Substantially all of this increase can be attributed to nine months of additional business written in 1998 due to the SPCC acquisition as opposed to six months of additional business written in 1997. The 1998 increase is also attributable to the underwriting of a new large account, which was then ceded under the Large Account program. Net written premium decreased $43.1 million or 44.6% to 53.5 million in the first nine months of 1998 as compared to the same period in 1997. This decrease is primarily due to $69.9 million in premiums ceded under the Large Account Quota-Share, which is partially offset by a $22.0 million increase in gross written premiums. Net premium earned decreased $38.2 million or 38.5% to $61.0 million in the first nine months of 1998 as compared to the same period in 1997, reflecting the decrease in net written premium.

     Net claim and claim adjustment expenses decreased $38.7 million or 58.3% to $27.6 million in the first nine months of 1998 as compared to the same period in 1997. This decrease primarily reflects a $50.3 million in ceded claim and claim adjustment expense related to the Large Account Quota-Share, offset by a $11.6 million increase in net claim and claim adjustment expense (excluding the Large Account Quota-Share). The $11.6 million increase in net claim and claim adjustment expense (excluding the Large Account Quota-Share) is primarily due to a $20.3 million increase in ceded claim and claim adjustment expense recorded in third quarter of 1997, related to the SPCC acquisition, but not present in the 1998 period. Partially offsetting the $20.3 million increase is the recognition of $5.0 million favorable development on gross claim and claim adjustment expense during the third quarter of 1998 on prior accident years' reserves. The net claim and claim adjustment expense ratio decreased to 45.3% in the first nine months of 1998 from 66.9% in the same period of 1997. This decrease in the net claim and claim adjustment expense ratio is due to the recognition of $5.0 million of favorable development in the third quarter of 1998 on prior accident years' reserves applied to net premiums earned that were significantly reduced by the Large Account Quota-Share.

     Underwriting and general and administrative expenses, excluding the loss on the termination of a financing transaction with a related party reinsurer (namely, Centre Re), increased $11.0 million or 60.7% to $29.1 million in the first nine months of 1998, as compared to the same period in 1997. This increase is primarily due to the increase in written premium as a result of the Large Account program, as well as, the acquisition of SPCC. It is also partially due to a $1.8 million expense related to the ZRNA Commutation. Net commission expense decreased $14.4 million or 149.2% to ($4.8) million in the first nine months of 1998, as compared to the same period in 1997. The decrease in net commission expense is mainly due to $18.1 million in ceded commission related to the Large Account Quota-Share, which is partially offset by an increase in gross commission expense related to the increase in gross written premium. Net underwriting and general and administrative expenses decreased 12.4% to $24.3 million in the first nine months of 1998 from $27.8 million in the same period of 1997, reflecting the changes discussed above.

     Policyholder dividend expense is $0.1 million in the first nine months of 1998, as compared to zero in the same period in 1997. The $0.1 million in policyholder dividend expense is an accrual relating to Arizona policies written in the current year.

     The Company recorded an underwriting profit, excluding the loss on the termination of a financing transaction with a related party reinsurer, from continuing operations of $8.9 million in the first nine months of 1998, versus $5.1 million for the same period in 1997. The increase in underwriting profit from continuing operations was primarily the result of the decrease in claim and claim adjustment expense along with the decrease in underwriting and general and administrative expenses as discussed above.

     Net investment income, excluding realized investment gains, increased $0.5 million or 5.0% to $9.7 million in the first nine months of 1998 compared to the same period in 1997. The improvement was due to the increase in assets available for investment resulting from the SPCC acquisition and the availability of $30.0 million in invested assets as a result of the issuance of the Trust Preferred Securities. Excluding the assets acquired in the SPCC acquisition and the increase in invested assets due to the issuance of the Trust Preferred Securities, net investment income decreased $5.1 million or 55.1% to $4.1 million in the first nine months of 1998 as compared to the same period in 1997. This 55.1% decrease was due to a decrease in the average investable asset of $9.1 million as compared to the same period in 1997. The decrease in the average investable asset is primarily due to negative cash flows as a result of the Large Account Quota-Share arrangement and accelerated rate of claim payments for the Workers' Compensation operations.

     No interest expense was incurred in the first nine months of 1998 as compared to $5.3 million for the same period in 1997, due to the repayment in the fourth quarter of 1997 of all long term debt with funds obtained through the sale of the Trust Preferred Securities.

     In June 1997, the Company recorded a $15.7 million charge related to the termination of a financing transaction with Centre Re, a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from Centre Re in exchange for the cancellation of $94.9 million in indebtedness to The Chase Manhattan Bank. No such charges were incurred in the 1998 period.

     Distributions and accretion on preferred securities increased by $6.4 million to $8.5 million in the first nine months of 1998 as compared to the same period in 1997, as a result of the issuance of the Trust Preferred Securities and by the redemption of preferred securities issued by an affiliate in December 1997.

     A summary of net investment income, excluding capital gains (losses), for the three and nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------    -----------------
                                                  1998       1997       1998       1997
                                                 -------    -------    -------    ------
Interest on bonds and notes....................  $2,652     $3,234     $ 9,337    $6,032
Interest on short-term investments, cash and
  cash equivalents.............................     189        662         707     3,714
Other..........................................      79         --         222        --
                                                 ------     ------     -------    ------
          Total investment income..............   2,920      3,896      10,266     9,746
Capital gains..................................     752         27       1,781        46
Investment expense.............................     251        200         612       548
                                                 ------     ------     -------    ------
          Net investment income................  $3,421     $3,723     $11,435    $9,244
                                                 ======     ======     =======    ======

     The Company's management monitors the matching of assets and liabilities and attempts to maintain the Company's portfolio's investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for its investment portfolio, the Company considers each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at September 30, 1998 was 3.02 years compared to 2.90 years at December 31, 1997. At September 30, 1998, 100% of the carrying values of investments in the fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

     Discontinued operations had claim and claim adjustment expense reserves of $14.3 million as of September 30, 1998, which was consistent with management's expectations. The Company has significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. Management continues to closely monitor the Company's potential exposure to construction defect claims and has not changed its estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. Management believes its current reserves are adequate to cover the Company's claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. The Company will continue to closely monitor the adequacy of its claim and claim adjustment expense reserves in the discontinued operations. Offsetting these liabilities are $4.9 million in reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

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

  Nine Month Comparison

     During the first nine months of 1998, the Company used $63.0 million of cash in its operations versus cash used of $26.5 million during the same period in 1997. This $36.5 million increase in cash used is primarily due to the ceded premiums paid related to the Large Account Quota-Share and also the addition of SPCC's operations beginning April 1, 1997. The Company's continued negative cash flow is also the result of the Company's historical in force premium bases being significantly higher than its current level and higher than expected payments of claim and claim adjustment expenses in the 1995 and 1996 accident years. The Company anticipates it will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising out of the Quota-Share Arrangement for large accounts will increase negative cash flow substantially. Although the Company has implemented its Claim Severity Management Program to control cash outflows related to the 1995 and 1996 accident years at acceptable levels, there can be no assurance that it will be successful. In any event, the Company believes that it has adequate short-term investments and readily marketable investment-grade securities to cover both claim payments and expenses. As of September 30, 1998, the Company had total cash, cash equivalents, investments and investments held from reinsurers of $175.5 million and had 92.5% of its investment portfolio invested in cash, cash equivalents, short-term investments and fixed maturities. In addition, 98.0% of the Company's fixed-income portfolio had ratings of "AA" or equivalent or better and 100% had ratings of "BBB" or equivalent or better.

     The Company used $19.2 million in cash from financing activities for the nine months ended September 30, 1998, and generated $51.9 million for the corresponding period in 1997. During the nine months ended September 30, 1998, funds used for financing activities consisted of $14.1 million in receivable from a related party reinsurer, and $5.1 million to purchase 245,000 shares of Common Stock, which are held by SNIC as an investment and treated as treasury stock on a GAAP basis. The Common Stock acquired by SNIC was purchased in a single transaction from Thomas J. Jamieson, a director of the Company, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The purchase price of $21.00 per share represented a discount from the market price of the Common Stock at the time of the transaction. The Company's Board of Directors, with disclosure of the conflicts of interest, unanimously approved SNIC's purchase of Common Stock. The cash generated by financing activities in the first nine months of 1997 was primarily associated with the Company's acquisition of SPCC. The Company generated the necessary cash to acquire SPCC from the proceeds of a $44.0 million term loan and the sale of approximately $18.0 million in Common Stock. Of the approximately $62.0 million raised in those financing transactions, approximately $42.0 million was used to fund the acquisition of SPCC, approximately $6.6 million was used to repay an existing bank loan, $10.0 million was contributed as capital to SPCC, and the remaining funds were used for general corporate purposes, including the payment of related transaction costs.

  Other Events

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

     The Company has a reverse repurchase facility with a national securities brokerage firm that allows it to engage in up to $20.0 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides the Company with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows the Company a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of September 30, 1998, the Company had no obligation outstanding under this facility.

     The Company, as a holding company, depends on dividends and intercompany tax allocation payments from its insurance subsidiaries, SNIC and SPCC, for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Senior Subordinated Notes underlying the Trust Preferred Securities. Absent other sources of cash flow, the Company cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC and SPCC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the California Department of Insurance (the "DOI"). The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. Dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. No dividends were paid by SPCC or SNIC during 1997; however, SNIC paid $2.9 million to the Company for its current income taxes. No dividends were paid during the nine months ended September 30, 1998. Insurance holding company regulations, in ordinary circumstances, place a two-year moratorium on payments of dividends by a subsidiary that has undergone a change of control. The Company has requested of the DOI, and expects to receive, a waiver from the moratorium in connection with the Company's proposed acquisition of BIG. If dividends are available for payment as expected, the Company believes it will have adequate cash to service its debt.

     The Company is a party to several leases principally associated with the Company's home and branch office space, as well as its fixed assets. Such leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. The Company's minimum lease commitment with respect to these leases in 1998, is approximately $7.8 million. These leases expire from year 2000 to 2003.

     With the exception of the approximately $285.0 million in cash outlays necessary to complete the Company's proposed acquisition of BIG, together with fees and costs related thereto, the Company does not foresee any material expenditures during the next twelve months other than those arising in the ordinary course of business. See Part II -- Item 5 -- Other Information.

     The effect of inflation on the Company's revenues and net income during the nine months ended September 30, 1998 was not significant.

TAXES

     As of September 30, 1998, the Company had available approximately $125.5 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by the Company in periods after September 30, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Any 5% shift in the current ownership of the Company may result in a "change of ownership" under Section 382 of the Internal Revenue Code of 1986, as amended, and limit and defer the Company's ability to utilize NOLs. In an effort to protect these NOLs, the Company's charter documents contain provisions prohibiting 5% owners of the Common Stock (including holders of options and warrants) from acquiring additional stock and prohibiting any additional person or entity from becoming a 5% holder of Common Stock. The prohibition against changes of ownership by the 5% holders of Common Stock expires in April 2000. The Company believes that it is very likely that the equity financings it will conduct to help fund the Company's proposed acquisition of BIG will result in a "change of ownership," but has concluded that the cost of the limitation of use of the NOLs in relation to the benefits derived from the acquisition of BIG is acceptable. See Part II -- Item 5 -- Other Information. The Company has obtained stockholder approval of a proposal to eliminate these restrictive charter provisions at the Company's 1998 Annual Meeting of Stockholders, and such provisions will be eliminated at the closing of the BIG acquisition.

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

     In connection with the Acquisition, FHC will provide a "Loss Reserve Guarantee" through the purchase of reinsurance, which will provide $175 million of adverse development protection on BIG's loss and loss adjustment expense reserves. The Loss Reserve Guarantee will be obtained by FHC at FHC's cost. The reinsurance policy will be procured by BIG's insurance subsidiaries and its cost will be deducted from the purchase price payable to FHC. The Company anticipates contributing to the capital of the BIG insurance subsidiaries an amount equal to the cost of the reinsurance policy. Each of the Company and BIG has also entered into a three-year quota share reinsurance agreement with a reinsurer rated "A+" by A.M. Best, under which the Company and BIG will reinsure accounts with premiums in excess of $25,000. See "Part I -- Item 2 -- Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations -- Results of Operations." The Company has also agreed to enter into long-term contracts with affiliates of FHC under which such affiliates will continue to provide bill review and other claims control services to BIG and following the Acquisition, to the Company.

     The Acquisition will be financed by the Company with a combination of equity and debt. The debt portion of the financing will be provided by the proceeds of senior debt financing in an aggregate principal amount of up to $110.0 million through a credit facility or other borrowing arrangement with a lender or lenders. On November 4, 1998, the Company and Chase Manhattan Bank and Chase Securities, Inc. ("Chase") signed a Commitment Letter under which Chase committed to provide the Company with a $110 million term loan (the "Senior Debt Financing") and a $15 million revolving credit facility. The equity portion consists of the issuance and sale of approximately $109.7 million of Common Stock (the "Stock Offering"), which consists of the offering of rights to purchase Common Stock to existing stockholders (other than IP Delaware and IP Bermuda, each as defined below) and warrant holders (excluding certain warrant holders exercising preemptive rights) and the offering of rights to holders of options and grants of restricted stock. Additionally, Insurance Partners, L.P. ("IP Delaware"), Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda"), and Insurance Partners II, L.P. and/or Insurance Partners II Private Fund, L.P. (collectively with IP Delaware and IP Bermuda, "IP") will purchase $94 million in Common Stock in a private transaction (the "IP Stock Issuance"). IP has also agreed to provide a standby commitment of up to $106 million to purchase an amount of shares of Common Stock not subscribed for in the Stock Offering (the "Standby Commitment") sufficient to assure the Company of $200 million in total equity financing. In addition, in connection with its investment, IP has agreed to certain restrictions protecting minority stockholders. The amounts obtained from all of these financings in excess of $285 million will be used for transaction costs in connection with the Acquisition and the related financing transactions, for capital for the Company's insurance subsidiaries, and for general corporate purposes. The Stock Offering, the Standby Commitment, the IP Stock Issuance, and the Senior Debt Financing are each conditioned on the completion of the other and the completion of the Acquisition. All of the Common Stock to be issued in connection with these financing transactions will be sold at a purchase price of $16.75 per share.

     The Acquisition is subject to the now-expired waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended, and approval by state insurance regulatory authorities in California, Delaware and New York. In addition, the Stock Offering and the IP Stock Issuance were approved by the stockholders at the 1998 Annual Meeting of Stockholders held on November 3, 1998. Furthermore, the holders of the Trust Preferred Securities are required to consent to the Senior Debt Financing, and such consent is expected to be obtained. The Company anticipates that the Acquisition will be consummated in early December 1998.

     The following financial information is presented with respect to the Acquisition. Any review of the terms and circumstances of the Acquisition should be read in conjunction with the risk factors contained in the Company's Amendment No. 3 to Form S-1 on Form S-3 Registration Statement (No. 333-58579), filed with the Securities and Exchange Commission on November 4, 1998, and the certain considerations contained in the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission on October 16, 1998. Copies of each of these documents are available from the Company.

                          THE INSURANCE OPERATIONS OF
                         BUSINESS INSURANCE GROUP, INC.

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
Invested Assets:
  Bonds, available-for-sale, at fair value..................   $  228,265       $  611,163
  Bonds, held-to-maturity, at amortized cost................        9,488           14,059
  Real estate...............................................       29,332           29,821
  Note from parent..........................................       10,000           10,000
                                                               ----------       ----------
          Total invested assets.............................      277,085          665,043
Cash and cash equivalents...................................      477,810           98,128
Reinsurance recoverable:
  Paid loss and loss adjustment expenses....................        2,983           18,518
  Unpaid loss and loss adjustment expenses..................      306,920          206,871
Premiums receivable -- net..................................       78,296           80,008
Earned but unbilled premiums receivable.....................       14,379           24,401
Accrued investment income...................................        7,254           10,605
Receivable from reinsurer...................................           --            4,132
Deferred policy acquisition costs...........................       22,790           23,841
Income taxes receivable from parent.........................       15,238           40,857
Deferred income taxes.......................................       17,887           15,807
Goodwill....................................................       13,673           14,266
Property & equipment, net...................................       14,731           14,556
Prepaid reinsurance premiums................................       19,480               --
Prepaid expenses and other assets...........................        7,119            5,373
                                                               ----------       ----------
          Total assets......................................   $1,275,645       $1,222,406
                                                               ==========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
  Loss and loss adjustment expenses.........................   $  675,705       $  728,421
  Unearned premiums.........................................       48,068           45,004
  Reinsurance payable.......................................      116,272           28,027
  Long-term debt due to parent..............................      121,750          121,750
  Policyholder dividends....................................        5,473            3,015
  Accounts payable and other liabilities....................       55,376           43,843
                                                               ----------       ----------
          Total liabilities.................................    1,022,644          970,060
Stockholder's equity:
  Invested capital..........................................      247,879          247,476
  Accumulated other comprehensive income....................        5,122            4,870
                                                               ----------       ----------
          TOTAL STOCKHOLDER'S EQUITY........................      253,001          252,346
                                                               ==========       ==========
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........   $1,275,645       $1,222,406
                                                               ==========       ==========

             See notes to condensed combined financial statements.

                          THE INSURANCE OPERATIONS OF
                         BUSINESS INSURANCE GROUP, INC.
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                        1998        1997       1998       1997
REVENUES:
  Net premiums earned................................  $39,566    $127,084   $255,477   $373,366
  Net investment income..............................    8,980       9,157     27,195     28,440
  Net realized gain on investments...................    5,982         397      6,257        681
  Other income.......................................      302       1,262        402      2,790
                                                       -------    --------   --------   --------
          TOTAL REVENUES.............................   54,830     137,900    289,331    405,277
EXPENSES:
  Losses and loss adjustment, net of reinsurance
     recoveries......................................   41,229      85,930    223,614    262,278
  Underwriting expenses..............................   (2,083)     40,101     61,073    110,138
  Policyholder dividends.............................    2,335          --      4,098         --
  Interest...........................................    2,359       2,054      7,077      6,270
  Goodwill...........................................      141         250        588        477
                                                       -------    --------   --------   --------
          TOTAL EXPENSES.............................   43,981     128,335    296,450    379,163
                                                       -------    --------   --------   --------
Income (loss) before income taxes....................   10,849       9,565     (7,119)    26,114
Income tax benefit (expense).........................   (2,669)     (1,300)     7,522     (3,425)
                                                       -------    --------   --------   --------
          NET INCOME.................................  $ 8,180    $  8,265   $    403   $ 22,689
                                                       =======    ========   ========   ========
Other comprehensive income, net of tax:
  Unrealized loss on available-for-sale investments,
     net of deferred taxes...........................    1,238       4,587        252      4,403
                                                       -------    --------   --------   --------
          COMPREHENSIVE INCOME.......................  $ 9,418    $ 12,852   $    655   $ 27,092
                                                       =======    ========   ========   ========

             See notes to condensed combined financial statements.

                          THE INSURANCE OPERATIONS OF
                         BUSINESS INSURANCE GROUP, INC.
        CONDENSED COMBINED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND TWELVE MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                     ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                                               TOTAL
                                                            INVESTED      COMPREHENSIVE    STOCKHOLDER'S
                                                            CAPITAL       INCOME (LOSS)       EQUITY
                                                          ------------    -------------    -------------
BALANCE AT DECEMBER 31, 1996............................    $266,093                         $267,892
Comprehensive loss
  Net loss..............................................     (30,641)       $(30,641)         (30,641)
  Unrealized gain on available-for-sale investments, net
     of deferred taxes..................................          --           3,071            3,071
                                                                            --------
Comprehensive loss......................................          --        $(27,570)              --
                                                                            ========
  Capital contributions.................................      12,024                           12,024
                                                            --------                         --------
BALANCE AT DECEMBER 31, 1997............................     247,476                          252,346
                                                            --------                         --------
Comprehensive loss
  Net loss..............................................         403        $    403              403
  Unrealized loss on available-for-sale investments, net
     of deferred taxes..................................                         252              252
                                                                            --------
Comprehensive loss......................................          --        $    655               --
                                                            --------        ========         --------
BALANCE AT SEPTEMBER 30, 1998 (UNAUDITED)...............    $247,879                         $253,001
                                                            ========                         ========

             See notes to condensed combined financial statements.

                          THE INSURANCE OPERATIONS OF
                         BUSINESS INSURANCE GROUP, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                1998             1997
                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $     403        $ 22,689
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Amortization of bonds..................................      3,778           3,020
     Depreciation on real estate............................        489             489
     Depreciation on property, plant & equipment............      2,835           2,122
     Loss (gain) on sale of investments.....................     (6,257)           (681)
     Amortization of goodwill and intangible assets.........        593             799
     (Increase) decrease in reinsurance recoverables........    (84,514)        (54,033)
     (Increase) decrease in premiums receivable.............      1,712          (2,817)
     (Increase) decrease in earned but unbilled
      receivables...........................................     10,022           2,147
     (Increase) decrease in accrued investment income.......      3,351           2,159
     (Increase) decrease in receivable from insurer.........      4,132              --
     (Increase) decrease in deferred policy acquisition
      costs.................................................      1,051          (8,750)
     (Increase) decrease in income taxes receivable.........     25,619           3,232
     (Increase) decrease in prepaid reinsurance premiums....    (19,480)         10,658
     (Increase) decrease in deferred income taxes...........     (2,232)         (2,397)
     (Increase) decrease in prepaid and other assets........     (1,746)           (560)
     (Increase) decrease in loss and loss adjustment
      expenses..............................................    (52,716)         41,053
     (Increase) decrease in unearned premium reserves.......      3,064           8,696
     (Increase) decrease in reinsurance payable.............     88,245         (29,972)
     (Increase) decrease in policyholder dividend payable...      2,458            (562)
     (Increase) decrease in accounts payable and other
      liabilities...........................................     11,533           2,268
                                                              ---------        --------
          Total adjustments.................................     (8,063)        (23,129)
                                                              ---------        --------
          Net cash provided by (used in) operating
            activities......................................     (7,660)           (440)
                                                              ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds available for sale.....................   (198,170)        (85,883)
  Sales of bonds available for sale.........................    583,953          99,878
  Maturities of bonds:
     Bonds held to maturity.................................      4,571           1,585
  Purchases of property, plant & equipment..................     (3,012)         (5,936)
  Purchases of real estate..................................         --              (6)
                                                              ---------        --------
          Net cash provided by (used in) investing
            activities......................................    387,342           9,638
                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  ASA adjustment............................................         --           1,965
  Principal payments on long-term debt......................         --          (6,500)
  Excess of book value over net assets acquired.............         --          (5,535)
  Capital contributions.....................................         --           8,300
                                                              ---------        --------
          Net cash provided by (used in) financing
            activities......................................         --          (1,770)
                                                              ---------        --------
Net increase (decrease) in cash and cash equivalents........    379,682           7,428
Cash and cash equivalents at beginning of period............     98,128          25,861
                                                              ---------        --------
Cash and cash equivalents at end of period..................  $ 477,810        $ 33,289
                                                              =========        ========

             See notes to condensed combined financial statements.

                          THE INSURANCE OPERATIONS OF
                         BUSINESS INSURANCE GROUP, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
NOTE A.1 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION
     Business Insurance Group, Inc. ("BIG"), is an insurance holding company and ultimately a wholly owned subsidiary of Foundation Health Systems, Inc. ("FHS"). BIG serves as the immediate parent company for four workers' compensation insurance subsidiary companies, as well as certain non-insurance entities. On May 5, 1998, FHS entered into a definitive agreement to sell BIG and its four insurance subsidiaries [California Compensation Insurance Company ("CalComp"), Business Insurance Company ("BICO"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC")] to Superior National Insurance Group, Inc. ("Superior") of Calabasas, California. The transaction, subject to customary closing conditions including regulatory approvals and a favorable vote from Superior's shareholders, is expected to close in the fourth quarter of 1998.
     The accompanying combined financial statements include the accounts of BIG and its insurance subsidiaries, CalComp, BICO, CBIC and CCIC. BIG is also the parent company of Foundation Integrated Risk Management Solutions, Inc. ("FIRMS"), which is a workers' compensation risk management and third party claims administrator, and Foundation Health Medical Resources Management ("ReviewCo."), which provides bill review, access to provider networks and other managed care service for workers' compensation carriers and third party administrators. FIRMS and ReviewCo. are not included in the sale to Superior. Therefore, for the purposes of this report, the operations, assets and liabilities of these non-insurance subsidiaries are not included in the accompanying financial statements. Also, under the terms of the agreement with Superior, certain assets and liabilities (including the note from parent, long-term debt due to parent and other intercompany balances), will be settled at or prior to the closing of the transaction. In addition, investment real estate will be purchased by FHS at book value prior to or at the closing date of the transaction.
     The accompanying unaudited condensed combined financial statements of BIG have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.
NOTE A.2 LOSSES AND LOSS ADJUSTMENT EXPENSES ("LAE")
     Losses and LAE are estimates on case-basis amounts of reported claims and unreported losses and loss adjustment expenses based on experience and industry data. The provision for unpaid losses and loss adjustment expenses, net of estimated salvage and subrogation, has been established to cover the estimated net cost of incurred claims. The amounts are necessarily based on estimates, and accordingly, there can be no assurance the ultimate liability will not differ from such estimates.
NOTE A.3 ACCOUNTING CHANGE
     Prior to October 1, 1997, FHS provided certain services (i.e. treasury, tax, accounts payable and networking services) to the Company without cost. In accordance with the requirements of the Securities and Exchange Commission, Company management has estimated the cost of the services provided and has retroactively recorded charges to operations with an offsetting credit, net of income taxes, to invested capital. Management believes the amount of expenses recorded have been determined on a reasonable basis; however, they do not necessarily equal the costs that would have been incurred on a stand-alone basis. The effects of the change for the three and nine months ended September 30, 1998 are not considered material.

                         BUSINESS INSURANCE GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that BIG's management believes to be relevant to an understanding of BIG's combined results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Gross written premium for the three months ended September 30, 1998 and 1997 were $148.8 million and $175.0 million, respectively. The $26.2 million decline was the result of a $12.8 million reduction in gross written premium in California, as well as a premium decrease of $13.4 million outside of California. Net premium written for the quarter was $46.1 million is $89.2 million less than the comparable quarter of 1997. Under the May 1, 1998 quota share reinsurance treaty, $98.5 million of earned premium was ceded during the period. In the third quarter of 1997, earned premium of $30.0 million was ceded under an aggregate excess of loss treaty, which was not in effect during the quarter ended September 30, 1998. Net premium earned declined $87.5 million in the third quarter of 1998, due primarily to the effect of these reinsurance agreements.

     Net claim and claim adjustment expense for the three months ended September 30, 1998 decreased $44.7 million to $41.2 million compared to $85.9 million for the same period in 1997. The net claim and claim adjustment expense ratio for the period was 104.2% compared to 67.6% in 1997. The increase in claim and claim adjustment expenses and expense ratio was primarily due to two factors. The first factor was the expiration of BIG's aggregate excess of loss reinsurance treaty on January 1, 1998. During the three months ended September 30, 1997, BIG ceded $37.5 million of claims and claim adjustment expenses under this treaty, while no comparable cession occurred during the three months ended September 30, 1998. The second factor is the continued increase in the severity of BIG's California workers' compensation claims. The increase in California workers' compensation severity is believed by BIG's management to be caused by several factors: first, legal decisions in late 1996 permitting injured workers to provide greater direction in their treatments and also allowing treating physicians more discretion, which resulted in an increase in surgeries and higher medical costs; second, increased claims and legal costs associated with a change in the permanent disability rating schedule effective April 1997; third, higher treating physician back to work restrictions and less modified work usage by employers, as a result of a $16,000 limit on vocational rehabilitation costs. During the three months ended September 30, 1998, BIG experienced increases in actual versus expected case reserves, although claims paid remained consistent with historical levels. BIG has stated to the Company that an actuarial reserve analysis has not been performed at this time and BIG management does not believe at this time that it would be proper to modify its overall loss reserve estimates based on inconclusive case reserve increases that have not been actuarially tested. The Company concurs with this conclusion. In the context of the Acquisition, up to $175 million in adverse development protection on BIG's loss and loss adjustment expense reserves is provided to the Company by FHC through the Loss Reserve Guarantee. See "Pending Acquisition of Business Insurance Group, Inc."

     The Company and BIG differ on their analysis of the reasons for the losses that were incurred by BIG in 1997 and 1998 relating to adverse development in prior accident years. Reserve estimates, and the amount eventually paid on claims, are a product of estimated and actual outcomes of claim frequency and claim severity. Both the Company and BIG correctly predicted, to a large extent, that claim frequency in California would decline after the advent of open rating for workers' compensation in 1995. Neither the Company nor BIG correctly predicted that claim severity would increase relative to historic levels for accidents occurring in 1995 and 1996. The Company believes the reason it has not suffered losses equivalent to BIG is because the Company maintained a pricing strategy that resulted in lost premiums but reduced claim frequency. Operating margins were admittedly eroded by the increase in claim severity for the relevant years, but the Company did not suffer significant adverse development. BIG added significant new premium during the 1995 - 96 period using, the Company believes, aggressive pricing. When the increase in claim severity occurred, in the Company's view, the magnitude of the loss at BIG was increased because of the large volume of premium written, and because BIG had established reserves in a manner that predicted operating margins in line with historic levels despite the more attractive pricing offered to insureds.

     BIG's view, which the Company believes is equally plausible, is that the losses were solely attributable to changes in severity and did not arise out of the original pricing strategy adopted in connection with the shift to open rating. If that is the case, then factors such as court decisions, changes in disability rating schedules, and limits on vocational rehabilitation costs that led to increased severity are in fact of greater materiality to an understanding of the development in BIG's reserves than if the Company's explanation -- namely, that the development arose out of initial pricing decisions -- was correct. The Company believes the factors listed here contributed to the increase in claim severity, but are not as significant as the weeding out of low dollar claims by workers' compensation reform, creating a statistical increase in per claim severity, and a general inflation in medical costs.

     BIG's underwriting and general and administrative expenses, excluding policyholder dividends, decreased $42.2 million for the three months ended September 30, 1998, due primarily to the 33.5% ceding commission on the quota-share treaty, effective May 1, 1998.

     Policyholder dividend expense for the three months ended September 30, 1998 was $2.3 million due to the dividend plans on policies outside of California with no comparable expense in 1997. The expense reflects BIG's geographic diversification outside of California and policyholder dividend plans for the 1997 and 1998 policy years. Participating policies are now offered in 22 states outside of California primarily in Florida, Georgia, Arizona and Colorado.

     Net investment income of $9.0 million for the three months ended September 30, 1998 was $.2 million less than the same period in 1997 due to the lower yields and higher investment expenses.

     Interest expense increased $0.3 million during the third quarter of 1998 compared to the same period in 1997 on lower principal balances because the interest rate charged to BIG by FHC on its credit facility (the "FHC Credit Facility") increased to 7.75% in 1998 from 6.75% in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Gross written premium for the nine months ended September 30, 1998 and 1997 were $448.7 million and $501.3 million, respectively. The $52.6 million decline was the result of $44.6 million less premium in California, as well as a premium decrease of $8.0 million outside of California. Net premium written for the first nine months of 1998 of $253.5 million is $142.5 million less than the first nine months of 1997. Under the May 1, 1998 quota share reinsurance treaty, $154.8 million of earned premium was ceded during the period. In the first nine months of 1997, earned premium of $60.0 million was ceded under an aggregate excess of loss treaty and $21.9 million was ceded under a 7.5% quota-share agreement. Neither of these two treaties were in effect during the nine months ended September 30, 1998. Net premium earned declined $117.9 million in the first nine months of 1998, due primarily to the effect of these reinsurance agreements.

     Net claim and claim adjustment expense for the nine months ended September 30, 1998 decreased $38.7 million to $223.6 million compared to $262.3 million for the same period in 1997. The net claim and claim adjustment expense ratio for the period was 87.5% compared to 70.2% in 1997. The increase in claim and claim adjustment expenses and expense ratio was primarily due to two factors. The first factor was the expiration of BIG's aggregate excess of loss reinsurance treaty on January 1, 1998. During the nine months ended September 30, 1997, BIG ceded $74.8 million of claims and claim adjustment expenses under this treaty, while no comparable cession occurred during the nine months ended September 30, 1998. The second factor is the continued increase in the severity of BIG's California workers' compensation claims. The increase in California workers' compensation severity is believed by BIG's management to be caused by several factors: first, legal decisions in late 1996 permitting injured workers to provide greater direction in their treatments and also allowing treating physicians more discretion, which resulted in an increase in surgeries and higher medical costs; second, increased claims and legal costs associated with a change in the permanent disability rating schedule effective April 1997; third, higher treating physician back to work restrictions and less modified work usage by employers, as a result of a $16,000 limit on vocational rehabilitation costs. During the nine months ended September 30, 1998, BIG experienced increases in actual versus expected case reserves, although claims paid remained consistent with historical levels. BIG has stated to the Company that an actuarial reserve analysis has not been performed at this time and BIG management does not believe at this time that it would be proper to modify its overall loss reserve estimates based on inconclusive case reserve increases that have not been actuarially tested. The Company concurs with this conclusion. In the context of the Acquisition, up to $175.0 million in adverse development protection on BIG's loss and loss expense reserves is provided to the Company by FHC through the Loss Reserve Guarantee. See "Pending Acquisition of Business Insurance Group, Inc."

     BIG's underwriting and general and administrative expenses, excluding policyholder dividends, decreased $49.1 million for the nine months ended September 30, 1998, due primarily to the 33.5% ceding commission on the quota-share treaty, effective May 1, 1998.

     Policyholder dividend expense for the nine months ended September 30, 1998 was $4.1 million due to the dividend plans on policies outside of California with no comparable expense in 1997. The expense reflects BIG's geographic diversification outside of California and policyholder dividend plans for the 1997 and 1998 policy years. Participating policies are now offered in 22 states outside of California with the concentration in Florida, Georgia, Arizona and Colorado.

     Net investment income of $27.2 million for the nine months ended September 30, 1998 was $1.2 million less than the same period in 1997 due to the lower yields and higher investment expenses.

     Interest expense increased $0.8 million during the first nine months of 1998 compared to the same period in 1997 on lower principal balances because the interest rate charged to BIG by FHC on its credit facility (the "FHC Credit Facility") increased to 7.75% in 1998 from 6.75% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     BIG's cash inflows are generated from cash collected from policies sold, investment income generated from its existing portfolio, and sales and maturities of investments. BIG's cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For its insurance operations, BIG must have available cash and liquid assets to meet obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, management believes BIG's present cash resources are sufficient to meet its needs for the foreseeable future. BIG believes that it has adequate short-term investments and readily marketable investment-grade securities to cover both claim payments and expenses.

     During the nine months ended September 30, 1998, the net cash outflow from operating activities was $7.7 million versus $0.4 million for the nine months ended September 30, 1997. The reduced cash flow is due primarily to increased loss and loss adjustment expense payments. At September 30, 1998, BIG had total cash and cash equivalents of $477.8 million in an investable asset portfolio of $754.9 million. Of the fixed income portfolio, 95.6% was rated "AA" or better and 98.0% was rated "A" or better.

     BIG generated $387.3 million in cash from investing activities during the nine months ended September 30, 1998, as compared to $9.6 million in 1996. The Company's cash and cash equivalents position increased in 1998 as a result of the sales of bonds available for sale as BIG repositioned its portfolio since the announced acquisition of BIG by the Company to take advantage of a decline in long-term interest rates.

     BIG had no cash activity from financing activities in the nine months ended September 30, 1998.

     The effect of inflation on the revenues and net income of BIG during the nine months ended September 30, 1998 and the years ended December 31, 1997, 1996, and 1995 was not significant.

YEAR 2000 STRATEGY

     A significant percentage of the software that runs most of the computers in the United States and the rest of the world relies on two-digit date codes to perform computations and decision making functions. For insurance policies with an expiration date of January 1, 2000 or later, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. BIG believes that its computer systems are fully Year 2000 compliant; there can be no assurance, however, that BIG's recently completed upgrade of its computer hardware and software will successfully prevent any Year 2000 problems from occurring. BIG does not expect the cost associated with its Year 2000 project to be material.

SUPPLEMENTARY DATA

     Summarized quarterly financial data for 1998, 1997, and 1996 is as follows:

                                                                THREE MONTHS ENDED
                                                  ----------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                  ---------    --------    ---------    --------
                                                                  (IN THOUSANDS)
1998
Earned premiums.................................  $137,675     $ 78,236    $ 39,566     $     --
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items.........................................  $(11,067)    $ (6,901)   $ 10,849     $     --
Net income (loss)...............................  $ (4,879)    $ (2,898)   $  8,180     $     --
1997
Earned premiums.................................  $121,388     $124,894    $127,084     $141,906
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items.........................................  $ 12,540     $  4,009    $  9,565     $(86,261)
Net income (loss)...............................  $ 10,146(1)  $  4,278(1) $  8,265(1)  $(53,330)
1996
Earned premiums.................................  $126,212     $140,288    $109,475     $104,853
Income before income taxes, preferred securities
  dividends and accretion and extraordinary
  items.........................................  $ 18,759     $ 20,900    $ 22,292     $(37,454)
Net income (loss)...............................  $ 13,206(1)  $ 15,253(1) $ 16,720(1)  $(22,273)(1)

------------------------------
(1) Restated.

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                             SUMMARY FINANCIAL DATA

                                              NINE MONTHS
                                          ENDED SEPTEMBER 30,                  YEAR ENDED DECEMBER 31,
                                         ---------------------   ----------------------------------------------------
                                           1998        1997       1997(1)      1996      1995       1994       1993
                                         --------   ----------   ----------   -------   -------   --------   --------
                                                    (RESTATED)   (RESTATED)
                                              (UNAUDITED)

                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
REVENUES:
Net premiums earned....................  $60,952      $99,148     $140,920    $88,648   $89,735   $110,418   $153,585
         Total Revenues................   72,387      108,392      153,594     96,417    99,519    119,467    163,135
EXPENSES:
Claim and claim adjustment expenses,
  net of reinsurance...................   27,638       66,311       90,447     55,638    53,970     78,761    113,817
Underwriting and general and
  administrative expenses (e.g.,
  commissions).........................   24,329       27,762       37,695     34,138    29,447     21,660     28,778
         Total Expenses................   53,667      116,368      152,032     91,190    87,830    114,470    160,931

Income before income taxes, preferred
  securities dividends and accretion,
  discontinued operations,
  extraordinary items, and cumulative
  effect of change in accounting for
  income taxes.........................   18,720       (7,976)       1,562      5,227    11,689      4,997      2,204
Preferred securities dividends and
  accretion, net of income tax
  benefit..............................   (5,597)      (1,387)      (3,069)    (1,667)   (1,488)      (683)        --
Net income from continuing
  operations...........................  $11,784      $(5,459)    $    463    $ 3,630   $11,701   $  3,599   $  2,734
                                         =======      =======     ========    =======   =======   ========   ========

BASIC EPS:
Per common share:
Income from continuing operations......  $  2.04      $ (1.08)    $   0.09    $  1.06   $  3.41   $   1.05   $   0.80
Weighted average shares outstanding....    5,780        5,045        5,250      3,433     3,430      3,430      3,430

DILUTED EPS:
Per common share:
Income from continuing operations......  $  1.50      $ (0.80)    $   0.07    $  0.75   $  2.97   $   0.70   $   0.58
Weighted average shares outstanding....    7,838        6,839        7,016      4,826     3,942      5,122      4,753

                                     AS OF SEPTEMBER 30,                       DECEMBER 31,
                                     -------------------   ----------------------------------------------------
                                       1998       1997     1997(1)      1996       1995       1994       1993
                                     --------   --------   --------   --------   --------   --------   --------
                                         (UNAUDITED)               (IN THOUSANDS)
BALANCE SHEET
ASSETS:
Total cash and investments
-- carrying value..................  $167,205   $238,804   $242,116   $149,440   $ 49,030   $ 68,595   $ 45,982
-- market value....................   167,205    238,804    242,116    149,440     49,030     68,591     46,212
Investments withheld from a related
  party reinsurer..................        --         --         --         --    114,921    108,283    104,197
Reinsurance receivables............    82,978     54,887     53,082     25,274     39,613     68,129     71,003
         Total Assets..............  $404,845   $411,228   $429,473   $323,830   $240,781   $286,776   $264,098
                                     ========   ========   ========   ========   ========   ========   ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Claim and claim adjustment
  expenses.........................  $156,206   $222,625   $201,255   $115,529   $141,495   $171,258   $171,038
         Total Liabilities.........   242,283    328,752    268,378    255,068    176,256    227,622    224,044
         Total Stockholders'
           Equity..................  $ 61,494   $ 56,804   $ 59,818   $ 45,191   $ 43,480   $ 40,364   $ 40,055
                                     ========   ========   ========   ========   ========   ========   ========

------------------------------
(1) The information for the year ended December 31, 1997 includes the financial data of SPCC (formerly The Pacific Rim Assurance Company) from April 1, 1997.

                         BUSINESS INSURANCE GROUP, INC.

                           SUMMARY FINANCIAL DATA(1)

                                         NINE MONTHS
                                     ENDED SEPTEMBER 30,                    YEAR ENDED DECEMBER 31,
                                     -------------------   ----------------------------------------------------------
                                       1998       1997        1997         1996         1995        1994       1993
                                     --------   --------   ----------   ----------   ----------   --------   --------
                                         (UNAUDITED)       (RESTATED)   (RESTATED)   (RESTATED)       (UNAUDITED)
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS
REVENUES:
Net premiums earned................  $255,477   $373,366    $515,272     $480,828     $390,974    $340,097   $233,341
         Total Revenues............   289,331    405,277     563,508      517,860      416,894     356,278    249,591
EXPENSES:
Claim and claim adjustment
  expenses, net of reinsurance.....   223,614    262,278     443,204      381,897      245,522     218,240    169,828
Underwriting and general and
  administrative expenses (e.g.,
  commissions).....................    61,073    110,138     170,070      111,477      118,572      75,364     49,262
         Total Expenses............   296,450    379,163     623,655      493,363      369,844     304,926    244,698

Income (loss) before income
  taxes............................    (7,119)    26,114     (60,147)      24,497       47,050      51,352      4,893
Net income (loss) from continuing
  operations.......................  $    403   $ 22,689    $(30,641)      22,906     $ 35,377    $ 37,520   $  6,354
                                     ========   ========    ========     ========     ========    ========   ========

                                 AS OF SEPTEMBER 30,                               DECEMBER 31,
                               -----------------------   -----------------------------------------------------------------
                                  1998         1997         1997         1996         1995          1994          1993
                               ----------   ----------   ----------   ----------   -----------   -----------   -----------
                                     (UNAUDITED)                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                     (IN THOUSANDS)
BALANCE SHEET
ASSETS:
Total cash and investments --
  carrying value.............  $  754,895   $  750,478   $  763,171   $  754,652    $529,515      $419,943      $362,133
  -- market value............     754,968      750,784      763,339      754,745     529,650       419,053       370,437
Reinsurance receivables......     309,903      190,142      229,521      136,109      81,545       104,573       119,050
         Total Assets........  $1,275,645   $1,146,120   $1,222,406   $1,093,773    $749,104      $627,855      $602,023

LIABILITIES AND STOCKHOLDER'S
  EQUITY:
Claim and claim adjustment
  expenses...................  $  675,705   $  630,691   $  728,421   $  590,595    $443,600      $412,666      $386,194
         Total Liabilities...   1,022,644      840,864      970,060      825,881     508,214       479,543       466,139
         Total Stockholder's
           Equity............  $  253,001   $  305,256   $  252,346   $  267,892    $240,890      $148,312      $135,884
                               ==========   ==========   ==========   ==========    ========      ========      ========

------------------------------

(1) The data reflects only the insurance operations of BIG that are being acquired by the Company.

                     UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following Unaudited Pro Forma Financial Information of the Company for the nine months ended September 30, 1998 and the year ended December 31, 1997 presents the results of operations for the Company as if the Acquisition had been consummated as of the beginning of each period presented. The pro forma adjustments are based on available information and certain assumptions the Company currently believes are reasonable in the circumstances. The Unaudited Pro Forma Financial Information has been derived from and should be read in conjunction with the historical Consolidated Financial Statements and Notes of the Company for the nine months ended September 30, 1998 (unaudited), the year ended December 31, 1997, the historical Combined Financial Statements and Notes of BIG for the nine months ended September 30, 1998 (unaudited), and the year ended December 31, 1997 contained elsewhere herein, in the Company's Form 10-K/A for the year ended December 31, 1997, and in the Company's definitive Proxy Statement dated October 16, 1998 and should be read in conjunction with the accompanying Notes to Unaudited Pro Forma Financial Information.

     The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have occurred had the Acquisition been consummated on the dates assumed, nor is the pro forma information intended to be indicative of the Company's future results of operations.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           AS OF SEPTEMBER 30, 1998
                                                              ---------------------------------------------------
                                                                                        PURCHASE          PRO
                                                              SUPERIOR                 ACCOUNTING        FORMA
                                                              NATIONAL      BIG       ADJUSTMENT(1)     COMBINED
                                                              --------   ----------   -------------    ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Investments:
  Bonds and notes:
    Available-for-sale, at market...........................  $143,190   $  228,265    $               $  371,455
    Held-to-maturity, at amortized value....................        --        9,488                         9,488
  Equity securities, at market..............................     4,753           --                         4,753
  Real estate...............................................        --       29,332       (29,332)(a)          --
  Note from parent..........................................        --       10,000       (10,000)(b)          --
  Short-term investments, at cost...........................     2,330           --                         2,330
  Other investments.........................................        50           --                            50
                                                              --------   ----------    ----------      ----------
        Total investments...................................   150,323      277,085       (39,332)        388,076
Cash and cash equivalents...................................    16,882      477,810        29,332(a)      549,236
                                                                                           10,000(b)
                                                                                           15,238(c)
                                                                                          107,000(e)
                                                                                          177,181(f)
                                                                                           (4,807)(g)
                                                                                         (256,500)(h)
                                                                                          (28,500)(h)
                                                                                            5,600(i)
Reinsurance recoverables....................................    82,978      309,903                       392,881
Premiums receivable.........................................    26,366       78,296                       104,662
Earned but unbilled premiums receivable.....................    11,753       14,379                        26,132
Accrued investment income...................................     1,813        7,254                         9,067
Deferred policy acquisition costs...........................       747       22,790                        23,537
Income tax receivable.......................................        --       15,238       (15,238)(c)          --
Deferred income taxes.......................................    20,952       17,887       (17,887)(j)      20,952
Funds held by reinsurer.....................................     4,993           --                         4,993
Prepaid reinsurance premiums................................    13,377       19,480                        32,857
Receivable from related party reinsurer.....................    14,070                                     14,070
Goodwill....................................................    34,912       13,673       (13,673)(k)      34,912
Prepaid and other...........................................    25,679       21,850                        47,529
                                                              --------   ----------    ----------      ----------
        Total Assets........................................  $404,845   $1,275,645    $  (31,586)     $1,648,904
                                                              ========   ==========    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Claim and claim adjustment expenses.........................  $156,206   $  675,705                    $  831,911
Unearned premiums...........................................    16,939       48,068                        65,007
Reinsurance payable.........................................    21,607      116,272                       137,879
Long-term debt..............................................        30      121,750      (121,750)(d)     107,030
                                                                                          107,000(e)
Deferred credit -- negative goodwill........................                               89,751(h)       63,791
                                                                                            5,600(i)
                                                                                          (17,887)(j)
                                                                                          (13,673)(k)
Policyholder dividends......................................     1,335        5,473                         6,808
Capital lease...............................................     6,503           --                         6,503
Discontinued operations liabilities.........................     9,480                                      9,480
Accounts payable and other liabilities......................    30,183       55,376        (4,807)(g)      80,752
                                                              --------   ----------    ----------      ----------
        Total Liabilities...................................   242,283    1,022,644        44,234       1,309,161
Trust preferred securities..................................   101,068           --                       101,068
Stockholders' equity
Common stock................................................    35,682      167,416       195,503(f)      228,782
                                                                                         (167,416)(h)
                                                                                           (2,403)(f)
Paid-in capital warrants....................................     2,206           --                         2,206
Accumulated other comprehensive income
  Unrealized gain on investments, net of taxes..............     1,919        5,122        (5,122)(h)       1,919
Retained earnings...........................................    28,171       80,463       121,750(d)       28,171
                                                                                         (202,213)(h)
Less: Notes receivable from subscribed stock................        --           --       (15,919)(f)     (15,919)
Less: Unearned compensation.................................    (1,339)          --            --          (1,339)
Less: 245,000 shares of treasury stock at cost..............    (5,145)          --            --          (5,145)
                                                              --------   ----------    ----------      ----------
        Total Stockholders' Equity..........................    61,494      253,001       (75,820)        238,675
                                                              --------   ----------    ----------      ----------
        Total Liabilities and Stockholders' Equity..........  $404,845   $1,275,645    $  (31,586)     $1,648,904
                                                              ========   ==========    ==========      ==========

---------------
(1) Description of Pro Forma Adjustments

(a) Adjustment represents the sale of real estate to FHS at current book value, pursuant to the Acquisition Agreement.

(b) Adjustment represents FHC's repayment of an intercompany promissory note including principal and interest, pursuant to the Acquisition Agreement.

(c) Adjustment represents repayment of the income tax receivable due BIG by FHC, pursuant to the Acquisition Agreement.

(d) Adjustment represents FHC's forgiveness of intercompany debt at the time of the Acquisition, pursuant to the Acquisition Agreement.

(e) Adjustment represents the issuance of debt in connection with the Senior Debt Financing in the amount of $110.0 million, net of transaction costs in the amount of $3.0 million, in connection with the Acquisition.

(f) Adjustment represents the Equity Financings proceeds of $200 million less Employee Participation loans of $16.0 million which is shown as a contra equity account, net of transaction costs in the amount of $6.9 million, which include the $3.9 million transaction fee payable to IP under the Stock Purchase Agreement, in connection with the Acquisition. The Company will pay a fee to IP consisting of the Commitment Fee Warrants, which are exercisable to purchase 734,000 shares of Common Stock at a purchase price of $16.75, in consideration of the Standby Commitment. Zurich will receive 205,520 of these warrants in consideration of certain financing commitments to IP II.

    The Company will incur compensation expense for up to 641,809 shares issued to employees and consultants with an "in-the-money" value, assumed for purposes of this calculation to be $3.75 per share, which is the difference between the $20.50 per share market price at May 4, 1998, the day immediately prior to the public announcement of the Stock Offering, and the $16.75 Subscription Price of the Rights. The actual compensation expense the Company will incur will be equal to the actual number of shares purchased pursuant to the Employee Participation multiplied by the "in-the-money" value, if any, on the day the Rights are exercised. In the event the market price on such date is equal to or below $16.75, the Company expects that there may be few to no purchases under the Employee Participation, which would result in no or substantially less borrowing than the amount presented. On October 30, 1998, the last reported trading price for a share of Common Stock on Nasdaq was $18.00.

(g) Adjustment to settle intercompany payable arising in the ordinary course of business with FHS, pursuant to the Acquisition Agreement.

(h) Adjustments represent $256.5 million payable to FHC to acquire BIG, plus an expected $28.5 million capital contribution as set forth in the Company's applications for regulatory approval of the Acquisition, and corresponding adjustment to Common Stock and additional paid-in capital to reflect the elimination of BIG's stockholders' equity interest.

(i) Adjustment represents the sale of BICO to Zurich Centre Group LLC or its designee for estimated proceeds of $5.6 million. The Company will retain BICO's insurance business, infrastructure, liabilities, and employees.

(j) Adjustment represents the elimination of the deferred tax asset related to the election under Section 338(h) of the Code taken by FHC.

(k) Adjustment represents the elimination of BIG's goodwill existing prior to the Acquisition.

                        PRO FORMA FINANCIAL INFORMATION
  ACQUISITION OF BUSINESS INSURANCE GROUP, INC. BY SUPERIOR NATIONAL INSURANCE
                                  GROUP, INC.
                           PURCHASE ACCOUNTING METHOD
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
                             -------------------------------------------------
                                                        PRO
                                                       FORMA
                                                      ADJUST-
                                                       MENTS           PRO
                              SUPERIOR                 INC.           FORMA
                              NATIONAL      BIG      (DECR)(1)      COMBINED
                             ----------   --------   ---------     -----------

                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
Net premiums earned........  $   60,952   $255,477    $    --      $   316,429
Net investment income and
  capital gains............      11,435     33,452     (1,827)(a)       43,060
Other income...............                    402                         402
                             ----------   --------    -------      -----------
        Total Revenues.....      72,387    289,331     (1,827)         359,891
EXPENSES:
Claim and claim adjustment
  expenses, net of
  reinsurance..............      27,638    223,614         --          251,252
Underwriting and general
  and administrative
  expenses.................      24,329     61,073      2,403(g)        87,805
Policyholder dividends.....          96      4,098                       4,194
Goodwill amortization......         975        588       (588)(c)         (765)
                                                       (1,740)(d)
Interest expense...........          --      7,077     (7,077)(e)        6,600
                                                        6,600(b)
Loss on termination of
  financing transaction
  with a related party
  reinsurer................          --         --                          --
Other expense..............         629         --                         629
                             ----------   --------    -------      -----------
        Total Expenses.....      53,667    296,450       (402)         349,715
                             ----------   --------    -------      -----------
Income (loss) before income
  taxes, preferred
  securities dividends and
  accretion, and
  extraordinary items......      18,720     (7,119)    (1,425)          10,176
Income tax expense
  (benefit)................       6,936     (7,522)     2,874(f)         2,288
                             ----------   --------    -------      -----------
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $   11,784   $    403    $(4,299)     $     7,888
                             ==========   ========    =======      ===========
BASIC EPS:
Per Common Share:
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $     2.04                            $      0.45
Weighted average shares
  outstanding..............   5,779,978                             17,720,276
DILUTED EPS:
Per Common Share:
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $     1.50                            $      0.40
Weighted average shares
  outstanding..............   7,837,997                             19,888,145

                                              YEAR ENDED DECEMBER 31, 1997
                             ---------------------------------------------------------------
                                                                      PRO
                                                                     FORMA
                                                                    ADJUST-
                                                                     MENTS           PRO
                              SUPERIOR       PAC                     INC.           FORMA
                             NATIONAL(2)    RIM(3)       BIG       (DECR)(1)      COMBINED
                             -----------   --------   ----------   ---------     -----------
                             (RESTATED)               (RESTATED)
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
Net premiums earned........  $  140,920    $ 19,507    $515,272     $    --      $   675,699
Net investment income and
  capital gains............      12,674       1,449      44,724      (1,996)(a)       56,851
Other income...............          --          --       3,512                        3,512
                             ----------    --------    --------     -------      -----------
        Total Revenues.....     153,594      20,956     563,508      (1,996)         736,062
EXPENSES:
Claim and claim adjustment
  expenses, net of
  reinsurance..............      90,447      25,841     443,204                      559,492
Underwriting and general
  and administrative
  expenses.................      37,695      10,769     170,070       2,403(g)       220,937
Policyholder dividends.....          --       1,006         793                        1,799
Goodwill amortization......       1,039          --       1,262      (1,262)(c)       (1,281)
                                                                     (2,320)(d)
Interest expense...........       6,335         589       8,326      (8,326)(e)       15,724
                                                                      8,800(b)
Loss on termination of
  financing transaction
  with a related party
  reinsurer................      15,699                                               15,699
Other expense..............         817          --          --          --              817
                             ----------    --------    --------     -------      -----------
        Total Expenses.....     152,032      38,205     623,655        (705)         813,187
                             ----------    --------    --------     -------      -----------
Income (loss) before income
  taxes, preferred
  securities dividends and
  accretion, and
  extraordinary items......       1,562     (17,249)    (60,147)     (1,291)         (77,125)
Income tax expense
  (benefit)................       1,099         612     (29,506)      1,137(f)       (26,658)
                             ----------    --------    --------     -------      -----------
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $      463    $(17,861)   $(30,641)    $(2,428)     $   (50,467)
                             ==========    ========    ========     =======      ===========
BASIC EPS:
Per Common Share:
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $     0.09                                          $     (2.94)
Weighted average shares
  outstanding..............   5,249,736                                           17,190,034
DILUTED EPS:
Per Common Share:
Income (loss) before
  preferred securities
  dividends and accretion,
  and extraordinary
  items....................  $     0.07                                          $     (2.66)
Weighted average shares
  outstanding..............   7,016,165                                           18,956,463

---------------
(1) Description of Pro Forma Adjustments.

(a) Adjustment represents the elimination of net investment income for real estate sold to FHC and interest on the promissory note from FHC, pursuant to the Acquisition Agreement.

(b) Adjustment represents estimated interest expense on the $110.0 million of debt to be issued in connection with the Senior Debt Financing. The Company is using an estimated interest rate of 8.0% for purposes of this calculation, which assumes a benchmark ten year treasury rate plus a credit spread that the Company believes is reasonable. A one percentage point change in the interest rate on such debt would result in an annual increase/decrease in interest expense of approximately $1.1 million.

(c) Adjustment represents the elimination of the amortization of BIG's goodwill existing prior to the Acquisition.

(d) Adjustment represents the amortization of the negative goodwill (deferred credit) on a straight line basis over 27.5 years.

(e) Adjustment represents the elimination of the interest expense at a rate of 7.75% and 6.75% in 1998 and 1997, respectively, associated with $121.7 million of intercompany debt that will be settled by FHC at the time of the Acquisition.

(f) Adjustment represents the tax effect of the pro forma adjustments, excluding goodwill, calculated at the statutory rate in effect during the periods presented.

(g) Adjustment reflects the deferred compensation expense related to the Rights distribution and is assumed for purposes of this calculation to be the difference between the $20.50 per share market price on May 4, 1998, the day immediately prior to the public announcement of the Stock Offering, and the $16.75 Subscription Price of the Rights. The Rights are fully vested upon the issuance of the Rights. The actual deferred compensation expense the Company will incur will be equal to the number of shares purchased pursuant to the Employee Participation multiplied by the "in-the-money" value, if any, on the day the Rights are exercised. In the event the market price on such date is equal to or below $16.75, the Company expects that there may be little to no purchases under the Employee Participation, which would result in no or substantially less borrowing than the amount presented. On October 30, 1998, the last reported trading price for a share of Common Stock on Nasdaq was $18.00.

(2) The results of Superior National for the year ended December 31, 1997 include the results of SPCC (formerly The Pacific Rim Assurance Company) for periods subsequent to April 1, 1997.

(3) Pac Rim was acquired on April 11, 1997. The results of operations presented are for the period January 1, 1997 through March 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      27      Financial Data Schedule

(b) Reports on Form 8-K: A Form 8-K/A (Amendment No. 2), containing financial information regarding Pac Rim Holding Corporation, was filed by the Company on October 16, 1998, related to the restatement of financial statements of the Company and Pac Rim Holding Corporation for prior periods.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 1998               SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                      By:        /s/ J. CHRIS SEAMAN
                                         ---------------------------------------
                                                     J. Chris Seaman
                                              Executive Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER
    -------                            DESCRIPTION
      27       Financial Data Schedule