Form 10-K
period 1998-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1999-04-15
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                   (MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------  ---------------------------------
       Common Stock, $0.01 Par Value         Registered--The Nasdaq National
                                                         Market

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

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 31, 1999, based on the closing price of $19.00 per share of the common stock on The Nasdaq National Market on such date was $96,499,518.

    The number of shares of the registrant's common stock outstanding as of March 31, 1999 was 17,928,055.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.
                               INDEX TO FORM 10-K

                                                                                                               PAGE
                                                                                                               -----
PART I
ITEM 1.          Business.................................................................................           1
ITEM 2.          Business Properties......................................................................          40
ITEM 3.          Legal Proceedings........................................................................          40
ITEM 4.          Submission of Matters to a Vote of Security Holders......................................          41

PART II
ITEM 5.          Market Price of and Dividends on our Common Equity and Related Stockholder Matters.......          41
ITEM 6.          Selected Financial Data..................................................................          43
ITEM 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations....          44
ITEM 7A.         Quantitative and Qualitative Disclosure about Market Risk................................          54
ITEM 8.          Financial Statements and Supplementary Data..............................................         F-1
ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....          55

PART III
ITEM 10.         Directors and Executive Officers.........................................................          56
ITEM 11.         Executive Compensation...................................................................          60
ITEM 12.         Security Ownership of Principal Beneficial Owners and Management.........................          65
ITEM 13.         Certain Relationships and Related Transactions...........................................          68

PART IV
ITEM 14.         Exhibits, Financial Statements Schedules, and Reports on Form 8-K........................          74
                 Signatures...............................................................................          78
                 Glossary of Terms........................................................................          80
                 Index to Consolidated Financial Statements...............................................         F-1
                 Independent Auditors' Report.............................................................         F-2

                                     PART 1

    CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING AND ARE IDENTIFIED BY THE USE OF PHRASES SUCH AS "INTENDED," "WILL BE POSITIONED," "EXPECTS," IS OR ARE "EXPECTED," "ANTICIPATES," AND "ANTICIPATED." THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS. TO THE EXTENT ANY OF THE INFORMATION CONTAINED HEREIN CONSTITUTES A "FORWARD-LOOKING STATEMENT" AS DEFINED IN SECTION 27 A(I)(1) OF THE SECURITIES ACT, THE FACTORS SET FORTH UNDER "--RISK FACTORS" ARE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENT. FURTHER, SEE "GLOSSARY OF TERMS" FOR THE DEFINITIONS OF SOME OF THE CAPITALIZED AND DEFINED TERMS USED HEREIN.

ITEM 1. BUSINESS

OVERVIEW

    Superior National Insurance Group, Inc. ("SNIG") is the parent company of a group of insurance companies that underwrite workers' compensation and, to a limited extent, group health insurance. SNIG's wholly-owned insurance subsidiaries include Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"). Our underwriting and marketing is focused in large part in the State of California, but we also have branch operations throughout the continental United States. Before we acquired Business Insurance Group, Inc. ("BIG") the holding company of CalComp, CCIC, and CBIC, in December 1998, we had no significant branch operations outside of California. SNIG was originally incorporated in California in 1985 and reincorporated in Delaware in 1997. Unless indicated otherwise, "we," "us," "our," and "Superior National" refer to SNIG and its subsidiaries.

    On December 10, 1998, SNIG purchased BIG, CalComp, CBIC, CCIC, and Business Insurance Company ("BICO") from Foundation Health Corporation ("FHC"), a wholly-owned subsidiary of Foundation Health Systems ("FHS"). Subsequently, on December 18, 1998, BIG sold BICO to Centre Solutions Holdings (Delaware) Limited, but CalComp and SNIC retained BICO's insurance business, infrastructure, liabilities, and employees. As a result of the purchase of BIG, and excluding the California State Compensation Insurance Fund (the "State Fund"), we believe that, on a pro forma basis after giving effect to our acquisition of BIG, we are the largest private sector California workers' compensation insurance company based upon 1998 direct premiums written. Based upon the same criteria we believe we are the ninth largest workers' compensation insurer in the United States. Including BIG on a pro forma basis, our direct premiums written would have been $723.9 million and $848.6 million for the years ended December 31, 1998 and 1997, respectively.

    Our insurance subsidiaries currently are licensed to write workers' compensation and group health insurance in 38 states and the District of Columbia. The combined direct premiums written of Superior National was approximately $180.4 million in 1998. Because the acquisition of BIG occurred December 10, 1998, about 86.4% of the 1998 direct premiums written reported in our financial statements was attributable to premium generated by SNIC and SPCC in California (97%) and Arizona (3%).

STRATEGY

INTEGRATION STRATEGY

    Our post-acquisition strategy for improving Superior National's overall financial performance includes:

    - LEADERSHIP IN CALIFORNIA MARKET. As the largest private sector workers' compensation insurer in California, we are positioned to offer policyholders and producers outstanding service, innovative loss control programs, and competitive pricing.

    - NATIONWIDE PRESENCE; OPPORTUNITIES FOR GROWTH. We intend to maintain a nationwide presence and seek additional opportunities for growth outside of California, using the regional and branch network already established by BIG's insurance subsidiaries.

    - UNDERWRITING. We believe we can gradually re-underwrite BIG's insurance subsidiaries' books of business to enhance profitability. The pricing and persistency risk associated with the re-underwriting of larger accounts is being mitigated by ceding accounts with estimated annual premium of $25,000 or more at inception to a reinsurer.

    - INFORMATION SYSTEMS. We believe that our data processing systems give us a significant competitive advantage by (1) enhancing the effectiveness of our employees' underwriting, policy administration, and claims activities,
      (2) providing detailed, real-time, and near real-time information to management for control and administration purposes, and (3) providing marketing benefits through improved customer service.

    - LOSS CONTROL AND CLAIMS MANAGEMENT. We believe ourselves to be industry leaders in loss control for workers' compensation. Additionally, once a claim is made we expect to benefit from the service agreements we have with affiliates of Foundation Health Systems, Inc., and the claim severity management services we have been obtaining from Risk Enterprise Management Limited as part of our Claim Severity Management Program. These claim practices will continue to emphasize rapid medical intervention to mitigate the severity of injuries.

    - PRODUCER RELATIONSHIPS. We are continuing to strengthen our marketing relationships with our producers, including nationally recognized insurance brokers with whom we have acquired relationships through the acquisition of BIG. We endeavor to be the primary supplier of workers' compensation insurance for many of our producers. We will continue to emphasize our relationships with small- and medium-sized producers who often use us as a primary underwriter of workers' compensation insurance.

OPERATING STRATEGY

    We intend to continue to focus on underwriting profits while completing the integration of Superior National and BIG. The key elements of our strategy to maintain operating margins in our business are:

    - FOCUS ON SPECIALIZED MARKET SEGMENTS. Our experienced management team utilizes a sophisticated information system to focus on business for selected policy sizes and employment classifications that management believes provide the greatest opportunity for profitability.

    - UNDERWRITING DISCIPLINE. Following the advent of open rating in California in 1995, some California workers' compensation insurers reduced premium rates substantially to increase or maintain market share. Superior National management has not followed this practice and has maintained stringent underwriting policies in order to maintain profit margins.

EXPERIENCED MANAGEMENT; BUSINESS RELATIONSHIPS WITH ZURICH AFFILIATES

    We have an experienced executive management team. The Chief Executive Officer and the Chief Operating Officer have over 60 years of combined workers' compensation insurance business experience both inside and outside of California. The Chief Financial Officer has over 20 years of experience in a variety of insurance related finance and accounting roles. The experience of management and our ability to access sophisticated data processing systems allow us to react quickly to positive and negative developments in our markets and operations.

    In addition, we benefit from our business relationships with affiliates of Zurich Reinsurance Centre Holdings, Inc. ("Zurich"), which have provided us financing and access to their expertise and products, including claims management services and reinsurance. We have extensive reinsurance relationships with several affiliates of Zurich, including agreements that allow us to offer policyholders insurance policies written by a Zurich affiliate having an A.M. Best "A" rating. Several other affiliates of Zurich are providing services that we have integrated into our Claim Severity Management Program. In 1997, an affiliate of Zurich purchased $10.0 million of one of our subsidiaries Trust Preferred Securities. In addition, in connection with our purchase of BIG, another affiliate of Zurich purchased BICO from us and established an underwriting arrangement with us for a fee equal to 2.5% of direct written premium plus a pass through of all related expenses.

COMPANY STRUCTURE

    SNIG has two direct, wholly owned active subsidiaries: BIG and Superior National Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware. BIG is an intermediate holding company and was the surviving company in its January 1999 merger with Superior Pacific Insurance Group, Inc., a former wholly-owned subsidiary of SNIG. As a result of this merger, BIG has seven, direct, wholly owned active subsidiaries: SNIC, SPCC, CalComp, CCIC, CBIC, InfoNet Management Systems, Inc. ("InfoNet"), and Superior (Bermuda) Ltd. ("SBL"). InfoNet provides data processing purchasing services to SNIG and its subsidiaries. SBL was formed in September 1995 to facilitate the management of the run-off of SNIC's property and casualty ("P&C") business.

    We formed the Trust in December 1997 for the sole purpose of issuing its Trust Preferred Securities, having an aggregate liquidation amount of $105.0 million, and investing the proceeds of $105.0 million in an equivalent amount of SNIG's Senior Subordinated Notes. SNIG owns directly all of the common securities issued by the Trust, which SNIG purchased for approximately $3.25 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    SNIC's only subsidiary is wholly owned Western Select Service Corp., which currently provides vocational rehabilitation, legal, paralegal, and other services to SNIC and SPCC. No other BIG subsidiary has any active subsidiaries.

THE WORKERS' COMPENSATION INSURANCE MARKET

    WORKERS' COMPENSATION INSURANCE. The workers' compensation insurance market in the United States can be viewed as three "systems." The National Council of Compensation Insurers ("NCCI") governs workers' compensation insurance rates, forms, regulations, and statistical reporting, in almost all states except California. The workers' compensation laws in effect in California differ from those adopted in states where the NCCI regulatory and rating system dominates. In California, rates and statistical reporting are governed by the Workers' Compensation Insurance Rating Bureau (the "WCIRB"), and forms and regulations are governed by the California Department of Labor Division of Workers' Compensation. Thus, California represents a second system of workers' compensation insurance. Certain states have monopolistic workers' compensation insurance funds administered by the states, representing a third system.

    NCCI states are predominately a no-fault system with a few states offering employers the right to option-out of the no-fault system. A few of the states operate under a minimum rate basis. However, an increasing number of states offer either a suggested loss cost in an open rated environment, a deviation from a mandated loss cost, a minimum rate with schedule rating or some combination of a deviated and schedule rating plan. There is no cost limitation established for most benefits, however each state establishes payment thresholds for indemnity reimbursement and medical procedures.

    In California, workers' compensation is a no-fault statutory system under which an employer is required to provide its employees with medical care and other specified benefits for work-related injuries and diseases. There are four types of benefits payable under workers' compensation policies: disability, vocational rehabilitation, medical, and death benefits. The amount of benefits payable for various types of claims is established by statute and varies with the nature and severity of the injury or disease, and the wage, occupation, and age of the employee. While no dollar limitations are set for medical benefits and dollar limitations apply only under certain circumstances to vocational rehabilitation benefits, reinsurance typically covers liability in excess of a specified dollar amount agreed upon by the insurer and the reinsurer.

    CALIFORNIA MARKETPLACE. California is the country's largest workers' compensation insurance market, with total direct written premium of $5.2 billion in 1997. The California market is composed of (i) the State Fund, (ii) companies, including us, that write workers' compensation insurance in California but have significant writings in other lines of business and/or in other states, and (iii) private sector companies that write exclusively workers' compensation insurance specifically focused in California. The State Fund, which is obligated to write workers' compensation insurance for any applicant, including those turned down by the private sector carriers, is the largest underwriter of workers' compensation insurance in California, accounting for approximately 19.8% of the direct written premium in California in 1997. Because the State Fund must accept all risks, its combined ratios have historically been much higher than those of the private sector carriers. Despite these results, the State Fund has consistently achieved profitability through the investment income earned on its large invested asset portfolio. As of December 31, 1998, the State Fund had invested assets of $7.2 billion and statutory capital and surplus of $1.6 billion. The State Fund currently maintains an "A" claims paying ability rating from S&P and an "A-" rating from A.M. Best. Although the State Fund regularly competes with us for profitable underwriting business, we view the State Fund's role as the "insurer of last resort" to be a significant benefit because it eliminates the need to create an assigned risk plan in which we and other insurers conducting business in California would be required to participate.

    NATIONAL MARKETPLACE. As a result of our acquisition of BIG, we underwrite about $132.4 million of workers' compensation insurance in states where workers' compensation is governed by NCCI rules. Total workers' compensation direct written premium in non-monopolistic states other than California was approximately $24.0 billion in 1998. According to NCCI statistics, the pure loss ratios for workers' compensation policies declined from approximately 80.0% to 90.0% from 1988 to 1992 to approximately 55.0% form 1995 to 1997. Increased price competition resulting from the attractive loss ratios returned by the workers' compensation line of business resulted in an increase in pure loss ratios to approximately 61.0% in 1998, and a further increase in loss ratios in 1999 is likely as well. At the same time pure loss ratios are increasing, NCCI statistics indicate that loss adjustment expense ratios are also increasing, from 12.6% of premium in 1995 to an estimated 14.0% in 1998. The competition for workers' compensation business in NCCI states is generally dominated by national, multi-line insurance and financial service enterprises. Some states have assigned risk pools or plans that have historically been unprofitable, and a portion of the profits or losses arising from these pools is allocated to workers' compensation insurers operating in the pools' jurisdiction.

    CALIFORNIA PRICING. Prior to January 1, 1995, the California Department of Insurance (the "DOI") set minimum premium rates for workers' compensation insurance to provide a stable environment for the pricing of such insurance. On January 1, 1995, the State of California formally converted to a system of "open rating" for workers' compensation insurance written within the state. Insurance companies now file and use their own actuarially defensible rates. Following the introduction of open rating, total direct written premium in the California market decreased from $9.0 billion in 1993 to $5.2 billion in 1997 as many carriers engaged in price competition.

    Under California's "open rating" rate regulation system, the DOI sets "pure premium" (effectively, the estimated claim and allocated claim adjustment expense) rates for each employment classification. Insurance companies then apply their own "multipliers" to the pure premium rate to adjust for that company's anticipated unallocated claim adjustment and underwriting expenses. These rates are then subject to further adjustment for each policyholder to account for the policyholder's historical loss experience, the presence of stricter safety programs, dividend and commission plans, and other factors. In practice, however, workers' compensation insurance companies in California are not subject to meaningful rate regulation. Since 1994, the DOI has routinely approved rate filings both for us and our competitors that provide such a wide range of pricing flexibility as to constitute effectively no rate regulation whatsoever. It has been our experience in situations where a number of competitors are bidding on a single risk to see bids on individual policies vary as much as 500% (for example, the low bid may be $100,000 and the high bid $500,000). Pricing variation such as this would generally not occur under normal regulatory conditions.

    NATIONAL PRICING. Rate regulation outside of California occurs in a variety of ways, and is somewhat more stringent and closely monitored by the regulatory authorities. For example, on occasion our rate filings have been rejected or modified by the regulatory authorities in states other than California, something that has never happened with a California rate filing. Rates outside of California are usually subject to approval by each state's insurance commissioner. The commissioner reviews historical loss data usually provided by the NCCI (except for Texas and New Jersey, which use different rating bases) and then makes a recommendation to either approve, disapprove, or modify the NCCI recommended rates. Depending on the state, rates are either minimum rates (similar to pre-open rating in California) or, similar to California, they are loss cost rates subject to modification by each company's "multipliers" as determined by the actuaries of the individual carriers. In some states the loss cost rates can also be deviated rather than have a multiplier applied. These various filings are monitored through DOI calls for information and market conduct audits.

    OUR PRESENCE WITHIN THE CALIFORNIA WORKERS' COMPENSATION MARKET. Now that we have completed the purchase of BIG we believe that we will be better positioned than our competitors to compete successfully in the California workers' compensation insurance market, while also reducing somewhat our dependence on California for growth and profitability. We believe we will benefit from our focus on workers' compensation insurance, and that our leadership position in the California market will allow us to offer our customers and producers outstanding service, innovative loss control programs, and competitive pricing. The national presence provided by the purchase of BIG has given us some diversification from the California market, offering what we believe are attractive growth opportunities in a number of markets. We continue to believe that pricing and underwriting policies designed specifically for workers' compensation insurance means that our workers' compensation insurance business should perform better financially than that of insurers who sell workers' compensation insurance as part of a package of insurance.

    OUR PRESENCE IN THE NATIONAL WORKERS' COMPENSATION MARKET. While we are a major player in the California market, we are much smaller in the national marketplace. The national market is comprised of over 40 states, each one with varying degrees of opportunities. This diversification along with our relatively small market share presents us with many more profit opportunities than a single state carrier. We are confident that with the combination of our quality service and our underwriting discipline we will be able to identify profitable states in which we can successfully grow our premium base.

MARKETING

    Superior National markets its insurance products through a nationwide network of 17 regional offices and 23 branch offices, with 11 regional offices in California. Superior National has historically expanded into a new region by establishing a branch office with a few employees specializing in marketing, underwriting, and loss control. As the branch office grew and there were demonstrated needs for further infrastructure to support growth, resources were added and certain branches became regional offices. Regional offices have additional local management and support the growth of additional branch offices. Superior National's expanding presence outside of California, which was accomplished primarily through our acquisition of BIG, is indicated by the growth in direct premiums written outside of California from $27.1 million in 1995 to, on a proforma basis for this acquisition, $179.3 million in 1998. As of December 31, 1998, Superior National employed a staff of approximately 282 outside California.

    Superior National markets its products through a distribution network of approximately 2,900 producers. Of these, over 1,750 are located in California, and approximately 1,150 are located outside of California. Superior National markets its policies through major national brokers as well as through small-to medium-sized producers focusing on regional customers. The top ten producers accounted for 11.6% of direct written premium in fiscal 1998, and the top 50 producers accounted for 36.2%. Superior National enters into brokerage contracts with producers as opposed to agency relationships. Certain states require that all appointments be made through an agency contract. No agent in these states has the ability to bind Superior National to issue policies, and the same basic contract that is used for brokerage appointments is also used for agency appointments. Superior National also has relationships with certain other producers ("Program Administrators") that have the ability to bind Superior National to issue coverage to a customer based on its program administration agreement with Superior National. These agreements call for override commissions to be paid to the Program Administrators and most of the Program Administrators' agreements provide for direct premium billing to policyholders. These agreements may be canceled by Superior National with no recourse whatsoever if the Program Administrator violates the terms of the agreement. All new and renewal policyholder applications (other than those handled under a program administration agreement) must be submitted to Superior National for approval. Superior National is not committed to accept a fixed portion of any producer's business, but must accept all policies written consistent with the underwriting and pricing templates of the program administration agreements. Superior National also has in force a variety of override, contingency, and profit-sharing commission agreements with certain of its producers in order to encourage a some level of pricing and profitability.

    Consolidated premium in force after giving effect to our acquisition of BIG, including business written by Superior National's several fronting companies, was $669.0 million, versus $702.0 million, for the policy years ended December 31, 1998 and September 30, 1998, respectively. The $33.0 million decline in premium in force occurred entirely in the BIG book of business due to the re-underwriting and re-pricing of BIG policies to Superior National standards. The premium in force associated with policies having estimated annual premium under $25,000, and which are not subject to Superior National's large account quota share contract to varying degrees depending on the policy issue date, was $210.9 million on 50,850 policies, versus $216.2 million on 50,570 policies, for the policy years ended December 31, 1998 and September 30, 1998, respectively. Superior National continues to reorient its consolidated book of business to smaller accounts, as indicated by the reduction in average policy size from $12,490 at September 30, 1998 to $11,900 at December 31, 1998, including policies underwritten by BIG insurance subsidiaries. Management believes that smaller accounts will produce better loss ratios than large accounts due to significantly lower levels of price competition associated with smaller accounts.

    Our legal relationship with our producers is evidenced by a broker agreement, under which the producer agrees to present potential workers' compensation risks to us on a non-exclusive basis. The broker agreement principally documents that the producer represents his policyholder client, not Superior National, establishes the producer's authority to bind us to risks, typically extremely limited, and prescribes the terms under which premium must be remitted. Because these producers also represent one or more competing insurance companies, Superior National views the producers as its marketing target and delivers service that we believe surpasses normal industry levels. Superior National's percentage of business with each of its producers, in terms of premium volume, has a significant effect on a producer's efforts, because we believe companies that represent a significant volume of a producer's business typically receive the highest quality business. Superior National is one of the primary underwriters of workers' compensation insurance for most of its producers. During the year ended December 31, 1998, no single producer controlled more than 5.0% of our premium in force.

    Superior National closely monitors its producers through its on-line management information systems, with special attention given to the volume and profitability of business written through Superior National. Relationships with producers who consistently write unprofitable business, or do not meet the minimum guideline of annual premium per year, may be terminated. Superior National believes that by continually monitoring and improving the quality of the business acquired through its producers, long-term profitability will be enhanced. See "--Information Services."

    The marketing staff, along with the branch office managers and the underwriting, loss control, and regional claim staffs, work closely with producers and frequently make joint presentations with producers to potential workers' compensation policyholders. Superior National conducts its marketing by territory to enable its marketing representatives to better address the specific types of accounts located in each region.

    Producer commissions are generally determined by negotiation and are dependent on the size and profit potential of the producer's accounts. Superior National's average direct commission rate was 13.2% for the year ended December 31, 1998, and 11.1% for the years ended December 31, 1997 and 1996. The Company believes the stabilization in the average direct commission rate for the year ended December 31, 1997 was due primarily to a combination of firming prices and a greater use by larger policyholders of fee-based arrangements (as opposed to traditional commission arrangements) with their insurance producers. Superior National's producers (other than Program Administrators) are not permitted to bind Superior National with respect to any account. All new and renewal policyholder applications must be submitted to Superior National for approval. Superior National is not committed to accept a fixed portion of any producer's business.

UNDERWRITING

    Because the types of accounts that Superior National insures vary among different geographic regions, we conduct our underwriting activities through branch offices that are focused on the local economies. While we underwrite a wide variety of risk classifications, we target some classifications that we believe to be profitable. We believe that by focusing on certain employment classifications, we can provide claim management and loss control services at a level appropriate to each policyholder. For the year ended December 31, 1998, five employment classifications, made up primarily of hospitality, agricultural, schools, garment, and health care workers, represented approximately 23% of Superior National's premium in force. We exclude most employment classifications that represent historically higher risk exposure, including the manufacturing, handling, and shipping of explosives; oil rig and derrick work; subway construction; and navigation of marine vessels. Classifications that require the approval of Superior National's principal underwriting officer include those that represent potential exclusions from Superior National's reinsurance treaties, unusual hazards, or catastrophic exposures such as taxicab fleets, carnivals, ski resorts, and detective agencies. Certain risks, such as the transportation of groups of employees, are generally ceded to reinsurers under separate reinsurance agreements.

    Prior to insuring an account, Superior National's underwriting department reviews, among other things, the employer's prior loss experience and safety record, premium payment and credit history, operations, geographic location, and employment classifications. Superior National verifies employment classifications principally through information provided by the WCIRB and, in many instances, through its own on-site surveys of the employer's place of business.

    Superior National's underwriting system is a fully integrated, computerized, rating, quoting, and policy issuance system for use both internally and remotely from producers' offices. The system contains edit and blocking features that prohibit underwriters from issuing policies associated with business that is deemed inappropriate or undesirable by management, or that may be inappropriately priced. See "--Information Services."

    Superior National offers a number of alternative pricing plans for its customers, including retrospectively rated policies, deductible plans, contingent surcharge plans, and, outside of California, dividend plans. Retrospective rating results in a return of premium to customers if certain loss criteria are achieved. Deductible plans offer customers lower premiums in exchange for the customers' participating in the first layer of losses. Contingent surcharge plans add additional premium at specified dates after expiration of the policy if the account exceeds an expected loss ratio. The surcharge premium is subject to return if the loss ratio is reduced in future periods.

    In many states, workers' compensation insurers issue participating policies, which allow the insurer to declare and pay dividends to a policyholder after expiration of the policy. Although policyholder dividends are no longer an important component of the workers' compensation insurance marketplace in California, they remain a significant tool for Superior National to obtain and retain business outside of California. Policyholder dividends may be computed as a flat rebate to the policyholder upon achievement of certain loss ratios or expense factors, or, more commonly, reflect an amount that is not guaranteed but is determined based on the insurer's view of a number of related factors including loss ratio, the class of business, geographic location and premium payment history of the policyholder, risk and expense factors, competition in the marketplace, and the overall financial condition of the insurer.

LOSS CONTROL

    In addition to its responsibility for risk evaluation as part of the underwriting process, our loss control department may assist policyholders in developing and maintaining safety programs and procedures to minimize on-the-job injuries and health hazards. After analyzing the policyholder's loss profile, our loss control consultants will help develop a loss control program and establish accident reporting and claim follow-up activities for the policyholder. Our loss control personnel may also consult with policyholder management about safety and health issues, as well as about the effectiveness of the policyholder's loss prevention procedures. Our loss control department seeks to control claims before they occur, and loss control has formed a key component of Superior National's business strategy. In addition, Superior National utilizes comprehensive reports to track loss control results and key factors in reducing claims.

CLAIM SEVERITY MANAGEMENT PROGRAM

    Effective December 31, 1997, we entered into agreements with Risk Enterprise Management Limited ("REM") and Zurich Reinsurance (North America), Inc. ("ZRNA"), affiliates of Zurich, to provide claim management services for our "Claim Severity Management Program." Under this program, REM, acting as a third party administrator, provides claim processing and management services to SNIC and SPCC, and ZRNA provides SNIC and SPCC with protection predicated on REM's ability to reduce SNIC and SPCC's claim severity. We may terminate the contract with six months notice after the initial three-year term of the contract, with a penalty that will not exceed $250,000 plus REM's reasonable expenses to unwind the agreement.

    REM, in its capacity as a third party administrator, provides certain claim management services, while we provide claim facilities and data processing systems. All of SNIC's and SPCC's claim personnel have been moved to an independent contractor service provider as part of the Claim Severity Management Program. The terms of the agreement bind REM to certain operational restrictions and performance standards designed to assure quality claims administration. We believe that combining REM's claim management techniques with our claim processing systems produced material improvements in SNIC's and SPCC's claim severity, more than offsetting the cost of such services. We also believe this program has reduced SNIC's and SPCC's ultimate loss cost severity with favorable cost-benefit trade-offs.

    Under the agreement with ZRNA, ZRNA will credit SNIC's and SPCC's direct claim costs, up to an aggregate of $30.0 million, to the extent that REM is unsuccessful in reducing claim severity to certain prescribed levels. As of December 31, 1998 and 1997, the $30.0 million has been recognized under the terms of the agreement. No recoveries have been received as of December 31, 1998.

    SNIC's and SPCC's claims services are provided primarily by Comprehensive Compensation Claims Management, Inc. ("3CM"), which we formed with the support of REM for that purpose. We, along with REM, continue to work closely with policyholders to return injured workers to the job as quickly as is medically appropriate. 3CM continues to maintain for SNIC and SPCC four full service claim service offices ("CSOs") in California, which are located in Woodland Hills, Fresno, Pleasanton, and Sacramento. Additionally, we use a 3CM CSO in Phoenix, Arizona. Each CSO is managed by a claims manager. The claims technical staffs are organized into units with, generally, one supervisor supervising four claims examiners and two claims assistants per unit.

    3CM relies extensively on our data processing systems. Our data processing systems were developed internally through a joint effort of the claim and management information systems departments' personnel with three goals in mind: to capture timely and meaningful data, reduce the possibility of human error through a series of system prompts and edit checks, and automate manual functions. An additional benefit of the claims system is the increased productivity that results from the claims examiners' ability to handle larger case loads.

    3CM's claims handling also includes a specialized subrogation function. Claims examiners are responsible for the identification of potential recoupments from third parties responsible for a work-related accident. If such a potential is identified, the examiner notifies a subrogation specialist. The subrogation specialist then will determine whether a subrogation situation exists, and, if so, will assume responsibility for all aspects of subrogation to its conclusion.

BIG CLAIM MANAGEMENT

    BIG's claims department is organized on the basis of claim supervisory units consisting of four to six claims examiners, each responsible for 150-170 claims; one claims assistant for each claims examiner; one file clerk for each supervisory unit; and one data entry clerk/processor for each supervisory unit. A vocational rehabilitation specialist is utilized in each unit to evaluate vocational rehabilitation plans and attend formal and informal rehabilitation planning conferences. Claims examiners are responsible for vocational rehabilitation plan approval and statutory filings. Each claims unit also employs a specialist to handle settlement negotiations. BIG's claims handling policy includes contacting the injured worker within 24 hours of notification of the injury, obtaining a recorded statement during the initial claimant contact, and maintaining monthly contact while the injured worker is receiving total disability payments. BIG uses third party administrators for the handling of claims and loss contol services that are associated with captive programs, representing a small portion of its estimated annual premium.

    Since 1992, BIG has maintained a Special Investigations Unit to handle potentially fraudulent claims. The group consists of former law enforcement officers and medical and claims experts, and provides training to employees and customers in areas of fraud recognition, trends, and legal updates.

CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

    Several years or more may elapse between the occurrence of a workers' compensation loss, the reporting of the loss, and final payment of the loss. Claim and claim adjustment expense reserves are estimates of what an insurer expects to pay claimants. We are required to maintain reserves for payment of estimated claim and claim adjustment expense for both reported claims and claims that have been incurred but not reported ("IBNR"). Our ultimate liability may be materially more or less than current reserve estimates.

    Reserves for reported claims are established on a case-by-case basis. Case level reserves are determined by our claims examiners based on their judgment and experience. Claims examiners set reserves by taking into account the type of risk insured, the circumstances surrounding the claim or policy provisions relating to type of loss, and historical paid claim and claim adjustment expense data for similar claims. Case level reserves are not uniformly established for claim adjustment expense throughout Superior National, and the entire reserve for claim adjustment expense is established primarily based upon our historical paid data. Our claim service providers regularly monitor reserve adequacy for claims that have occurred and been reported and we adjust such reserves as necessary.

    Claim and claim adjustment expense reserves for claims that are incurred but not yet reported are estimated based on many variables. Those variables include historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general frequency and severity trends, medical costs, and other factors affecting the adequacy of loss reserves. Changes in our operations and management philosophy may also cause actual developments to vary from those of the past. The adoption of new data processing systems, shifts to underwriting more or less hazardous risk classifications, the hiring of new claims personnel, changes in claim servicing vendors and third party administrators, may all change rates of reserve development, payments, and claim closings, increasing or decreasing claim severity and closing rates. See "--Risk Factors--Our estimates of reserves for unpaid claim and unpaid claim adjustment expenses may be inaccurate and therefore insufficient to pay unreported claims and associated costs."

    Adjustments in aggregate reserves are reflected in the operating results of the period during which such adjustments are made. Although reserves established for claims may not be paid for several years or more, the reserves are not discounted, except to calculate taxable income as required by the Internal Revenue Code.

    The following table provides a reconciliation of the beginning and ending claim and claim adjustment expense reserves for each of the years in the three-year period ended December 31, 1998, computed in accordance with GAAP.

       RECONCILIATION OF LIABILITY FOR CLAIM AND CLAIM ADJUSTMENT EXPENSE

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1998         1997        1996
                                                                             ------------  ----------  ----------

                                                                                    (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance....................................  $    201,255  $  115,529  $  141,495
Less: Reinsurance recoverable on unpaid losses.............................        49,155      24,986      27,076
                                                                             ------------  ----------  ----------
Beginning reserve, net of reinsurance......................................       152,100      90,543     114,419
Pac Rim reserves at acquisition............................................            --     104,588          --
BIG reserves at acquisition................................................       495,709          --          --
BIG funds held liability at acquisition....................................       113,226          --          --
Provision for net claim and claim adjustment expenses
  For claims occurring in current year.....................................        36,650      95,826      57,614
  For claims occurring in prior years......................................        31,692      (5,379)     (1,976)
  For claims existing on BIG at acquisition................................       175,000          --          --
                                                                             ------------  ----------  ----------
  Total claim and claim adjustment expenses................................       243,342      90,447      55,638
                                                                             ------------  ----------  ----------
Reinsurance recovery on loss reserve guarantee.............................      (175,000)         --          --
Payments for net claim and claim adjustment expense:
  Attributable to insured events incurred in current year..................       (76,823)    (37,945)    (19,816)
  Attributable to insured events incurred in prior years...................      (108,807)    (95,533)    (59,698)
                                                                             ------------  ----------  ----------
  Total claim and claim adjustment expense payments........................      (185,630)   (133,478)    (79,514)
Change in funds withheld...................................................        12,502          --          --
Adjustment for ZRNA Quota-Share Commutation................................         7,367          --          --
                                                                             ------------  ----------  ----------
Ending reserves, net of reinsurance........................................       663,616     152,100      90,543
Reinsurance recoverable on unpaid losses...................................       237,590      49,155      24,986
Loss reserve guarantee.....................................................       175,000          --          --
                                                                             ------------  ----------  ----------
Ending reserves, gross of reinsurance......................................  $  1,076,206  $  201,255  $  115,529
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

    During 1998, Superior National experienced relatively stable frequency of claims but continued to experience an increase in claim severity for accident years 1995 and after. Our net claim and claim adjustment expense ratio, net of reinsurance recovery on loss reserve guarantee, for calendar year 1998, 1997, and 1996 was 78.5%, 64.2%, and 62.8%, respectively. The 1998 claim and claim adjustment expense ratio does not include the BIG claim and claim adjustment expense incurred prior to the acquisition.

    In 1998, Superior National experienced approximately $31.7 million in unfavorable development on net claim and claim adjustment expenses estimated at December 31, 1997, and $175.0 million with respect to reserves acquired from the BIG acquisition on December 10, 1998. The $31.7 million unfavorable development, related to 1997 and prior accident years, is attributable to incurred claim and claim adjustment expense associated with SPCC. The $175.0 million of unfavorable development on BIG claims existing at the acquisition date was recorded as a result of an independent actuarial review by the actuary who has historically reviewed BIG's reserves. The independent actuary cited in its report the following as the possible reasons for the apparent unfavorable development:

    - Increases in permanent disability rates in California beginning in late 1996;

    - The inability of California workers' compensation insurance companies to permanently settle the vocational rehabilitation portion of a claim;

    - A California court decision under which there is a presumption that a claimant's primary treating physician's diagnosis of the claimant's injury is automatically correct; and

    - The potential miscalculation of claims closing rates in prior years as a result of changes in the definition of a true disability claim as opposed to a claim with medical only claims.

    We are studying each of the possibilities described above, and performing our own analysis of BIG's claim and claim adjustment expense experience, to determine why the apparent development might have occurred and to take steps to address the possible causes of the apparent development.

    In 1997, Superior National experienced approximately $5.4 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1996. This $5.4 million favorable development is the result of a $10.8 million favorable development on ceded reserves for accident years 1996 and prior. The $10.8 million favorable development on ceded reserves is attributable to SPCC and due to the post-acquisition review of all open claim files and the subsequent adjustment to reserves, which caused many claims to have incurred claim and claim adjustment expenses in excess of the retention on SPCC's reinsurance treaties. The $10.8 million favorable development is offset by a $5.4 million adverse development on direct reserves attributable to the accident years 1995 and 1996. Superior National believes similar adverse development has been experienced throughout the California workers' compensation industry, perhaps due to an increase in claim severity.

    In 1996, Superior National experienced approximately $2.0 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million in adverse development on direct reserves for accident year 1995. The net claim and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6% versus 74.6% at the end of the 1996 calendar year. Superior National believes, from its review of data obtained by the WCIRB, that similar adverse development has been experienced throughout the California workers' compensation industry.

    On April 11, 1997, we acquired SPCC. The claim and claim adjustment expenses related to SPCC for this analysis are reflected in our 1997 and subsequent claim and claim adjustment expense balances regardless of the year the claim was previously incurred by SPCC. On December 10, 1998, we acquired BIG. The claim and claim adjustment expenses related to BIG for this analysis are reflected in our 1998 claim and claim adjustment expense balances regardless of the year the claim was previously incurred by BIG. To the extent that claims develop in the future or close favorably, the results will be reflected in the calendar year development to which it relates.

    The following table discloses the development of direct workers' compensation claim and claim adjustment expense reserves of Superior National from December 31, 1988 through December 31, 1998.

       ANALYSIS OF DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                           CALENDAR YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------------------------------------------------
                             1988       1989       1990       1991       1992       1993       1994       1995       1996
                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                    (IN THOUSANDS)
Reserve for Unpaid Claim
  and Claim
  Adjustment Expenses,
    Gross of Reinsurance
    Recoverables
    Reserve..............  $  42,268  $  60,615  $  88,270  $ 116,811  $ 136,102  $ 171,038  $ 171,258  $ 141,495  $ 115,529
Reserve Re-estimated as
  of:
  One Year Later.........     43,581     68,718    112,160    144,676    162,634    171,960    162,635    137,242    120,999
  Two Years Later........     46,788     79,059    111,151    143,912    148,906    161,262    145,626    145,209    124,090
  Three Years Later......     50,955     74,619    117,506    138,607    152,420    148,654    144,173    141,653
  Four Years Later.......     47,696     78,112    113,029    137,939    144,898    148,983    150,294
  Five Years Later.......     49,297     75,475    112,840    135,074    146,867    149,119
  Six Years Later........     47,554     75,913    109,655    138,048    145,415
  Seven Years Later......     49,470     74,149    111,871    134,327
  Eight Years Later......     48,653     75,898    109,458
  Nine Years Later.......     49,451     73,295
  Ten Years Later........     47,398
Cumulative (Deficiency)
  Redundancy.............     (5,130)   (12,680)   (21,188)   (17,516)    (9,313)    21,919     20,964       (158)    (8,561)
Cumulative Amount of
  Reserve Paid Through
  One Year Later.........  $  17,698     24,478     42,627     53,914     57,348     60,726     67,757     63,587     69,658
  Two Years Later........     19,879     35,195     51,160     56,299     61,648     66,077     61,952     72,946     48,446
  Three Years Later......     25,830     38,067     52,761     63,354     63,523     64,464     67,388     74,912
  Four Years Later.......     26,165     38,261     57,332     64,703     66,547     66,754     67,997
  Five Years Later.......     26,026     40,794     59,093     68,152     66,750     64,533
  Six Years Later........     27,181     42,032     59,917     69,052     65,735
  Seven Years Later......     27,202     43,146     60,749     67,586
  Eight Years Later......     27,947     42,898     60,731
  Nine Years Later.......     27,857     43,637
  Ten Years Later........     28,488
Gross Reserve--December 31......................................................    171,038    171,258    141,495    115,529
Reinsurance Recoverables Net of Funds Held Liability............................    (28,971)   (31,897)   (27,076)   (24,986)
Reclassification of Amounts Recoverable from Reinsurers.........................    (42,032)   (34,269)   (11,696)        --
                                                                                  ---------  ---------  ---------  ---------
Net Reserve--December 31........................................................    100,035    105,092    102,723     90,543
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------
Gross Re-estimated Reserve......................................................    149,119    150,294    141,653    124,090
Re-estimated Reinsurance Recoverables...........................................    (23,589)   (25,511)   (24,799)   (35,835)
Reclassification of Amounts Recoverable from Reinsurers.........................    (42,032)   (34,269)   (11,696)        --
                                                                                  ---------  ---------  ---------  ---------
Net Re-estimated Reserve........................................................     83,498     90,514    105,158     88,255
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------
Net Cumulative (Deficiency) Redundancy..........................................     16,537     14,578     (2,435)     2,288
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------


                             1997       1998
                           ---------  ---------

Reserve for Unpaid Claim
  and Claim
  Adjustment Expenses,
    Gross of Reinsurance
    Recoverables
    Reserve..............  $ 201,255  $1,076,206
Reserve Re-estimated as
  of:
  One Year Later.........    254,643
  Two Years Later........
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........
Cumulative (Deficiency)
  Redundancy.............    (53,388)
Cumulative Amount of
  Reserve Paid Through
  One Year Later.........     99,550
  Two Years Later........
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........
Gross Reserve--December 3    201,255  1,076,206
Reinsurance Recoverables     (49,155)  (412,590)
Reclassification of Amoun         --         --
                           ---------  ---------
Net Reserve--December 31.    152,100    663,616
                           ---------  ---------
                           ---------  ---------
Gross Re-estimated Reserv    254,643
Re-estimated Reinsurance     (70,851)
Reclassification of Amoun         --
                           ---------
Net Re-estimated Reserve.    183,792
                           ---------
                           ---------
Net Cumulative (Deficienc    (31,692)
                           ---------
                           ---------

    The first line of the preceding table depicts the estimated liability for unpaid claim and claim adjustment expense recorded on our balance sheets at the indicated balance sheet dates. This liability represents the estimated amount of claim and claim adjustment expense for claims arising during all years prior to the indicated balance sheet date that are unpaid as of that balance sheet date, gross of reinsurance recoverables, including losses that have been incurred but not yet reported. The table also shows the re-estimated liability as of the end of each succeeding year through the latest balance sheet date, and the cumulative payments made for such claims, at annual intervals after the initial indicated balance sheet date. The claim and claim adjustment expense liability estimates change as more information becomes known about the frequency and severity of claims for each year. A direct reserve redundancy or deficiency is displayed for each balance sheet date in the center of the table when the initial liability estimate is greater (or less) than the re-estimated liability at the latest balance sheet date.

    The direct reserve deficiency associated with the year ended December 31, 1988 was due to the lack of claim and claim adjustment expense history, which prevented management from accurately estimating ultimate claim costs. The direct deficiencies associated with reserves as of December 31, 1989, 1990, 1991, and 1992 were due primarily to: (1) unexpected increases in claim costs resulting from increased litigation in the California workers' compensation system, (2) an economic recession in California, and (3) workers' compensation laws that at the time effectively encouraged workers to file unwarranted psychiatric stress and fraudulent claims. The direct redundancies associated with the years ended December 31, 1993 and 1994 occurred primarily as a result of reforms in the California workers' compensation laws that became effective January 1, 1993 and an improvement in the California economy that were not anticipated when reserves were established. The direct reserve deficiencies associated with the years ended December 31, 1995, 1996, and 1997 occurred primarily as a result of unexpected increases in severity affecting claims occurring from 1995 and after. The 1997 deficiency also resulted from incurred claim and claim adjustment expenses associated with SPCC.

    Superior National's experience with direct reserve deficiencies occurring for the years 1989 through 1992, and 1995 through 1997, and direct redundancies occurring for the years 1993 and 1994, is consistent with the results experienced by the California workers' compensation industry during the same time periods. The direct reserve deficiencies occurring for the years ended December 31, 1995 through 1997 resulted from unexpected increases in claim severity, consistent with other California workers' compensation insurers' experience. The net-of-reinsurance redundancies displayed at the bottom of the table reflect Superior National's per risk excess of loss, quota-share, and aggregate excess of loss reinsurance, the effects of which were to reduce Superior National's direct redundancies/deficiencies due to the cession to a reinsurer of a portion of Superior National's development.

    We periodically perform comprehensive studies of our workers' compensation claim and claim adjustment expense experience, and the way in which we estimate claim and claim adjustment expense liabilities is continually modified to consider additional information regarding trends in pricing, frequency, and severity. However, conditions and trends that have historically affected Superior National's claims may not necessarily be indicative of conditions and trends that will affect future claims, and it is not appropriate to extrapolate future reserve redundancies or deficiencies based on the data set forth above.

DISCONTINUED OPERATIONS

    Superior National's discontinued operations consist of P&C business that was discontinued effective September 30, 1993. The discontinued operations liabilities pertain to contractors' general liability policies underwritten during the years 1986 through 1990. There is often a significant lag between the date of loss of construction-related claims and the date such claims are reported to Superior National. We believe the existing provision is sufficient to cover future claims, but there is significant uncertainty associated with the reporting and severity of construction claims. Certain investments are allocated to discontinued operations to fund future claim and claim adjustment expense payments. We estimate that discontinued operations will essentially have "run-off" by the year 2005.

    In 1993, we recorded a pre-tax charge to income of $4.5 million for estimated operating losses during the phase-out period. During the second quarter of 1995, we increased by approximately $15.0 million our reserves for discontinued operations for accident years 1993 and prior and have not increased them since.

    The following table provides a reconciliation of the beginning and ending claim and claim adjustment expense reserves for discontinued operations for each of the years in the three-year period ended December 31, 1998, computed in accordance with GAAP.

    RECONCILIATION OF LIABILITY FOR DISCONTINUED OPERATIONS CLAIM AND CLAIM
                               ADJUSTMENT EXPENSE

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                       (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance..........................  $  18,686  $  25,466  $  40,526
Less: Reinsurance recoverable on unpaid losses...................      5,216      6,976      9,159
                                                                   ---------  ---------  ---------
Beginning reserve, net of reinsurance............................     13,470     18,490     31,367
Provision for net claim and claim adjustment expenses
  For claims occurring in current year...........................         --         --         --
  For claims occurring in prior years............................         --         --         --
                                                                   ---------  ---------  ---------
Total claim and claim adjustment expenses........................         --         --         --
                                                                   ---------  ---------  ---------
Payments for net claim and claim adjustment expense
  For claims occurring in current year...........................         --         --         --
  For claims occurring in prior years............................     (4,557)    (5,020)   (12,877)
                                                                   ---------  ---------  ---------
  Total claim and claim adjustment expense.......................     (4,557)    (5,020)   (12,877)
                                                                   ---------  ---------  ---------
Ending reserves, net of reinsurance..............................      8,913     13,470     18,490
Reinsurance recoverable on unpaid losses.........................      6,143      5,216      6,976
                                                                   ---------  ---------  ---------
Ending reserves, gross of reinsurance............................  $  15,056  $  18,686  $  25,466
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The following table discloses the development of direct discontinued operations claim and claim adjustment expense reserves from December 31, 1988 through December 31, 1998.

 ANALYSIS OF DISCONTINUED OPERATIONS DIRECT CLAIM AND CLAIM ADJUSTMENT EXPENSE
                                  DEVELOPMENT

                                                                CALENDAR YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                  1988       1989       1990       1991       1992       1993       1994       1995       1996
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Reserve for Unpaid Claim and
  Claim Adjustment Expenses,
  Gross of Reinsurance
  Recoverables Reserve........  $  25,935  $  41,088  $  56,735  $  65,629  $  66,532  $  54,898  $  36,410  $  40,526  $  25,466
Reserve Re-estimated as of:
  One Year Later..............     32,395     56,093     73,295     83,770     73,298     56,041     54,855     41,293     29,403
  Two Years Later.............     43,160     60,679     89,336     91,453     73,067     75,703     55,622     45,230     31,665
  Three Years Later...........     43,585     72,860     98,206     90,717     96,531     76,079     59,559     47,492
  Four Years Later............     52,261     82,218    102,538    117,215     92,569     80,698     61,821
  Five Years Later............     61,539     84,304    126,431    113,084     97,647     82,542
  Six Years Later.............     63,072    103,326    123,722    117,720     99,101
  Seven Years Later...........     77,080    104,428    128,637    118,834
  Eight Years Later...........     78,938    108,240    129,888
  Nine Years Later............     80,932    109,731
  Ten Years Later.............     82,293
Cumulative (Deficiency).......    (56,358)   (68,643)   (73,153)   (53,205)   (32,569)   (27,644)   (25,411)    (6,966)    (6,199)
Cumulative Amount of Reserve
  Paid Through One Year
  Later.......................     13,754     19,839     27,397     29,274     26,473     23,043     14,329     15,827     10,717
  Two Years Later.............     15,301     26,399     35,278     29,165     23,483     16,203     16,765     10,717      5,893
  Three Years Later...........     19,844     32,188     39,203     28,136     18,380     19,649     11,857      5,893
  Four Years Later............     23,007     37,758     42,135     23,255     17,777     19,263      7,665
  Five Years Later............     28,609     38,798     41,835     22,047     18,276     15,178
  Six Years Later.............     31,715     37,585     42,943     23,104     14,705
  Seven Years Later...........     31,247     42,260     42,363     20,576
  Eight Years Later...........     37,394     40,796     41,663
  Nine Years Later............     41,325     41,112
  Ten Years Later.............     42,643
Gross Reserve--December 31...........................................................     54,898     36,410     40,526     25,466
Reinsurance Recoverables.............................................................      8,379      8,777      9,159      6,976
                                                                                       ---------  ---------  ---------  ---------
Net Reserve--December 31.............................................................     46,519     27,633     31,367     18,490
                                                                                       ---------  ---------  ---------  ---------
                                                                                       ---------  ---------  ---------  ---------
Gross Re-estimated Reserve...........................................................     82,542     61,821     47,492     31,665
Re-estimated Reinsurance Recoverables................................................     22,221     19,182     16,125     13,175
                                                                                       ---------  ---------  ---------  ---------
Net Re-estimated Reserve.............................................................     60,321     42,639     31,367     18,490
                                                                                       ---------  ---------  ---------  ---------
                                                                                       ---------  ---------  ---------  ---------
Net Cumulative (Deficiency)..........................................................    (13,802)   (15,006)        --         --
                                                                                       ---------  ---------  ---------  ---------
                                                                                       ---------  ---------  ---------  ---------


                                  1997       1998
                                ---------  ---------

Reserve for Unpaid Claim and
  Claim Adjustment Expenses,
  Gross of Reinsurance
  Recoverables Reserve........  $  18,686  $  15,056
Reserve Re-estimated as of:
  One Year Later..............     20,948
  Two Years Later.............
  Three Years Later...........
  Four Years Later............
  Five Years Later............
  Six Years Later.............
  Seven Years Later...........
  Eight Years Later...........
  Nine Years Later............
  Ten Years Later.............
Cumulative (Deficiency).......     (2,262)
Cumulative Amount of Reserve
  Paid Through One Year
  Later.......................      5,893
  Two Years Later.............
  Three Years Later...........
  Four Years Later............
  Five Years Later............
  Six Years Later.............
  Seven Years Later...........
  Eight Years Later...........
  Nine Years Later............
  Ten Years Later.............
Gross Reserve--December 31....     18,686     15,056
Reinsurance Recoverables......      5,216      6,143
                                ---------  ---------
Net Reserve--December 31......     13,470      8,913
                                ---------  ---------
                                ---------  ---------
Gross Re-estimated Reserve....     20,948
Re-estimated Reinsurance Recov      7,478
                                ---------
Net Re-estimated Reserve......     13,470
                                ---------
                                ---------
Net Cumulative (Deficiency)...         --
                                ---------
                                ---------

    The first line of the preceding table depicts the estimated liability for unpaid claim and claim adjustment expense for discontinued operations recorded for each of the indicated periods. The table follows the form of the table depicting workers' compensation reserve development in "Analysis of Direct Claim and Claim Adjustment Expense Development," above.

    From 1988 to 1990, the increase in ultimate claim and claim adjustment expense for discontinued operations was due primarily to the lack of history, as well as changes in economic and legal environments that prevented us from reasonably estimating ultimate loss costs. Thereafter, a full actuarial analysis has been performed semi-annually taking into account our history of reserve development, industry claim experience, and the effects of litigation on future loss costs.

    Our pre-1991 discontinued operations claims are attributable to construction defect claims associated with commercial package policies sold to general contractors, developers, and artisan contractors underwritten from 1986 to 1993. Other insurance companies writing these same lines of business have also been negatively affected by the unfavorable increase in claims frequency and severity that occurred as a result of changes in the economic and legal environment during this time. At December 31, 1998 virtually all of direct reserves for discontinued operations were attributable to construction defect claims.

    The frequency of newly reported construction defect claims increased significantly after July 1995. The increase in new construction defect claims was attributable to the California Supreme Court decision in MONTROSE CHEMICAL CORPORATION V. ADMIRAL INSURANCE COMPANY ("Montrose") in July 1995. The Montrose decision broadened the definition of "loss occurrence" to include the entire period beginning with the construction date and ending with the date of judgment associated with defective construction. Since July 1995 we have received notices of claims on allegedly defective construction projects where the manifestation of the loss, the immediate cause of the loss, and the first report of the loss, all fall outside of our policy terms. Regardless, under the California Supreme Court's ruling, we are compelled to defend the "insured" and contribute to loss settlements.

    We cannot predict the volume of future Montrose-related claims, the cost of handling the claims, or the ultimate severity of loss associated with such claims, but believe our current reserves are adequate to cover this increase in claims activity, depending on the length of time the recent reporting trends continue. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur.

REINSURANCE

    Superior National uses reinsurance to reduce its liability on individual claims, individual policies, and aggregate catastrophic losses, consistent with standard insurance industry practice. The availability and cost of reinsurance are subject to market and regulatory conditions and may affect our profitability. The effectiveness of our reinsurance program depends on the security of the reinsurers, the coverage provided by the reinsurers and the price for which the reinsurers are willing to sell their product. We monitor our reinsurers' financial condition carefully, and recoverable losses are pursued aggressively. Reinsurance makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded, but it generally does not legally discharge an insurer of its primary liability for the full amount of the policy liability. If a reinsurer fails to meet its obligations under a reinsurance agreement, the ceding company is required to pay the loss. Occasionally, we are involved in disputes with our reinsurers, which, if not settled, may be resolved in arbitration or formal legal action. At December 31, 1998, there were no reinsurance disputes related to the workers' compensation operations.

    REINSURANCE IN FORCE. We maintain a variety of quota share and excess of loss reinsurance contracts with various reinsurers. As of December 31, 1998, American Re-Insurance Company ("Am Re"), United States Life Insurance Company ("US Life"), and General Reinsurance Corporation ("Gen Re") accounted for 34.9%, 30.7% and 12.1%, respectively, of our reinsurance recoverables. These total amounts recoverable by all of SNIG's insurance subsidiaries from all reinsurers on paid and unpaid claim and claim adjustment expenses were the only reinsurers that accounted for more than 10% of such amounts. Descriptions of these reinsurance arrangements are provided below.

    Effective January 1, 1994, SNIC entered into the "ZRNA Quota-Share." Under the ZRNA Quota-Share, ZRNA may provide SNIC and SPCC with an Assumption of Liability Endorsement facility ("ALE"), or, effective January 1, 1997, SNIC and SPCC may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of Zurich (the "ZCIC Underwriting Agreement"). The ceding rate under the contract was 20% for 1994, and we and ZRNA agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior National received ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA under the 1994-1997 contracts. The purpose of the ceding commission is to cover SNIC's and SPCC's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

    Effective January 1, 1997, the terms of the ZRNA Quota-Share were amended to increase ZRNA's participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA no longer received a separate fee for policies written on ALEs, but received an additional 2% of premiums written on ZCIC Underwriting Agreement policies only.

    Effective January 1, 1998, the terms of the ZRNA Quota-Share again were amended to increase the ceding commission to 27.5% for non-ZCIC policies and on ALE premium. The ceding commission on ZCIC policies remained at 20%. Further, the additional 2% of premium paid to ZCIC for its underwriting was eliminated.

    Effective June 30, 1998, SNIC entered into an agreement with ZRNA to settle and commute all obligations and liabilities known and unknown associated with the ZRNA Quota-Share and its related ALE facility for the contract years incepting January 1, 1994 through 1997. ZRNA paid SNIC $5.6 million and SNIC reassumed from ZRNA all of its workers' compensation claim and allocated claim adjustment expense reserves previously ceded to ZRNA for contract years 1994 through 1997.

    Effective July 1, 1998, SNIC and SPCC entered into an Aggregate Excess of Loss Agreement with ZRNA. SNIC and SPCC will cede to ZRNA $11.0 million of claim and allocated claim adjustment expenses for each twelve-month period ending June 30, 1999 through June 30, 2001 to the extent SNIC's and SPCC's claim and allocated claim adjustment expenses exceed 105% of earned premium during the twelve-month period. SNIC and SPCC paid ZRNA cash and securities with a fair market value of $15.6 million during 1998, and will pay ZRNA eight installments of $1.4 million at the beginning of each quarter beginning January 1, 1999. This agreement is accounted for as a deposit due to the absence of certain risk transfer factors under the terms of the agreement. SNIC and SPCC receive an interest credit from ZRNA on the premium paid, and will receive the balance of a notional experience account from ZRNA when the contract is commuted. The balance of the deposit at December 31, 1998 was $16.1 million.

    Effective December 10, 1998, CalComp entered into a 100% Quota Share Reinsurance Agreement with Centre Insurance Company ("CIC") (formerly Business Insurance Company) under which CIC will provide our insurance subsidiaries with a "fronting" facility. A fronting facility is a reinsurance agreement through which CalComp assumes from CIC, for a fee of 2.5% of written premium, all of the premium and claims and underwriting expenses associated with insurance policies written on CIC policies. Superior National will underwrite and price the fronted policies, bear the expense of settling all of the claims incurred on the policies, and be responsible for all of the underwriting expenses associated with the policies. Superior National receives several benefits from the fronting arrangement with CIC. Policyholders evaluate the creditworthiness of their insurance policy based on the rating of the company issuing the policy. In this case, CIC should ultimately have a rating similar to that of Zurich, which will be a higher rating than Superior National's "B++" rating from A.M. Best. In addition, Superior National will be able to use CIC's extensive rate and form filings throughout the United States. It would be extremely time consuming and expensive for Superior National to refile all of CIC's rates and forms. The total amount of premium that Superior National can underwrite through CIC is currently limited to $50.0 million of annual gross written premium.

    Effective February 1, 1998, SNIC and SPCC entered into a Quota-Share Agreement with All American Life Insurance Company, rated "A+" by A.M. Best. Under this agreement, SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies that incepted during the agreement and have $100,000 or more of estimated annual premium. SNIC and SPCC initially received a 35.0% ceding commission on premiums ceded under this contract from February 1 to April 30, 1998, and 34.5% from May 1, 1998 to January 31, 1999. This agreement expired January 31, 1999.

    Effective May 1, 1998, a new Quota-Share Agreement was entered into with United States Life Insurance Company ("US Life"), a company rated "A+" by A.M. Best. Under this agreement SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. After January 31, 1999, SNIC and SPCC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and allocated claim adjustment expenses associated with policies having at least an estimated annual premium of $25,000. Under the same agreement, CalComp, BICO, CCIC, and CBIC ceded 100% of premiums and claim and allocated claim adjustment expenses associated with policies incepting through December 31, 1998 having at least an estimated annual premium of $25,000. After December 31, 1998, CalComp, CCIC, and CBIC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 2000 having at least an estimated annual premium of $25,000. For policies incepting during 2001, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 80.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first three contract years, the maximum 80.0% cession will be reduced by five percentage points, but to a number not less than 40.0% unless US Life elects to select a lower number. For policies incepting during 2002, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 73.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first four contract years, the maximum 73.0% cession will be reduced by five percentage points, but to a number not less than 30.0% unless US Life elects to select a lower number. US Life may elect to irrevocably terminate the agreement at either January 1, 2001 or 2002.

    If US Life does not elect to irrevocably terminate the agreement at either January 1, 2001 or 2002, it may, at its sole option, prior to December 1, 2002, elect to extend the agreement to policies incepting during both of the years 2003 and 2004. If the cumulative claim and allocated claim adjustment expense ratio is greater than or equal to 66.5%, US Life may select a ceding percentage of 0.0% to 50.0% for both years. If the cumulative claim and allocated claim adjustment expense ratio is less than 66.5%, US Life may select a ceding percentage of 0.0% to 25.0% for both years.

    All of the Superior National companies receive a 33.5% ceding commission on premiums ceded under the US Life contract for policies incepting during 1998 and 1999. For policies incepting during 2000 to 2004, the ceding commission will be 33.5% less the difference in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a minimum ceding commission of 31.0%. If the cumulative claim and allocated claim adjustment expense ratio is 66.5% or less, the ceding commission will be 33.5% plus the difference in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a maximum ceding commission of 36.0%. In addition to the ceding commissions described above, US Life may pay Superior National a contingent commission. The contingent commission is equal to 25.0% of any net positive balance taking the earned premiums ceded to US Life minus ceding commissions paid to Superior National, an expense provision of 17.5% of earned premiums ceded, and claim and ceded allocated claim adjustment expense. The February 1 and May 1, 1998 Quota-Share Agreements will be collectively referred to as the "Quota-Share Arrangement."

    Superior National purchases specific excess of loss reinsurance to cover single catastrophic claims from $500,000 to $500.0 million. We purchase reinsurance up to such high levels principally to reduce our liability to workplace injuries that might occur if an earthquake strikes a heavily populated area in California during working hours. Effective May 1, 1998, Superior National and BIG entered into a specific excess of loss reinsurance contract with US Life under which US Life reinsured $4,500,000 in excess of $500,000 of any specific claim incurred. US Life was subsequently replaced by Trustmark Life Insurance Company ("Trustmark") as the reinsurer on this contract from the inception of the contract. A variety of property and casualty and life insurance companies reinsure our specific excess of loss claims on a per-person and per-occurrence basis in excess of $5.0 million up to $500.0 million per occurrence.

    LOSS RESERVES GUARANTEE. As part of our acquisition of BIG, FHC obtained at its expense a guarantee on BIG's claim and allocated claim adjustment expense reserves (the "Loss Reserves Guarantee"). The form of the guarantee was two reinsurance contracts covering $175.0 million in excess of BIG's estimated claim and allocated claim adjustment expense reserves at December 10, 1998, plus 50.0% of $75.0 million in excess of the sum of BIG's reserves plus $175.0 million. BIG's estimated reserves at December 10, 1998, as defined under the contracts, was $495.0 million plus 75.7% of 1998 net earned premium excluding premium ceded under the Quota-Share Arrangement, and less claim and allocated claim adjustment expenses paid by BIG through December 10, 1998. The $175.0 million reinsurance contract was entered into with InterOcean Reinsurance Ltd., with a 100.0% retrocession of liability to Am Re. The $75.0 million reinsurance contract for which Superior National has a 50.0% share was entered into with Insurance Corporation of Hanover (26.7%), Scandinavian Re (20.0%), and Odyssey Re (3.33%). FHC bore all of the costs of the above-cited reinsurance contracts. The terms of the $175.0 million reinsurance contact were negotiated by officers of FHC, and the $75.0 million contract was negotiated by Superior National's reinsurance broker.

    We have accounted for the two reinsurance contracts described above in accordance with Topic D-54 of the Emerging Issues Task Force of the Financial Accounting Standards Board, ACCOUNTING BY THE PURCHASER FOR A SELLER'S GUARANTEE OF THE ADEQUACY OF LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES OF AN INSURANCE ENTERPRISE ACQUIRED IN A PURCHASE BUSINESS COMBINATION ("EITF D-54"). Under EITF D-54, claim and allocated claims adjustment expenses, and the related effects of the guarantee, are separately disclosed in the consolidated statements of operations, balance sheets, and notes to the consolidated financial statements, including the reconciliation of claims reserves, in loss ratio information, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    At December 31, 1998, based on the recommendations of our independent consulting actuary, we recorded direct and ceded claim and claim adjustment expenses, gross claim and claim adjustment expense reserves, and a reinsurance recoverable, of $175.0 million, all associated with the reserve guarantee contracts. See "--Claim and Claim Adjustment Expense Reserves."

    TERMINATED REINSURANCE. Superior National has many reinsurance contracts that do not provide current or prospective coverage but do continue to provide coverage on previously written policies or claims. Set forth below are descriptions of significant reinsurance contracts that are no longer in force, but continue to provide coverage.

    Effective June 30, 1997, SNIC entered into a contract with ZRNA under which ZRNA assumed $10.0 million of reserves associated with claims open for future medical payments from SNIC in consideration of $1.0 million in cash and the assignment of SNIC's rights of contribution and subrogation recoveries during the term of the contract. In 1997, the contract was accounted for as a deposit and no gain would be recognized until net cash payments from ZRNA were greater than SNIC's $1.0 million premium. Effective December 31, 1998, the contract was commuted and ZRNA paid SNIC $250,000 to commute and settle all obligations and liabilities associated with this contract.

    Prior to its acquisition, BIG entered into a treaty with Gen Re providing for an aggregate unsecured recoverable for losses, paid and unpaid, including incurred but not reported loss adjustment expense, and unearned premiums in excess of 3% of BIG's surplus at December 31, 1996, of $122.2 million, and at December 31, 1997, of $194.5 million.

    Prior to its acquisition, BIG bought specific excess of loss reinsurance on workers' compensation policies, providing coverage in excess of $1,000,000 per occurrence for accident years 1996 through 1998, in excess of $500,000 per occurrence for accident years 1994 and 1995, in excess of $350,000 per occurrence for accident years 1992 and 1993, and in excess of $250,000 per occurrence for accident years 1989 through 1991. The agreements provide coverage up to a maximum of $200 million per occurrence, including BIG's retention. BIG's specific excess of loss contracts were terminated effective December 31, 1998 and replaced with the specific excess of loss contract with Trustmark described above.

    Prior to its acquisition, BIG also purchased quota share reinsurance under which the reinsurer assumed a proportional amount of net premiums earned and related losses. Effective July 1, 1996, BIG entered into a 30% quota-share treaty to cede a proportional amount of net premiums earned and related loss and loss adjustment expenses incurred. The 30% ceding rate was applicable from July 1, 1996 to December 31, 1996. Effective January 1, 1997, the quota-share reinsurance ceding rate was reduced to 7.5% through June 30, 1997. The quota-share treaty contains a provisional ceding commission, which adjusts based on actual reported loss experience on the subject business. BIG stopped ceding under this quota-share treaty effective July 1, 1997.

    Prior to its acquisition, BIG entered into an aggregate excess of loss reinsurance agreement (the "First Aggregate Treaty") with Gen Re effective January 1, 1997. Under the terms of the First Aggregate Treaty, $32.0 million of premiums were ceded to Gen Re and $37.3 million of losses and allocated loss adjustment expenses were ceded to Gen Re. Effective July 1, 1997 a second six-month Aggregate Treaty was entered into with Gen Re (the "Second Aggregate Treaty"). Under the terms of the Second Aggregate Treaty, $61.5 million of premiums were ceded to Gen Re and $75.0 million of losses and allocated loss adjustment expenses were ceded to Gen Re. The First and the Second Aggregate Treaties were commuted effective December 9, 1998.

    RECENT REINSURANCE ISSUES. In late February 1999 a wave of publicity swept the insurance industry surrounding workers' compensation reinsurance contracts sold mainly to life reinsurance companies through an organization called Unicover Managers, Inc. ("Unicover"). Superior National did not purchase reinsurance through Unicover, and did not enter-into reinsurance agreements of the type sold through Unicover's underwriting management organization commonly known as "buy downs." A chronology and explanation of what we believe to be the events surrounding these issues follow.

    On February 24, 1999, Koelnische Rueckversicherungs-Gesellschaft AG ("Cologne Re") announced that it would set aside $275.0 million to cover potential losses incurred by a subsidiary, Cologne Life Reinsurance Company ("Cologne"), reinsuring workers' compensation business in the United States. Cologne Re is a Connecticut domiciled life insurance company that is 82% owned by Gen Re, one of the largest reinsurers in the United States and a wholly-owned subsidiary of Berkshire-Hathaway. Cologne apparently incurred the losses as a result of its participation in a reinsurance "pool" managed by Unicover. In addition, Cologne apparently assumed a portion of the reinsurance pool placed with other reinsurance companies known as "retrocessionaires". A wave of publicity surrounding the Cologne loss ensued after the announcement, followed by speculation in the press and on the part of certain insurance industry analysts that losses on workers' compensation reinsurance placed by Unicover could potentially amount to billions of dollars.

    Concurrently with the announcement of the Cologne losses, the press and certain insurance industry analysts discovered and publicized a lawsuit filed by various subsidiaries of American International Group, Inc. ("AIG") against Unicover and ReliaStar Life Insurance Company ("ReliaStar"). ReliaStar was one of the participants in the Unicover "pool" described above. AIG asserted in its lawsuit that it had a valid, albeit unsigned, contract with ReliaStar. AIG apparently believed that ReliaStar had granted authority to Unicover under which ReliaStar would provide two specific excess of loss reinsurance to AIG in the amounts of $482,500 in excess of $17,500 for California business and $358,250 in excess of $41,750 for non-California business. On February 12, 1999, ReliaStar informed AIG that it was refusing to sign the above-cited reinsurance agreements with AIG, which led to AIG's lawsuit to enforce what it viewed as valid reinsurance agreements. On March 3, 1999, AIG's request for a preliminary injunction was rejected in court. ReliaStar's reluctance to reinsure AIG, and AIG's public and confrontational response, further focused attention on Unicover's activities.

    On February 25, 1999, the Connecticut Insurance Commissioner issued a bulletin addressing "carve-out" reinsurance underwritten by life insurance companies. The term "carve-out" refers to the life, health, and disability components of workers' compensation policies that are reinsured by life insurance companies. The reinsurance contracts that life insurance companies enter into with workers' compensation insurance companies do not include, or "carve-out" from, the risks insured on the underlying insurance policy the employers' liability and certain other exposures that life insurance companies are not allowed to underwrite. The Connecticut Insurance Commissioner stated that life insurance companies domiciled in Connecticut are not, and never have been, statutorily allowed to reinsure any component of workers' compensation insurance. The bulletin also appeared to terminate the ability of Connecticut-domiciled life insurance companies to accept additional exposures after February 25, 1999 on existing reinsurance contracts. On March 17, 1999, the Connecticut Insurance Commissioner modified the February 25, 1999 bulletin clarifying that Connecticut life reinsurance companies were expected to "...make a good faith effort to terminate existing contracts, unless they are legally obligated to honor commitments under an agreement that incepted prior to February 26, 1999."

    The Connecticut bulletins appear to have been a direct response to the losses incurred by Cologne from Unicover reinsurance contracts, which appeared to render Cologne insolvent on a stand-alone basis. The Connecticut Insurance Commissioner focused on Unicover's reinsurance program as a problem pertaining to all "carve-out" reinsurance underwritten by life insurance companies. The Connecticut Insurance Commissioner also appeared to believe that life reinsurance of workers' compensation risks was of recent origin. In fact, life insurance companies have reinsured the "high excess" layers of workers' compensation risks (for example, specific excess of loss cessions in excess of $500,000 per occurrence) through "carve-out" reinsurance contracts for at least a decade. Based on our own experience, we believe that these contracts have historically been profitable for life reinsurers. The reinsurance contracts sold by Unicover can be distinguished from historic "carve-out" reinsurance by the very low specific excess of loss limits exemplified in the disputed AIG-ReliaStar contracts cited above. Unicover reinsurance contracts are described as "buy-down" reinsurance contracts, so-called because the ceding company "buys-down" its limit of liability to levels that are very low by historical workers' compensation reinsurance standards. "Buy-downs" are not inherently unprofitable reinsurance contracts to the extent that an adequate reinsurance premium is ceded to the reinsurer assuming such low levels of losses.

    On March 29, 1999, a London based reinsurance company affiliate of Fairfax Financial Holdings Limited ("Fairfax"), a Canadian financial services company, filed suit in New York alleging RICO violations and fraud by a number of underwriting managers and reinsurance intermediaries with respect to the placement of workers' compensation reinsurance at its affiliate. One of the underwriting managers named in the lawsuit was WEB Management LLC ("WEB"), through which Superior National placed its Quota Share Arrangement with US Life and its $4.5 million excess of $500,000 per-risk excess of loss reinsurance contract with Trustmark. Superior National is not aware that any cessions of its business to either US Life or Trustmark were thereafter ceded to Fairfax. Superior National has been informed, however, that an immaterial part of an excess of loss reinsurance program that is no longer in force was ceded to Fairfax under a third party reinsurance contract having nothing to do with Superior National or WEB, and that Fairfax has rescinded the contract. The recision should have no effect on Superior National's business or operations.

    On April 1, 1999, the DOI announced that it would hold a public hearing in May of 1999 to investigate the extent of potential losses arising out of reinsurance programs sold by certain underwriting managers. The hearings will also investigate the degree to which California companies may be involved in the events described above. The DOI also announced that it may promote legislation to address issues surrounding the reinsurance of workers' compensation by life insurance companies. Several other state insurance departments also publicly expressed their concerns regarding losses arising out of the Unicover pool and the reinsurance of workers' compensation companies by life insurance companies.

    The combination of the Connecticut bulletins, the AIG-ReliaStar dispute, the publicity surrounding Cologne's losses, and the Fairfax lawsuit, may have heightened the concern of regulators, including the DOI, and our reinsurers with respect to our reinsurance contracts. The regulators may be concerned about the statutory permissibility of our contracts with, and the solvency of, our life reinsurers. Our reinsurers may be concerned about the underlying profitability of the business we are ceding to them. Superior National relies heavily on reinsurance in its operations, and we are concerned that actions by regulators or our reinsurers to address the issues described above may adversely impact our operations in ways we cannot predict.

    Regardless, while we are legitimately and sensibly concerned about the possibility of an adverse reaction by regulators and reinsurers to the issues surrounding the Unicover issues, we do not believe that Superior National is exposed to significant risk of adverse actions by regulators or reinsurers. The California Insurance Code specifically permits life insurance companies to reinsure the health and disability portion of workers' compensation risks, and no state insurance commissioner other than the Connecticut Insurance Commissioner has questioned "carve-out" reinsurance contracts since the events described above. Superior National's principal life reinsurance contract with US Life, a New York domiciled company, is subject to interpretation under California law. The quota share or high-excess-of-loss structure of our life reinsurance contracts is completely distinguishable from the low limit ("buy-down") structure of contracts sold through Unicover. We have not received any regulatory inquiries regarding our reinsurance contracts with life reinsurance companies, nor have we received any communications from reinsurers regarding the statutory or legal validity of our reinsurance contracts.

INVESTMENTS

    The amount and types of investments that may be made by us are regulated under the California and New York Insurance Codes and the rules and regulations promulgated thereby. Our investments are primarily managed externally, based upon guidelines and strategies approved by management. As of December 31, 1998, our consolidated portfolio consisted mostly of fixed-income securities. The bond portfolio is heavily weighted toward short to intermediate term, investment-grade securities rated "A" or better, with approximately 92.7% rated "AA" or better.

    Funds withheld assets having the same carrying and market values of $123.9 million, at December 31, 1998, were withheld from US Life as collateral under the Quota-Share Arrangement. These investments are reported separately on our financial statements as investments withheld from reinsurer. All investment income and market value risk associated with these assets are assumed by US Life. Interest expense of $0.7 million was paid to US Life during 1998.

    The table below contains information concerning the composition of our investment portfolio at December 31, 1998:

                                                                         CARRYING
                                                                          AMOUNT      MARKET
TYPE OF INVESTMENT                                                         (1)        VALUE
----------------------------------------------------------------------  ----------  ----------
                                                                            (IN THOUSANDS)
Fixed maturities (2)
U.S. government and agencies..........................................  $  431,401  $  431,401
AA/Aa rated...........................................................      70,495      70,495
A rated...............................................................      39,782      39,782
                                                                        ----------  ----------
  Total fixed maturities..............................................     541,678     541,678
Cash and cash equivalents, short-term investments, and other
  investments.........................................................     324,179     324,179
Common stocks.........................................................       1,544       1,544
                                                                        ----------  ----------
  Total...............................................................  $  867,401  $  867,401
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(1) Carrying amount is the amortized cost for short-term investments. Market value is used for fixed maturities and common stocks.

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

    The table below reflects investments (including investments withheld from reinsurer) and interest earned thereon and average annual yield on investments for each year in the five-year period ended December 31, 1998.

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                       1998        1997        1996        1995        1994
                                                    ----------  ----------  ----------  ----------  ----------

                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Total investments at end of period................  $  674,478  $  213,374  $  115,017  $  163,951  $  174,345
Net investment income before taxes................  $   16,236  $   12,674  $    7,769  $    9,784  $    9,049
Average annual yield on ending investment
  portfolio (before taxes)........................         6.2%(1)        5.9%        6.7%        5.9%        5.2%

------------------------

(1) The average annual yield of 6.2% on ending investment portfolio is calculated based on total investments of $227.5 million and net investment income of $14.2 million, which excludes activities relating to BIG. Total investments, including investments withheld from reinsurer, of $447.0 million were acquired as a result of the BIG acquisition on December 10, 1998. Net investment income of $2.0 million is related to the investment portfolio acquired from BIG. In order to accurately present our average annual yield on ending investment portfolio, we have excluded BIG investments and the related net investment income from our calculation.

    In monitoring our asset and liabilities match, we attempt to keep the investment duration at the mid-point of the payout pattern. As of December 31, 1998, the investments under our management (i.e., excluding investments withheld from reinsurer) have a modified duration of 3.72 years.

    The table below sets forth the maturity profile of our bond portfolio at market value as of December 31, 1998:

                                                                      BONDS RATED(1)
                                                        ------------------------------------------
                                                         AAA/AAA     AA/AA        A        TOTAL
                                                        ---------  ---------  ---------  ---------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
1 year or less........................................  $   7,304         --     12,393  $  19,697
More than 1 year, through 3 years.....................     88,684     32,375      2,688    123,747
More than 3 years, through 5 years....................     42,506      6,130      7,621     56,257
More than 5 years, through 10 years...................     69,282      2,417      4,258     75,957
More than 10 years, through 15 years..................     97,225      8,599      6,307    112,131
More than 15 years....................................    126,400     20,974      6,515    153,889
                                                        ---------  ---------  ---------  ---------
Total.................................................  $ 431,401  $  70,495  $  39,782  $ 541,678
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

------------------------

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

    Immediately prior to the purchase of BIG, we caused BIG to liquidate the investment portfolio of CalComp, one of the BIG insurance subsidiaries. The bulk of the investable assets obtained as a result of the purchase of BIG has been invested in accordance with our existing investment policies. We also have purchased a $25.0 million Federal National Mortgage Association Security with a market value of $48.8 million maturing in 2013 and an $8.1 million U.S. Treasury Bond with a market value of $13.4 million maturing in 2015. These securities have a higher investment grade rating, and generally a higher yield coupon than the rest of our portfolio and have approximately a nine-year duration.

INFORMATION SERVICES

    We emphasize the development of personal computer based information and processing systems for use in all areas of our business and to that end strive to maintain a creative, flexible, and dynamic data processing capability that
(1) enhances the effectiveness of our employees' underwriting, policy administration, and claims activities, (2) provides detailed, real-time, and near real-time information to management for control and administration purposes, and (3) provides marketing benefits through improved customer service. We believe that these systems give us a significant competitive advantage over competitors that lack such systems. We have expensed 3.3%, 3.7%, and 4.1% of direct written premium in 1998, 1997, 1996, respectively, for developing and upgrading these systems.

    DATA WAREHOUSE DECISION SUPPORT SYSTEM. In 1993 we developed SWAMI-Registered Trademark-, a proprietary "data warehouse decision support" system. Beginning with the installation of SWAMI-Registered Trademark-, we adjusted our monitor and feedback cycle to no less frequently than weekly, and, in many respects, to a daily basis. This monitoring and feedback system is necessary due to the information intensive nature of the insurance business because lack of information represents a major aspect of underwriting risk. Accordingly, SWAMI-Registered Trademark- was developed to provide quality, detailed, real-time, and near real-time information to management as needed to reduce the risk represented by lack of information. The
SWAMI-Registered Trademark- system has been constantly enhanced since its implementation. We do not expect SWAMI-Registered Trademark- system to provide significant data pertaining to BIG's operations until mid-1999.

    UNDERWRITING. Our underwriting system is a fully integrated, computerized, rating, quoting, and policy issuance system for use both internally and remotely from producers' offices. The system contains edit and blocking features that prohibit underwriters from issuing policies associated with business that is deemed inappropriate or undesirable by management, or that may be inappropriately priced. Detailed information for each producer can be instantaneously reviewed on an accident year, policy year, or calendar year basis. The system provides analytical information as to producers, underwriters, or branch operations, which management uses to take corrective action with respect to unprofitable producers or ineffective staff. The system permits us to evaluate commissions, in force business, collections activity, and product pricing in detail, utilizing information that is no more than 24 hours old.

    POLICY ADMINISTRATION. Our policy administration, including premium collection and audit activities, is fully automated. In addition to traditional "agency" billing services, our collections capabilities also include direct bill, automatic withdrawals from policyholders' bank accounts, and credit card billings, which, management believes, dramatically improve credit experience and policy persistency.

    CLAIMS ADMINISTRATION. The core of the claims system is a proprietary document imaging system that, combined with sophisticated workflow protocols, improves the productivity of our claims administration.

    We have comprehensive physical and virtual safeguards for our information and processing systems. Disaster recovery programs and back-up procedures include nightly back-up storage of all transactions and changes to the system's database. At the end of each business day, we transfer this information to tapes that are stored off site. We maintain back-up systems in the branch offices to use if the main system fails. Computer access is restricted by use of codes and passwords.

    We do not believe that we will incur any material expenditures or liabilities as a result of the "Year 2000" problem in computer software and hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Strategy."

    We are developing a strategy to integrate BIG's insurance subsidiaries' policy and claims functions into our system over time. The integration of policy functions is the first step, and this has already occurred on new or renewal policies that have been issued after the purchase of BIG. The claims functions of SNIC and SPCC will be separate from BIG's insurance subsidiaries in the near future.

COMPETITION

    Superior National conducts most of its business in California. California is the country's largest workers' compensation insurance market. Competitive pressures in the California workers' compensation market increased with the implementation of open rating in January 1995. As a result, total direct written premium for the California market decreased from $9.0 billion in 1993 to $5.2 billion in 1997. More recently, certain fundamentals of the workers' compensation market in California have improved.

    The workers' compensation insurance industry in California is extremely competitive. Many of Superior National's competitors have been in business longer, have a larger volume of business, offer more diversified types of insurance coverage, have greater financial resources, and have greater distribution capabilities than Superior National. Some of our competitors have acquired reinsurance contracts on terms that appear extremely favorable, and are utilizing that reinsurance to support prices that we will not match. The companies who use reinsurance in this fashion include Fremont General Corporation, American International Group, Inc., American Financial Corporation, Clarendon Insurance Group, and Mutual Risk Management Ltd., all of whom have greater capital resources than do we.

    The California workers' compensation market is commodity-oriented, highly fragmented, and reflective of intense price competition. Nevertheless, because each risk is unique in terms of insurance exposure, different insurers can develop widely divergent estimates of prospective losses. Most insurers attempt to segment classes within markets so that they target the more profitable sub-classes with lower, although adequate, rates given the estimated profitability of the segment. In some cases, no statistics are available for the sub-classes involved, and the insurer implements discounted rate structures based solely on theoretical judgment. Finally, different insurers have widely divergent internal expense positions, due to distribution methods, economies of scale, and efficiency of operations. Therefore, although workers' compensation insurance is a commodity, the price of insurance does not necessarily reflect commodity pricing. Superior National's existing and prospective customer bases are vulnerable to competition, especially from larger insurers that at any time are capable of penetrating Superior National's markets with products priced at levels substantially below Superior National's.

    Competition in the NCCI states is also intense and waged by companies that have advantages over Superior National. Those advantages include the factors described for the competitive situation in California. Further, the manner in which some states regulate rates puts us at a competitive disadvantage. In some states our rate filings are several years old, and do not reflect current market conditions. Some states are refusing to allow us to modify our rate filings, thus putting us at a disadvantage relative to our competition.

    The competitive situation in NCCI states has also been adversely affected by regulatory problems experienced by BICO based on its statutory results for 1997, and our inability since 1997 to offer our policyholders a product written by a company with an A.M. Best rating of at least "A-." The NCCI market is more sensitive to an insurers' rating than is the California market.

RATINGS

    Superior National is currently rated "BBB" by S&P, a claims paying rating it has held since 1995. Insurance companies rated "BBB" are considered by S&P to offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. A.M. Best has currently assigned a "B++" (Very Good) rating to all Superior National insurance companies. A.M. Best's ratings are based upon an evaluation of a company's (1) financial strength (leverage/ capitalization, capital structure/holding company, quality, appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, and liquidity); (2) operating performance (profitability, revenue composition, and management experience and objectives); and (3) market profile (market risk, competitive market position, spread of risk, and event risk). A "B++" rating is assigned to companies that have on balance, in A.M. Best's opinion, very good financial strength, operating performance, and market profile when compared to the standards established by A.M. Best, and have a good ability to meet their ongoing obligations to policyholders. "B++" is A.M. Best's fifth highest rating classification out of 15 ratings. A.M. Best's and S&P's ratings represent independent opinions of a company's financial strength and ability to meet its obligations to policyholders and are not based upon factors concerning investors. There is no direct relationship between an insurance rating established by A.M. Best or S&P and the investment ratings issued by the several securities rating firms, including S&P and Moody's. Investment ratings generally pertain to individual securities, although the firms who issue ratings associated with specific investments also issue insurance ratings that duplicate in some respects the activities of A.M. Best. Insurance ratings are subject to change and are not recommendations to buy, sell, or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. Our A.M. Best rating is lower than that of many of our competitors. There can be no assurance that such ratings or future changes therein will not affect our competitive position.

    We currently have a reinsurance contract with ZCIC called a "fronting arrangement" that allows Superior National to offer its policyholders insurance policies written by ZCIC, which has an A.M. Best rating of "A". ZCIC then reinsures the business to Superior National, which assumes the economic risk of the ZCIC insurance policy. As part of our sale of Centre Insurance Company ("CIC", formerly BICO) to an affiliate of Zurich, we will also have the ability to offer our policyholders a fronting arrangement with policies issued by CIC as well as those issued by ZCIC. The total amount of premium that Superior National can underwrite through CIC is currently limited to $50.00 million of annual gross written premium.

REGULATION

    SNIG and its insurance subsidiaries are subject to extensive governmental regulation and supervision. Regulations relate to such matters as the filing of premium rates and policy forms, adequacy of reserves, types and quality of investments, minimum capital and surplus requirements, deposits of securities for the protection of policyholders, statutory financial reporting, and restrictions on stockholder dividends. Superior National and its insurance subsidiaries are also subject to periodic examination by the California and New York Departments of Insurance. In addition, assessments are made against Superior National and other California insurers to cover liabilities to policyholders of insolvent insurance companies. The regulation and supervision of insurance companies by state agencies is designed only for the benefit of policyholders, not stockholders. SNIG believes that it and its subsidiaries are in material compliance with state regulatory requirements that are relevant to their respective businesses.

    The DOI's Triennial Examination of SNIC, which covered the three years ended December 31, 1994, was completed in 1996 and indicated no material issues or actions needed to be taken by SNIC in either its operations or financial statements. SPCC's Triennial Examination, which covered the three years ended December 31, 1994, was completed in 1996 and resulted in an additional $18.5 million of claim and claim adjustment expense reserves being recorded as of December 31, 1996, and other significant adjustments totaling $4.1 million. An additional $12.0 million in claim and claim adjustment expense was recorded by SPCC in the first quarter of 1997. These events preceded our acquisition of SPCC on April 11, 1997. CalComp's Triennial Examination, which covered the five years ended December 31, 1995, was completed in 1997. As of December 31, 1995, CalComp reported policyholders' surplus of $151.6 million. Based on the Triennial Examination, the DOI reported CalComp's statutory surplus at $103.7 million, a difference of $47.9 million from the surplus reported by CalComp. The entire difference between CalComp's reported surplus and the surplus balance determined by the DOI examination was included and accounted for in

CalComp's statutory financial statements for the year ended December 31, 1996. Of the $47.9 million difference, $10.0 million was due to the non-admission of a promissory note due CalComp from FHC, $27.2 million was due to an increase to CalComp's claim and claim adjustment expenses, including $6.8 million related to the statutory excess liability, and $10.7 million was due to other miscellaneous adjustments. During 1996, CalComp made the necessary adjustments to its internal control structures and its policies and procedures to address the issues raised by the DOI in connection with the Triennial Examination. A Triennial Examination of CBIC as of December 31, 1995 was also completed by the DOI. The DOI made no surplus adjustments to CBIC's reported statutory policyholder surplus balance of $7.4 million at December 31, 1995. A Triennial Examination of CCIC as of December 31, 1996 was completed by the DOI. The DOI made no surplus adjustments to CCIC's reported statutory policyholder surplus balance of $7.5 million at December 31, 1996.

    The California Insurance Code requires the DOI to approve any proposed change of control of Superior National. For such purposes, "control" is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing more than 10% of the voting securities of the Company.

    The California Insurance Code also limits the amount of dividends or distributions an insurance subsidiary may pay without DOI approval or non-disapproval in any 12-month period to the extent it exceeds the greater of
(a) net income from operations for the preceding year or (b) 10% of statutory policyholders' surplus as of the preceding December 31st. Payments of greater amounts require the approval of the DOI. The maximum dividends permitted under the California Insurance Code are not necessarily indicative of an insurer's actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, that could affect an insurer's competitive position, the amount of premiums that can be written, and the ability to pay future dividends. Further, the California Insurance Code requires that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Moreover, dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. New York, the domicile state of CCIC, also limits the amount of dividends that may be paid by an insurance subsidiary.

    In 1989, 1991, 1993, and 1995, various workers' compensation reform laws that were passed into law by the California legislature materially impacted our rates, claims experience, financial condition, and results of operations.

    Under the last important measure, adopted in 1993 and declared effective as of January 1995, California's minimum rate law was replaced by an open rating system. Under this new rating system, individual insurance companies file rates and rules not less than 30 days prior to their effective date, and such rates and rules can only be disapproved by the DOI after a hearing and only on the basis of solvency, market share, or improper filing. Superior National cannot predict the ultimate effect of open rating on its workers' compensation business, but during the first three years of open rating, the intense price competition that ensued led to lower average premiums per policy. Rates stabilized in 1996 and appeared to increase slightly during 1997 and 1998. Superior National believes the rates it has filed with the DOI are adequate, but it is unable to predict the degree to which such rates are competitive in the marketplace.

    In 1996, the California legislature implemented a set of workers' compensation reforms, referred to as Assembly Bill 1913 ("AB 1913"), and the DOI issued its guidelines with respect to their interpretation. AB 1913 causes, among other things, the experience modification factor of a current workers' compensation policy and the immediately preceding two policies regardless of carrier to be subject to revision if a single claim used in a modification closes on or after January 1, 1995, for a value of 60% or less of its highest earlier reported value, if the highest reported incurred value was $10,000 or more. AB 1913 was amended effective January 1, 1998 by Senate bill 1217 ("SB 1217"). Under the new guidelines of SB 1217, if the aggregate amount of incurred claims (as opposed to a single claim) changes by the threshold amount, then the WCIRB will calculate a new experience modification factor. Such a change in the experience modification factor will require the current workers' compensation carrier to return a portion of a policyholder's premium for the current and preceding two policies' periods without regard to whether the current workers' compensation insurance carrier was the insured's previous carrier. The WCIRB estimates the ultimate cost to California workers' compensation underwriters will be less than 2.5% of 1996 premium; however, these estimates are based upon broad industry estimates and could vary significantly from company to company based upon the type of claims incurred, size of employer, and employer industry group. As of December 31, 1998, the Company has accrued an estimated liability of $1.9 million related to AB 1913.

    Proposed federal legislation has been introduced from time to time in recent years that would provide the federal government with substantial power to regulate P&C insurers, including state workers' compensation systems, primarily through the establishment of uniform solvency standards. Proposals also have been discussed to modify or repeal the antitrust exemption for insurance companies provided by the McCarran-Ferguson Act. The adoption of such proposals could have a material adverse impact upon the operations of Superior National.

    In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for P&C (including workers' compensation) insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The NAIC model law has been incorporated into the California Insurance Code. The RBC formula for P&C insurance companies measures four major areas of risk: (1) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (2) declines in asset values arising from credit risk, (3) declines in asset values arising from investment risks, and (4) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities, and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

    The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus as a percentage of the RBC amount falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC), which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1998, the RBC ratios of SNIC, SPCC, CalComp, CBIC and CCIC were in excess of the Company Action Level, the first trigger level that would require regulatory action.

    The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios may lead to increased regulatory oversight. Based on its 1998 statutory financial statement, SNIC fell outside the usual range of one of the twelve IRIS tests, specifically the test measuring investment yield. The unusual value was a result of the loss portfolio transfer from BICO to SNIC that took place in December 1998. SPCC fell outside the usual range of two of the twelve IRIS tests. SPCC was outside of the usual range of the tests measuring change in net writings and the two-year overall operating ratio. The unusual values for both ratios were the result of the continuation of the runoff of SPCC's premium in force during 1998. CCIC fell outside the usual range of two of the twelve IRIS tests. CCIC was outside of the usual range of the tests measuring change in net writings and agents' balances to surplus. CBIC fell outside the usual range of one of the twelve IRIS tests. CBIC was outside of the usual range of tests measuring change in net writings. CalComp fell outside the usual range of four of the twelve IRIS tests. CalComp was outside of the usual range of tests measuring change in net writings, two-year overall operating ratio, investment yield and two-year reserve development to surplus. In May of 1998, the BIG group of companies entered into a new Quota-Share Arrangement whereby the companies will cede 100% of the gross premiums earned on accounts with an estimated annual premium at inception greater than $25,000, and 100% of the net losses and allocated loss adjustment expenses incurred on those associated policies for claims with an accident date of May 1 and subsequent. The companies recognize a 33.5% ceded commission on premiums ceded under this agreement. This change in the BIG reinsurance program resulted in CalComp's, CCIC's and CBIC's falling outside the "usual" range of the ratio for change in net writings. CalComp's falling outside the "usual" range of the two-year overall operating ratio and the two-year reserve development to surplus ratio was the result of 1995 and 1996 claim and claim adjustment reserve increases. CalComp's falling outside the "usual" range of the investment yield ratio was the result of CalComp's aggressive tax strategies in the investment area. CCIC's agents' balances to surplus ratio fell outside the "usual" range due to a misclassification on the balance sheet.

    The financial statements contained herein have been prepared in conformity with GAAP, as opposed to SAP prescribed or permitted for insurance companies by regulatory authorities. SAP differs from GAAP principally in the following respects: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized under SAP;
(c) certain assets such as agent's balances over ninety days due and prepaid expenses are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared; (e) the cash flow statement is not consistent with classifications and the presentation under GAAP; (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; and (h) minimum statutory reserves for losses in excess of a company's estimates are required.

    The NAIC recently approved the codification of SAP with an effective date of January 1, 2001. Included in the codification is a change in the definition of prescribed versus permitted policies that insurance companies use to prepare their statutory financial statements. We have not yet determined the impact of the adoption of the codification project.

    Although we have not received any claims made under policies written in our P&C insurance business (discontinued in 1993) related to business losses caused by Year 2000 malfunctions or costs incurred in connection with prevention or correction of Year 2000 problems, it is conceivable that such claims could be made. Published estimates of Year 2000 business losses and costs are in the many billions of dollars. If P&C insurers were required by court decision to pay claims on policies issued between 1985 and 1993 related to Year 2000 losses we may have to pay such claims. In such event, we would likely have inadequate reserves in our discontinued operations and the booking of additional reserves would have a material adverse effect on our results of operations.

    It is not possible to predict the future impact of changing state and federal regulation on our operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

EMPLOYEES

    As of December 31, 1998, we had approximately 1,378 employees, none of whom was covered by a collective bargaining agreement.

RISK FACTORS

THE LOSSES EXPERIENCED BY BIG IN THE PAST MAY BE REPEATED AND BECOME LOSSES OF SUPERIOR NATIONAL.

    BIG's operations now represent a large portion of our business. The losses BIG experienced in the past may be repeated and may be incurred by us in the future. We can provide no assurance that BIG will not experience losses in the future, and any losses experienced in the future will be reflected in our overall results. Although we believe we can improve BIG's financial performance, we can provide no assurance that we will be successful. As an example of losses experienced by BIG in the past, BIG showed a net loss of $30.6 million in the fiscal year ending December 31, 1997 with a combined ratio of 119.2% and a net loss of $87.0 million for the year to date ended December 10, 1998, with a combined ratio of 143.9%. A large portion of the losses in 1997 arose from reserve strengthening of $75.2 million, booked in the fourth quarter of 1997, and related principally to accident years 1996 and prior and revised estimates of claim severity from those years. The losses for the year to date ended December 10, 1998 arose from increased claim and claim adjustment expenses due to BIG's decision not to renew an aggregate excess of loss reinsurance treaty, as well as increasing claim severity.

IF WE EXPERIENCE DECLINES IN THE AMOUNT OF PREMIUMS WE RETAIN, OUR LEADERSHIP POSITION IN THE CALIFORNIA WORKERS' COMPENSATION INSURANCE MARKET COULD DETERIORATE.

    Because BIG changed its underwriting and pricing criteria for policies with inception dates after January 1, 1998, BIG experienced a decrease in direct premium written for California of $70.9 million for the year ended December 31, 1998, as compared to the same period ended December 31, 1997. See "-- Underwriting." Uncertainties surrounding our purchase of BIG and the recent downgrade of BIG's rating by A.M. Best from "A-" to "B++" also prompted this decline. We may experience further reductions in direct written premium as we re-underwrite BIG's book of business over the next three years or more, reflecting our strategy of preserving operating margins rather than competing for accounts solely on the basis of price. If we were to experience unexpected declines in premium volume, our leadership position in the California workers' compensation insurance market could be threatened. Also, if we are unable to spread sufficient premium over our fixed costs, that could have a material adverse impact on our earnings.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR OPERATIONS AND BUSINESS WITH THAT OF BIG.

    Our future results of operations depend in part on our ability to coordinate and integrate our operations and business enterprises with those of BIG. We have begun to integrate BIG's information systems into our own in order to enhance its competitive position. The size of BIG's operations makes this a difficult and complex task and we can provide no assurance that we will be able to do this successfully. As in every business combination, this coordination will require the dedication of management resources, which will from time to time divert their attention from our day-to-day business. See "--Information Services."

WE WILL LIKELY EXPERIENCE NEGATIVE CASH FLOW IN THE NEAR FUTURE, WHICH WOULD LEAVE US WITH LESS MONEY TO INVEST, THEREBY REDUCING OUR INVESTMENT INCOME.

    We believe that our acquisition of BIG will result in large negative cash flows, leaving us with less money to invest. Our investment income will decrease to the extent we have less money to invest. Negative cash flows have been characteristic of our business since open ratings were introduced in California at the beginning of 1995. Since then, claims arising under policies written on the higher premium volumes that existed prior to 1995 have been run-off while premium has decreased. The same conditions could exist at BIG. We believe BIG tried to remain competitive under open rating by aggressively pricing its products. As BIG's pricing structure is integrated with ours, premium volume could decline while BIG's prior year claims are run-off. Moreover, the recently implemented Quota-Share Arrangement will result in additional negative cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FOCUS ON BUSINESS IN MULTIPLE STATES AND THE LARGER ACCOUNTS THAT BIG MAINTAINS.

    Since 1993 and until our acquisition of BIG in December 1998, we operated as a workers' compensation insurer with our business focused almost entirely on California and Arizona. In 1998, 75.2% of our premium was written in California, on a pro forma basis for this acquisition. Additionally, we have historically concentrated our marketing on group programs and smaller accounts generating less than $50,000 in annual premium, believing these accounts would give us higher margins. However, our acquisition of BIG represents a significant departure from these strategies because BIG is a multi-state carrier in workers' compensation insurance. In addition, BIG has traditionally marketed to larger accounts where pricing has been more competitive. Our strategy now includes a focus on larger accounts, the use of reinsurance to mitigate the pricing and persistency risk associated with these large accounts, and the marketing of workers' compensation insurance in many states. See "--Strategy." We can provide no assurance that we will be successful in implementing these strategies, or that the new strategies will generate the expected financial benefits. If these strategies are not successful, our financial performance could be adversely affected.

    We have identified economies of scale that we believe can be achieved over a period of years through the combination of BIG's business and ours. However, we can provide no assurance that we will be able to realize the expected economies of scale within any particular time frame or at all, or to generate additional revenue to offset any unanticipated inability to benefit from economies of scale. See "--Strategy."

    Our operating strategy after the acquisition of BIG has included the use of reinsurance through the Quota-Share Arrangement to reduce the pricing and persistency risk we believe is associated with our plan to re-underwrite BIG's large account book of business. Additionally, BIG implemented the Loss Reserves Guarantee by purchasing reinsurance before we acquired it. The expected benefits of the acquisition could be materially and adversely affected if the reinsurers fail to perform their obligations. See "--Reinsurance--Recent Reinsurance Issues."

OUR ESTIMATES OF RESERVES FOR UNPAID CLAIM AND CLAIM ADJUSTMENT EXPENSES MAY BE INACCURATE AND THEREFORE INSUFFICIENT TO PAY UNREPORTED CLAIMS AND ASSOCIATED COSTS.

    When we estimate the reserves that we need for unpaid claim and claim adjustment expenses, we must base our estimates on facts and circumstances then known. The facts and circumstances we rely on include trends in claim frequency and severity, judicial theories of liability, market conditions, and other factors. Because we can only estimate what our needs will be, we can provide no assurance that our estimates will be sufficient to cover our claim and claim adjustment expenses. If our estimates are inaccurate it may have a material adverse effect on our results of operations and our financial condition. Over time our reserve estimates may need to be revised in response to trends in claim frequency and severity, judicial theories of liability, market conditions, and other factors. Our past reserves for claim and claim adjustment expenses may not reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to predict redundancies or deficiencies based on historical information. See "--Claim and Claim Adjustment Expense Reserves."

OUR CLAIM SEVERITY MANAGEMENT PROGRAM MAY NOT BE EFFECTIVE AND MAY REQUIRE US TO INCREASE OUR RESERVES.

    In an effort to combat what we believe to be an industry-wide increase in claim severity in California workers' compensation insurance, we implemented the Claim Severity Management Program. See "-- Claims Severity Management Program." Claim frequency has declined as expected since reforms were made in the areas of benefits and claims after the advent of open rating in 1995 but we believe the increase in claim severity for 1995 and subsequent accident years is a trend and not an aberration. If we are correct, then the assumptions we made when we estimated our reserves for the 1995 in California and subsequent accident years were flawed, and our reserves could be materially understated. Thus, although we have recently experienced fewer claims, the increase in the severity of claims for injuries sustained in 1995 and later has outweighed some of the benefits of fewer claims. We can provide no assurance that our severity management efforts will have the effect that we anticipate. If our efforts are not successful, we could be required to book additional reserves for 1995 and subsequent accident years, which would adversely affect our financial condition and results of operations.

THE LOSS RESERVES GUARANTEE MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS AND THEREFORE MAY REQUIRE US TO BOOK ADDITIONAL LOSS RESERVES.

    We obtained the Loss Reserves Guarantee when we acquired BIG partly because of our concern that the increase in claim severity is an industry-wide trend that is also being experienced at BIG. See "--Reinsurance--Loss Reserves Guarantee" and "--Claim and Claim Adjustment Expense Reserves." However, we cannot be sure that the Loss Reserves Guarantee is adequate, particularly if the trend towards the increased severity of claims turns out to be more severe at BIG than at SNIC and SPCC. If the Loss Reserves Guarantee is not adequate, then we may be required to book additional loss reserves for losses incurred before the acquisition. We have entered into, and required BIG to enter into, the Quota-Share Arrangement partly because we believe that the trends in claim severity are more uncertain in larger premium accounts, like those that BIG maintains. See "--Reinsurance--Reinsurance In Force." Although the Quota-Share Arrangement may mitigate some of the pricing and persistency risk of large premium accounts, we are relying solely on the Claim Severity Management Program and the Loss Reserves Guarantee to handle those risks. In addition, we will continue to face uncertainty in estimating the reserves needed for our current premiums and the premiums we will obtain in the future.

OUR FINANCIAL CONDITION, RESULTS OF OPERATION, AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED BY OUR HEAVY RELIANCE ON REINSURANCE.

    In order to reduce our underwriting risk, we follow industry practice and reinsure a portion of our risks. Reinsurance is an important part of our strategy to reduce pricing and persistency risks related to large premium accounts. Reinsurance does not relieve us of liability to our insureds for the risks ceded to our reinsurers. As a result, we may face credit risks for any amounts we are unable to recover from reinsurers. We only place our workers' compensation reinsurance with reinsurers that we believe to be financially stable, but if a significant reinsurer becomes insolvent or unable to make payments under the terms of a reinsurance treaty, it may have a material adverse effect on our financial condition or results of operations. Elements of the workers' compensation reinsurance market are currently in disarray, which may have a material adverse effect on our financial condition or results of operations. See "--Reinsurance."

    The amount and cost of reinsurance available to companies specializing in workers' compensation insurance is based, in part, on market conditions. Our ability to continue to provide insurance at competitive premium rates and coverage limits depends upon our ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect our competitive position.

    Finally, we can provide no assurance that we will be able to maintain our current reinsurance coverage, which is generally subject to annual renewal. The ability to renew reinsurance coverage often depends on market conditions, however, the Quota-Share Arrangement that we adopted has a minimum three-year term. If we are unable to renew our reinsurance facilities upon their expiration and the pricing environment does not improve, we may need to reduce the levels of our underwriting commitments, which would adversely affect the results of our operations. See "--Reinsurance."

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE ARE NOT YEAR 2000 COMPLIANT OR IF WE ARE REQUIRED TO PAY CLAIMS ON POLICIES RELATED TO YEAR 2000 LOSSES.

    Much of the software that runs most of the computers in the United States uses two-digit date codes to perform a number of computations and decision making functions. These computer programs may fail if they are unable to interpret date codes properly, misreading "00" for the year 1900 instead of the year 2000. Insurance policies that expire on January 1, 2000 or later could be affected by a Year 2000 malfunction. We believe that our Year 2000 program has made our proprietary operating systems and application software programs Year 2000 compliant in all material respects, although we can provide no assurance in this regard. We also believe that we have identified substantially all of those third parties whose inability to handle date sensitive processing could materially and adversely affect our business and operations if corrective action is not taken and have received adequate assurances from, or otherwise determined to our reasonable satisfaction that, these identified parties have taken appropriate steps to be, or that they are, Year 2000 compliant in all material respects, although there can be no assurance in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Year 2000 Strategy."

    It is possible that we will face claims made under policies written in our P&C business, which was discontinued in 1993, related to business losses caused by Year 2000 malfunctions or costs incurred in connection with prevention or correction of Year 2000 problems. Published estimates of Year 2000 business losses and costs are in the many billions of dollars. If P&C insurers were required by court decisions to pay claims on policies issued between 1985 and 1993 related to Year 2000 losses, we may have to pay such claims. If this were to occur, it is likely that our reserves for discontinued operations would be inadequate and the booking of additional reserves would have a material adverse effect on our results of operations.

UNANTICIPATED CHANGES THAT AFFECT THE INDUSTRY MAY PREVENT US FROM ACCURATELY PRICING OUR POLICIES WHICH IN TURN MAY ADVERSELY AFFECT OUR PROFITABILITY.

    In the workers' compensation insurance industry, insurers generally must price their products before their costs are known because premium rates must be determined before losses are reported. Premium rate levels are partly related to the availability of insurance coverage to consumers in the market. When more insurance policies are available, price competition increases among workers' compensation insurers. We can provide no assurance that we will be able to price our policies in a manner sufficient to cover our costs because the California workers' compensation insurance business has experienced very competitive pricing conditions in recent years. If there are many competitors offering similar products to ours, we may have difficulty increasing our prices in response to a decline in profits or the demands of the market. Our ability to increase our prices may also be limited by regulatory constraints. Our pricing may also be affected by changes in case law, the passage of new statutes, or the adoption of new regulations affecting the interpretation of insurance contracts which can dramatically affect our liability with respect to risks which we were aware of when the affected insurance contract was made. Product enhancements also present us with special issues in establishing appropriate premium levels in the absence of sufficient experience with these products' performance. See "--The Workers' Compensation Insurance Market" and "--Underwriting."

IF A.M. BEST LOWERS OUR RATING BECAUSE OF OUR ACQUISITION OF BIG OR OTHER FACTORS, OUR FINANCIAL CONDITION, RESULTS OF OPERATION, AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED.

    An A.M. Best rating is considered to be an overall measure of the financial strength of an insurance company and is used primarily by insurance consumers and people who promote insurance products. A.M. Best gave us a "B++" (Very Good) rating in early 1999. A.M. Best assigns "B++" ratings to companies that it believes maintain very good financial strength, operating performance, market profile and which are likely to meet their obligations to policyholders according to the standards established by A.M. Best. "B++" is A.M. Best's fifth highest rating classification out of 15 ratings and our A.M. Best rating is lower than many of our competitors' ratings. If our rating is lowered in the future, it may adversely affect our competitive position. Additionally, if we fail to maintain an A.M. Best rating of at least "B" we would be in default under our senior bank debt.

    There is no direct relationship between a rating established by A.M. Best and the investment ratings issued by the several securities rating firms, including S&P and Moody's Investment Services, Inc. Investment ratings generally pertain to individual securities, although the firms who issue ratings associated with specific investments also issue insurance ratings that are similar to the activities of A.M. Best. A.M. Best's ratings are not recommendations to buy, sell, or hold securities and are subject to change at any time. A.M. Best bases its ratings on factors that concern policyholders and not necessarily upon factors concerning investors.

OUR LEVEL OF DEBT MAY LIMIT OUR FLEXIBILITY AND PUT US AT RISK OF DEFAULT.

    We incurred approximately $110.0 million in senior bank debt when we acquired BIG. This amount was in addition to existing debt and has significantly increased our overall interest and principal payment obligations. As of December 31, 1998, we had a total of approximately $221.0 million of long term debt, comprised of:

    - $110.0 million of senior bank debt;

    - $105.0 million related to the Trust Preferred Securities issued by one of our subsidiaries; and

    - $6.0 million in the form of capital leases.

    The documents governing our long term debt do not permit us to incur substantially any additional indebtedness, although we may be able to raise additional funds to pursue acquisitions of other workers' compensation insurance companies. While we believe our cash flow from operations and existing funds will enable us to make the required payments under this debt, we can provide no assurance that this will be the case. If we find that our cash flow from operations is insufficient to meet our cash requirements, we may be able to raise money through additional loans or equity investments, by restructuring, or by purchasing other businesses, but only to the extent permitted by the documents governing our long term debt. We can provide no assurance that we will be able to raise money by these means in a timely manner, or at all. Our ability to continue to make the required payments on this debt will depend, in part, on our future performance which is influenced by economic, financial, business, and other factors we cannot control.

    The amount of debt we have may also adversely affect us in the following ways:

    - a large amount of cash must be used to pay down our debt leaving us with less money to use for other purposes;

    - the amount of debt we have may make it difficult for us to obtain more debt in the future to help fund working capital requirements, acquisitions or other business needs;

    - we may be faced with higher interest rates on our variable rate loans;

    - we may have less flexibility in responding to changes in the market;

    - we may have more debt than our competitors, leaving us at a competitive disadvantage; and

    - we may be more vulnerable if there is a downturn in our business.

    The agreements governing our long term debt have various covenants, including several relating to financial ratios and our A.M. Best rating that we must maintain, which creates the risk that we may default under these agreements, not because of our failure to make the requisite payments, but rather because we did not maintain our required financial ratios or A.M. Best rating. If one of these non-monetary defaults should occur, the lenders under the applicable loan agreement may have the right to accelerate the due date for the payment of principal, and our ability to make such a prepayment would be uncertain. In addition, acceleration of a principal payment due date may create similar acceleration rights for the lenders under our other loan agreements.

THE VARIABILITY OF THE WORKERS' COMPENSATION INSURANCE BUSINESS COULD CAUSE FLUCTUATIONS IN THE RESULTS OF OUR OPERATIONS.

    The workers' compensation insurance business is affected by many factors that can cause fluctuations in the results of operations of companies participating in this business. Many of these factors are not subject to our control. For example, an economic downturn could result in an increase in the number of claims and less demand for workers' compensation insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in our underwriting results and net income. See "--Regulation" and "--Ratings."

WE MAY HAVE DIFFICULTY COMPETING WITH INSURANCE PROVIDERS THAT HAVE GREATER RESOURCES AND COMPETING FOR LARGE INSURANCE PREMIUM ACCOUNTS.

    The workers' compensation insurance industry is highly competitive. Some of our competitors have substantially greater resources than we do, and we can provide no assurance that we will be able to compete effectively against our competitors in the future. Some of our competitors are part of financial services organizations that have billions of dollars of assets and stockholders' equity. If there is a major change in the marketplace, for example, an increase in the severity of claims, our competitors that have greater resources may be in a better position to withstand losses until conditions improve.

    Our competitors include companies that, like us, serve the independent producer market, as well as companies that sell insurance directly to the insured persons. People who sell directly to the insureds may have competitive advantages over those of us who sell to producers, because individuals often recognize the name of the insurer and are loyal to the insurer rather than to an independent producer.

    In the past we have focused on marketing to group programs and smaller accounts, but, in part due to our acquisition of SPCC, 56.3% of our premiums in force at December 31, 1998 (excluding BIG) consisted of 755 non-group policies and 37 group programs that provided estimated annual premiums of $25,000 or more. BIG, by comparison, actively pursues larger accounts and at December 31, 1998, 66.9% of BIG's premiums in force consisted of policies with estimated annual premium at inception of $25,000 or more. As a result, we have refocused our operating strategy to pursue more actively accounts with very large annual premiums. The market for large accounts is highly competitive, and we believe price is the single most important factor large premium customers weigh when deciding which carrier will provide their workers' compensation insurance. As mentioned earlier, BIG primarily provided insurance to large accounts while our focus has been on smaller accounts. In order to maintain market leadership we may have to lower our prices to large premium volume customers. If the premiums we collect do not provide us with acceptable operating margins on the accounts, the competitive environment could have a material adverse effect on the results of our operations. For at least the next three years, while we re-underwrite BIG's book of business, we will attempt to minimize the risks associated with large accounts through the Quota-Share Arrangement. While the Quota-Share Arrangement is in force, we are subject to risks associated with reinsurance and our overall financial performance will depend on the profitability of our smaller accounts. See "--Competition" and "--Reinsurance."

BECAUSE MOST OF OUR BUSINESS IS IN CALIFORNIA, WE ARE SENSITIVE TO REGULATORY CHANGES AND CHANGES IN THE BUSINESS CLIMATE OF CALIFORNIA.

    On a pro forma basis for our acquisition of BIG, approximately 75.2% of our premiums are written in the State of California, as of December 31, 1998. Consequently, we are significantly affected by changes in the regulatory and business climate in California. See "--Regulation."

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

    As of December 31, 1998, we had approximately $204.0 million in net operating loss carryforwards ("NOLs") available to offset taxable income recognized by us for periods after December 31, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Because our sale of our common stock to fund the acquisition of BIG caused us to undergo an "ownership change" under Section 382 of the Internal Revenue Code, we will be able to use only a maximum of approximately $8.0 million per year of our NOLs, together with additional amounts to offset "built-in gains." Built-in gains are unrealized gains related to appreciated property, including investments, that we own. Limitations imposed by Section 382 may cause the availability of our NOLs to be deferred, causing us to incur tax obligations when we otherwise would not, or may allow some portions of the NOLs to expire before we can use them to reduce our tax obligations. Our tax obligation affects our cash position and therefore affects our ability to make payments on our long-term debt as it becomes due.

OUR FUTURE GROWTH AND OPERATIONS ARE DEPENDENT UPON OUR CONTINUED ACCESS TO CAPITAL.

    Underwriting workers' compensation insurance requires a large amount of capital. We must maintain minimum levels of surplus in our insurance subsidiaries in order to continue writing policies and to comply with standards set by insurance regulatory authorities and insurance rating bureaus. See "--Regulation." We can provide no assurance that we will have access to the capital we need to meet our regulatory obligations.

    Furthermore, if we do not have access to capital, it will be difficult for us to grow our business through additional acquisitions. In 1997 our premiums grew after we purchased SPCC. We would like to continue to grow by purchasing other companies, as we recently did by acquiring BIG in 1998. In order to raise the money we need to grow we may have to take on additional debt, use equity financing or use our retained earnings. We cannot be sure that we will have access to enough money from any of these sources, which would then limit our ability to grow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

POOR PERFORMANCE BY OUR INVESTMENTS WILL ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS.

    The results of our operations are partly dependent on how well our investments perform. On December 31, 1998, virtually all of our investments were investment-grade securities. Some of the risks that are inherent to fixed-income securities include loss upon default, drastic changes in prices due to changes in interest rates, general market factors, and in the case of certain asset-backed securities, risks that follow prepayment and reinvestment risk. See "--Investments."

THE INSURANCE INDUSTRY IS HEAVILY REGULATED AND FUTURE LEGISLATIVE CHANGES MAY ADVERSELY AFFECT OUR BUSINESS.

    Our operations are heavily regulated by state government agencies in every state where we are licensed. Most insurance regulations are meant to benefit customers rather than the insurance companies or their interests. It is possible that later changes in the state regulations or future developments in proposed federal legislation will harm our business. See "--Regulation." Some of the areas regulated by state agencies include:

    - the purchase or control of another insurance company or any company controlling an insurance company;

    - certain transactions that an insurance company may enter into with parties that it is closely associated with;

    - limitations on the amount of dividends that can be paid;

    - the filing of premium rates and policy forms;

    - the creation of standards regarding the solvency of the insurance company and the minimum amounts of capital and surplus that the insurance company must maintain;

    - the placement of limitations on types and amounts of investments;

    - the placement of restrictions on the size of risks that can be insured by a single company;

    - the regulation of the right to cancel or to fail to renew policies in some lines of insurance;

    - the regulation of the right to withdraw from areas where insurance is being provided;

    - requirements to participate in residual markets;

    - the licensing of insurers and agents;

    - the deposit of securities for the benefit of policyholders;

    - a requirement that insurance companies report and satisfy certain standards governing their financial condition;

    - a requirement that insurance companies allow the state insurance department to review their financial and market conduct periodically; and

    - a requirement that insurance companies use certain accounting practices when reporting to regulatory authorities.

SNIG'S ABILITY TO OBTAIN THE MONEY IT NEEDS TO PAY ITS DEBT OBLIGATIONS AND ITS CORPORATE EXPENSES MAY BE LIMITED BY RESTRICTIONS ON ITS SUBSIDIARIES' ABILITY TO PAY DIVIDENDS.

    SNIG is a holding company and its principal asset is the capital stock of its subsidiaries. It relies primarily on dividends and other payments from its insurance subsidiaries to meet its obligations to creditors and to pay corporate expenses, including the principal and interest due on the debt it incurred during the acquisition of BIG and in connection with the Trust Preferred Securities issued by a subsidiary. The ability of its subsidiaries to pay dividends is limited by the states where they are located. SNIC, SPCC, CBIC, and CalComp are regulated by the State of California. In California, an insurance subsidiary may pay a dividend, without prior approval by the DOI, the maximum amount of the greater of net income from operations for the preceding year or 10% the statutory policyholders' surplus as of the preceding December 31. CCIC is regulated by the State of New York, which has similar restrictions. State insurance laws and regulations also require that the statutory surplus of an insurance company be reasonable in relation to its outstanding liabilities and adequate for its financial needs after the payment of dividends or any other distribution. See "--Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

BECAUSE WE DEPEND ON OUTSIDE PRODUCERS TO PROVIDE US WITH CUSTOMERS, IF WE WERE TO LOSE ANY SIGNIFICANT PRODUCER OR IF THEY WERE TO DECIDE TO MOVE A SIGNIFICANT NUMBER OF CUSTOMERS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

    We depend on outside producers to provide us with insurance business. The producers own the right to renew any of the business they provide. We believe that our relationships with our producers are generally excellent, and we believe that BIG and its producers have a strong relationship. Still, we cannot be sure that producers will not move the business we carry for them to another carrier. Our earnings could be adversely affected if renewal rates were to drop because producers move business to our competitors, or if producers were to deliver less of the business we prefer to carry.

    A large part of our business is derived from a small number of producers and a loss of any of them could have a material adverse effect on our business. SNIC and SPCC obtained approximately 25.0% of their combined business in 1998, 26.8% in 1997, and 25.0% in 1996, from its ten leading producers. BIG's insurance subsidiaries' top ten producers accounted for 8.1% of their combined business in 1998 and 18.5% of their business in 1997. See "--Marketing."

WE CURRENTLY CARRY A COMBINED CARE BENEFIT BUSINESS WHICH DID NOT DO WELL FOR BIG AND WHICH MAY HARM OUR UNDERWRITING RESULTS AND NET INCOME IF WE ARE UNABLE TO IMPROVE ITS PERFORMANCE.

    BIG has, through several of its insurance subsidiaries, marketed a program of "24-hour care," which provides its insureds' employees with workers' compensation insurance and group health benefits. The combined care benefits business constituted approximately 2.7% of BIG's direct written premium in 1998. If we are unable to achieve adequate operating margins in this business we may have to incur costs to restructure or sell the group health benefits business. We are inexperienced in the group health benefits business and may be in a poor position to operate that business profitably.

    Market acceptance of the concept of 24-hour care and the combination of group health insurance with workers' compensation insurance into a single program has been weaker than expected to date. Since first offering this product in December of 1995, BIG has been unable to generate enough business to allow it to price the product so as to generate adequate operating margins. These factors, together with competitive pricing and other considerations, could result in fluctuations in our underwriting results and net income.

IF WE ARE UNABLE TO PAY DIVIDENDS ON OUR PARTICIPATING POLICIES, WE MAY FACE A LOSS OF PRODUCER SUPPORT AND HARM OUR MARKETING EFFORTS FOR THESE POLICIES, WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    BIG uses participating policies that pay dividends to policyholders as a marketing tool to sell workers' compensation insurance outside of California. Participating policies may require payment of dividends to the policyholder at the end of the policy term. Policyholder dividends may be based on a flat percentage of premium, or more commonly, several factors relating to loss experience.

    BIG has a limited history of issuing participating workers' compensation insurance policies in states outside of California. As participating policies expire and come up for dividend consideration, BIG performs a calculation based on its dividend plan, and its board of directors declares policyholder dividends based on current loss experience. If adverse loss developments occur on policies that have been paid dividends, our financial condition and results of operations could suffer. To the extent that producers and policyholders expect BIG to declare and pay policyholder dividends according to the policyholder dividend proposals at the inception of the policies, if the loss experience of accounts written on a participating basis do not support policyholder dividend declarations, the absence of dividend payments could have a negative impact on BIG's producer support and marketing efforts and could have a material adverse affect on our financial condition and results of operations. See "--Underwriting."

THE CONCENTRATED OWNERSHIP OF OUR COMMON STOCK BY A FEW ENTITIES MAY HAVE AN ADVERSE EFFECT ON YOUR ABILITY TO INFLUENCE THE DIRECTION SUPERIOR NATIONAL WILL TAKE.

    Currently the ownership of our common stock is concentrated with a few entities. Insurance Partners, L.P. ("IP Delaware"), Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda"), and Capital Z Financial Services Fund II, L.P. ("IP II") played significant roles in the equity financing of our acquisition of BIG and now approximately 64.5% of the total number of shares of our outstanding common stock, or the same percentage on a diluted basis, is held in the aggregate by the IP partnerships and certain related parties. Certain affiliates of Zurich are limited partners of IP Delaware and IP Bermuda and hold approximately 23% of the limited partnership interests in those funds on an aggregate basis. They also hold a large portion of the limited partnership interests in IP II. In addition, certain affiliates of Zurich collectively own warrants to acquire approximately 5.5% of our common stock on a fully diluted basis, approximately 1.8% of which are subject to a revocable agency relationship with International Insurance Advisors, Inc. See "Security Ownership of Principal Beneficial Owners and Management."

    As a result of this concentration of ownership, absent agreements to the contrary, the IP partnerships and related parties could, if they acted together, potentially exercise control over Superior National and our Board of Directors. Five of our eleven directors either have relationships with, or became directors because the IP partnerships and certain related parties exercised their rights to nominate directors. The concentrated ownership of our common stock by these parties could materially and adversely affect our financial condition or the price of our common stock because:

    - These parties have significant influence over the management of Superior National and have a significant portion of the votes needed to approve any action that requires stockholder approval. This includes adopting amendments to our Certificate of Incorporation and approving certain actions, such as mergers or sales of all or substantially all of our assets;

    - This concentration of ownership may delay or prevent a change in control of Superior National because unaffiliated stockholders may not have enough votes to approve a strategic offer for Superior National by a third party that might otherwise be attractive to unaffiliated stockholders; and

    - The concentration of ownership could also have a depressive effect on the trading market for our common stock.

    Some of these effects may be mitigated because the IP partnerships and some of their related parties have agreed to limitations on their ability to acquire additional equity securities of Superior National and to certain limitations on their ability to vote the shares they have. However, the members of the Board of Directors that are not affiliated with the IP partnerships or their related parties could decide it is in the best interests of Superior National to waive, limit, or revoke these limitations, which would leave the IP partnerships in control of Superior National. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National."

OUR FUTURE SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL, WHO WE MAY NOT BE ABLE TO RETAIN.

    Our future success depends significantly upon the efforts and continued employment of several key management personnel, including William L. Gentz, a director and the President and Chief Executive Officer; J. Chris Seaman, a director, an Executive Vice President and the Chief Financial Officer; and Arnold J. Senter, an Executive Vice President and the Chief Operating Officer. A loss of any of these officers or other key employees could materially and adversely affect our business. See "Directors and Executive Officers."

THE MARKET PRICE OF OUR COMMON STOCK COULD EXPERIENCE WIDE FLUCTUATIONS DUE TO A NUMBER OF FACTORS BEYOND OUR CONTROL.

    The market price of our common stock could experience wide fluctuations in response to a number of factors, including actual or anticipated variations in the results of our operations, the introduction by us or our competitors of new products or services, changes in financial estimates by securities analysts and general market conditions. Stock markets, and in particular Nasdaq, have experienced extreme price and volume fluctuations that have particularly affected the market prices of the common stock of companies like ours that maintain a relatively low "float". These changes are often unrelated or disproportionate to the actual performance of the affected companies. We can provide no assurance that the trading price and price-to-earnings ratios seen in the equity markets generally will be sustained. These broad market factors may adversely affect the market price of our common stock. These market fluctuations, as well as general economic, political, and market conditions, such as recessions or interest rate fluctuations, may adversely affect the market price of our common stock. Securities class action litigation often follows drastic changes in the market price of a corporations' securities. If we were to be involved in litigation, it could result in our incurring substantial costs and require our management to divert their attention and resources, which could have a material adverse effect on our business, results of operations, and financial condition. See "Market Price of and Dividends on Our Common Equity and Related Stockholder Matters."

ITEM 2. BUSINESS PROPERTIES

    Our principal executive offices are located in Calabasas, California and are subject to a lease that expires in 2000. We have 46 other office leases across the United States. Lease expiration dates range from 1999 to 2005.

    Our principal executive office is located at 26601 Agoura Road, Calabasas, California 91302, and our telephone number is (818) 880-1600.

ITEM 3. LEGAL PROCEEDINGS

    We are parties to various legal proceedings, all of which are considered routine and incidental to our business and not material to the financial condition and operation of our business. We are not party to any litigation that could reasonably be expected to have a material adverse effect upon our business or financial position.

    We are subject to class action litigation that was filed against all workers' compensation insurers in California, related principally to claims paying practices. We are vigorously contesting this litigation. Although the likelihood of a material adverse result in this matter is regarded by the defendants as low, there can be no assurance that, should a trial be held, the class plaintiffs will not receive a substantial award.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 3, 1998, we held our Annual Meeting of Stockholders. Our stockholders voted to elect eleven directors to our Board of Directors and to approve the following proposals: (1) "The Stock Offering"; (2) "The IP Stock Issuance"; (3) "Amendment to 1995 Stock Incentive Plan"; (4) "Employee Stock Purchase Plan"; (5) "Amendment to Certificate of Incorporation to Increase Number of Authorized Shares"; (6) "Amendment to Certificate of Incorporation to Remove Transfer Restrictions"; and (7) "Ratification of the Appointment of KPMG LLP as Independent Auditors."

    Our stockholders re-elected the following directors: Bradley E. Cooper, William L. Gentz, Steven D. Germain, Roger W. Gilbert, Steven B. Gruber, Thomas
J. Jamieson, Gordon E. Noble, C. Len Pecchenino, Craig F. Schwarberg, J. Chris Seaman, and Robert A. Spass. The results of each other matter voted on were as follows:

                                                                                           VOTES
                                                                                         AGAINST/     VOTES ABSTAINED/
                                                                           VOTES FOR     WITHHELD     BROKER NON-VOTES
                                                                           ----------  -------------  -----------------
      (1)  The Stock Offering............................................   4,000,741       14,200            8,782

      (2)  The IP Stock Issuance.........................................   4,000,741       14,200            8,782

      (3)  Amendment to the 1995 Stock Incentive Plan....................   3,967,691       43,250           12,782

      (4)  Employee Stock Purchase Plan..................................   3,993,816       20,925            8,982

      (5)  Amendment to Certificate of Incorporation to Increase the
           Number of Authorized Shares...................................   5,395,219       19,425            3,282

      (6)  Amendment to Certificate of Incorporation to Remove Transfer
           Restrictions..................................................   3,995,241       22,675            5,807

      (7)  Ratification of the Appointment of KPMG LLP as Independent
           Auditors......................................................   5,404,254        1,200           12,472

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed and traded on The Nasdaq National Market under the trading symbol "SNTL." The Nasdaq National Market or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to a quotation dissemination, trade reporting, and order execution system. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. Nasdaq is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Set forth below are the quarterly high and low closing sale prices for our common stock as reported by Nasdaq. Because our common stock was not approved for listing on Nasdaq until March 5, 1996, quotations prior to then are inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1998
  Fourth quarter...........................................................  $   20.06  $   15.25
  Third quarter............................................................  $   23.25  $   15.75
  Second quarter...........................................................  $   25.75  $   17.75
  First quarter............................................................  $   21.19  $   14.25
1997
  Fourth quarter...........................................................  $   15.25  $   14.00
  Third quarter............................................................  $   15.50  $   13.25
  Second quarter...........................................................  $   13.63  $   11.63
  First quarter............................................................  $   15.25  $   11.25
1996
  Fourth quarter...........................................................  $   13.75  $    9.88
  Third quarter............................................................  $   10.75  $    7.13
  Second quarter...........................................................  $    8.00  $    4.87
  First quarter............................................................  $    5.63  $    4.87

    On March 31, 1999, the number of stockholders of record of our common stock was 301 and 17,928,055 shares of common stock were outstanding.

    We believe the increase in price in the third and fourth quarter of 1996 and the first quarter of 1997 was primarily due to the announcement of our impending acquisition of Pac Rim. The Pac Rim acquisition was completed on April 11, 1997.

    Our current policy is to retain earnings for use in our business. We have not paid any cash dividends to our stockholders in the three most recent fiscal years and have no present intention of paying cash dividends in the foreseeable future. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend on our operating results, financial condition and capital requirements, general business conditions, and other relevant factors, including legal restrictions applicable to the payment of dividends by SNIC, SPCC, CalComp, CBIC, and CCIC. The California Insurance Code restricts the dividends or distributions an insurance subsidiary may pay in any 12-month period to the greater of (a) net income for the preceding year, or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Payments of greater amounts require the approval of the DOI. CCIC is regulated by the State of New York, which has similar restrictions. See "Business--Regulations." Because SNIG conducts no substantial business other than through SNIC, SPCC, CalComp, CBIC, and CCIC, SNIG is dependent upon dividends from these subsidiaries in order to pay dividends to SNIG's stockholders.

UNREGISTERED SALES OF OUR EQUITY SECURITIES DURING 1998

    Superior National's acquisition of BIG was financed in part by our issuance and sale on December 10, 1998 to IP Delaware of 2,949,594 shares of common stock, to IP Bermuda of 1,196,588 shares of common stock, and to IP II of 5,276,960 shares of common stock. These shares were sold in a private transaction at $16.75 per share for a total purchase price of approximately $158 million. In addition, Superior National paid a commitment fee to IP Delaware, IP Bermuda and designees of IP II in the form of warrants, which are immediately exercisable, to purchase an aggregate of 734,000 shares of common stock of $16.75 per share. These warrants expire on December 10, 2003. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations in Related Party Control of Superior National." In issuing and selling these shares of common stock and warrants, Superior National relied upon the exemption from registration provided by Section 4(2) of the Securities Act, based upon certain representations made by IP Delaware, IP Bermuda and IP II.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         OPERATIONS FOR THE YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                     1998(2)    1997(1)     1996       1995       1994
                                                                    ---------  ---------  ---------  ---------  ---------
REVENUES:
  Gross premiums written..........................................  $ 192,070  $ 159,352  $  99,282  $  97,084  $ 134,769
  Net premiums written............................................     79,695    136,929     87,715     89,139    105,946
  Net premiums earned.............................................     87,089    140,920     88,648     89,735    110,418
  Net investment income (excluding capital gains and losses)......     14,382     12,630      7,738     10,309      9,014
  Net capital gain (loss).........................................      1,854         44         31       (525)        35
                                                                    ---------  ---------  ---------  ---------  ---------
    Total revenues................................................    103,325    153,594     96,417     99,519    119,467
EXPENSES:
  Claim and claim adjustment expenses, net of reinsurance.........    243,342     90,447     55,638     53,970     78,761
  Reinsurance recovery on loss reserve guarantee..................   (175,000)        --         --         --         --
  Underwriting and general and administrative expenses............     38,180     37,695     34,138     29,447     21,660
  Policyholder dividends..........................................      1,158         --     (5,927)    (5,742)     4,983
  Interest expense................................................      1,324      6,335      7,527      9,619      8,726
  Loss on termination of financing transaction with a related
    party reinsurer...............................................         --     15,699         --         --         --
  Other expense (income), net.....................................      2,065      1,856       (186)       536        340
                                                                    ---------  ---------  ---------  ---------  ---------
  Income (loss) from continuing operations before preferred
    securities and extraordinary items--pre-tax...................     (7,744)     1,562      5,227     11,689      4,997
  Income tax (expense) benefit....................................      5,461      1,788       (739)     5,849         (4)
  Accretion on preferred securities--pre-tax......................    (11,319)    (4,650)    (2,525)    (2,255)    (1,035)
  (Loss) from operations of discontinued P&C
    operations--pre-tax(3)........................................         --         --         --    (14,912)        --
  Extraordinary (loss)--pre-tax...................................         --     (3,841)        --         --     (3,064)
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income (loss)...............................................  $ (13,602) $  (5,141) $   1,963  $     371  $     894
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
BASIC EPS(4)
  Income before items below--after all taxes......................  $   (0.34) $    0.64  $    1.31  $    5.12  $    1.45
  Preferred Securities--pre-tax...................................      (1.67)     (0.89)     (0.74)     (0.66)     (0.30)
  Discontinued Operations--pre-tax................................         --         --         --      (4.35)        --
  Extraordinary Items--pre-tax....................................         --      (0.73)        --         --      (0.89)
  Cumulative Effect of Change in Accounting--pre-tax..............         --         --         --         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income (loss)...............................................  $   (2.01) $   (0.98) $    0.57  $    0.11  $    0.26
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
DILUTED EPS(4)
  Income before items below-- after all taxes.....................  $   (0.34) $    0.47  $    0.93  $    4.44  $    0.97
  Preferred Securities--pre-tax...................................      (1.67)     (0.66)     (0.52)     (0.57)     (0.20)
  Discontinued Operations--pre-tax................................         --         --         --      (3.78)        --
  Extraordinary Items--pre-tax....................................         --      (0.55)        --         --      (0.60)
  Cumulative Effect of Change in Accounting pre-tax...............         --         --         --         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income (loss)...............................................  $   (2.01) $   (0.74) $    0.41  $    0.09  $    0.17
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
GAAP RATIOS:(5)
  Claim and claim adjustment expense ratio(6).....................       78.5%      64.2%      62.8%      60.1%      71.3%
  Expense ratio...................................................       45.2%      26.7%      31.8%      26.4%      24.1%
                                                                    ---------  ---------  ---------  ---------  ---------
  Continuing operations combined ratios, net of reinsurance.......      123.7%      90.9%      94.6%      86.5%      95.4%
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
FINANCIAL POSITION:
  Total cash and investments(7)
    Carrying value................................................  $ 867,401  $ 242,116  $ 149,440  $  49,030  $  68,595
    Market value..................................................    867,401    242,116    149,440     49,030     68,591
  Investments withheld from a related party reinsurer.............         --         --         --    114,921    108,283
  Investments withheld from reinsurer.............................    123,863         --         --         --         --
  Total assets....................................................  1,719,642    429,473    323,830    240,781    286,776
  Long-term debt..................................................    105,820         30     98,961      8,530      9,730
  Claim and claim adjustment expense liability....................  1,076,206    201,255    115,529    141,495    171,258
  Total liabilities...............................................  1,394,596    268,378    255,068    176,256    227,622
  1994 preferred securities issued by affiliate                            --         --     23,571     21,045     18,790
  Company-obligated trust preferred securities....................    101,084    101,277         --         --         --
  Net stockholders' equity........................................    223,962     59,818     45,191     43,480     40,364
  Book value per share(4).........................................  $   12.68  $   10.19  $   13.11  $   12.68  $   11.77
  Outstanding shares(4)...........................................  17,662,314 5,871,279  3,446,492  3,430,373  3,429,873

------------------------------
(1) The information for the year ended December 31, 1997 includes the financial data of SPCC for the period beginning April 1, 1997.

(2) The information for the year ended December 31, 1998 includes the financial data of BIG for the period beginning December 10, 1998.

(3) Superior National's losses from discontinued operations resulted principally from contractors' and developers' liability business underwritten from 1986 to 1993.

(4) Adjusted to reflect a four-into-one reverse stock split effective as of May 24, 1995. The 1998 outstanding shares was adjusted by 245,000 shares of Treasury Stock.

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

(6) Claim and claim adjustment expense ratio for 1998 is calculated by dividing the sum of the net claim and claim adjustment expenses and reinsurance recovery on loss reserve guarantee by net premiums earned.

(7) Investments as of December 31, 1998, 1997, 1996 and 1995 are reflected at market value. As of December 31, 1994 a portion of the portfolio was classified as held to maturity and was therefore reflected at amortized cost and the remaining portfolio was shown at market value. The changes in portfolio valuation reflect the adoption of Statement of Financial Accounting Standard No. 115, effective for fiscal years following December 15, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that management believes to be relevant for an understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

    During 1998, we completed three significant transactions. First, we completed the required financing to fund our acquisition of BIG by obtaining $110.0 million in senior bank debt financing and $200.1 million in equity financing. Second, we completed the acquisition of BIG and its wholly owned insurance subsidiaries (CalComp, CBIC, CCIC, and BICO) on December 10, 1998 for total consideration of $285.0 million in cash. Third, we completed the sale of BICO on December 18, 1998 to Centre Solutions Holdings (Delaware) Limited for a purchase price of approximately $12.3 million ($0.6 million of which was withheld and, subject to possible downward adjustments, will be paid in September 1999). SNIG's loss before preferred securities' dividends and accretion, discontinued operations and extraordinary items was $6.2 million in 1998, as compared to income of $0.5 million in 1997. This $6.7 million decrease was primarily the result of a $34.6 million loss associated with the Pac Rim book of business, of which $28.0 million related to claims and claim adjustment expense and $6.6 million related to the write-off of goodwill. Partially offsetting the decrease associated with the loss related to the Pac Rim book of business was a $23.2 million pre-tax reduction in commission expense net of reinsurance in 1998 and a $3.6 million pre-tax increase in investment income in 1998. Additionally, we had a $17.0 million pre-tax increase (excluding the $6.6 million write-off of unamortized goodwill) in underwriting and general and administrative expenses in 1998, which was primarily offset by a $15.7 million loss on the termination of a financing transaction with a related party reinsurer realized in 1997. The reduction of $23.2 million in commission expense net of reinsurance is mainly due to an increase in ceded commission related to the Quota-Share Arrangement. The increase of $3.6 million in net investment income is due to $1.8 million in realized gains and a $2.0 million increase in net investment income which was the result of an increase of approximately $773.6 million in assets available for investment from the acquisition of BIG.

    For the year ended December 31, 1998, we recorded a net loss of $13.6 million after preferred securities' dividends and accretion, discontinued operations, and extraordinary items, as compared to a net loss of $5.1 million for the year ended December 31, 1997. Net loss per share for the year ended December 31, 1998 was $2.01 (diluted) versus net loss per share of $0.74 (diluted) in 1997. During 1997, we recorded a $2.5 million extraordinary loss as the result of retirement of debt; no such charges were recorded in 1998. Further, during 1998, we recorded $7.4 million in dividend expense and accretion on preferred securities, as compared to $3.0 million in 1997.

    During 1997, we completed three significant transactions. First, in April 1997 we acquired Pac Rim Holding Corporation, the parent of SPCC, for a purchase price of $42.0 million and completed the related senior bank debt financing of $44.0 million and private offering of our common stock for $18.0 million. Second, in June 1997 we terminated a financing transaction with a related party reinsurer, which transferred $110.5 million in receivables from the related party reinsurer in exchange for the cancellation of $94.9 million of long-term debt. Third, the issuance of $105.0 million in Trust Preferred Securities by one of our subsidiaries, was completed December 3, 1997. SNIG's income before preferred securities' dividends and accretion, discontinued operations and extraordinary items was $0.5 million in 1997, as compared to $3.6 million in 1996. This $3.1 million decrease was primarily the result of a $15.7 million loss on the termination of a financing transaction with a related party reinsurer. The $15.7 million charge was offset in part by a $4.9 million increase in investment income before taxes in 1997 and a $5.9 million pre-tax reduction in the accrual for policyholder dividends in 1996. The increase of $4.9 million in net investment income was primarily due to increases of $92.7 million and $93.1 million in assets available for investment that resulted, respectively, from the acquisition of SPCC and the November 1996 financing transaction with The Chase Manhattan Bank ("Chase"). See "--Liquidity and Capital Resources."

    For the year ended December 31, 1997, we recorded a net loss of $5.1 million after preferred securities' dividends and accretion, discontinued operations, and extraordinary items, as compared to net income of $2.0 million for the year ended December 31, 1996. Net loss per share for the year ended December 31, 1997 was $0.74 (diluted) versus net income per share of $0.41 (diluted) in 1996. During 1997, we recorded a $3.0 million in dividend expense and accretion on preferred securities, as compared to $1.7 million in 1996.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Gross premiums written for the years ended December 31, 1998 and 1997 were $192.1 million and $159.4 million, respectively. This increase in gross premiums written represents an increase of $32.7 million or 20.5% for the 1998 policy year as compared to the 1997 policy year. This increase in gross premiums written can be primarily attributed to $25.1 million of business written by BIG insurance subsidiaries. The 1998 increase is also attributable to twelve months of additional business written in 1998 related to the SPCC acquisition as opposed to only nine months of business written in 1997. Net premiums written decreased $57.2 million or 41.8% to $79.7 million for the year ended December 31, 1998, as compared to the year ended December 31, 1997. This decrease is primarily due to a $94.1 million increase in ceded premium related to the Quota-Share Arrangement, which is partially offset by the increase reflected in gross written premium. Net premiums earned decreased $53.8 million or 38.2% to $87.1 million for the year ended December 31, 1998, as compared to the year ended December 31, 1997, reflecting the decrease in net written premiums.

    Net claim and claim adjustment expenses increased $152.9 million or 169.0% to $243.3 million for the year ended December 31, 1998 as compared to $90.4 million for the year ended December 31, 1997. The increase in claim and claim adjustment expense is due to $175.0 million in claim and claim adjustment expenses related to the Loss Reserves Guarantee and a $28.0 million loss associated with the Pac Rim book of business. These increases are partially offset by a $50.1 million decrease in claim and claim adjustment expenses primarily due to an increase in ceded claim and claim adjustment expense related to the Quota-Share Arrangement. The net claim and claim adjustment expense ratio increased to 279.4% for the year ended December 31, 1998, as compared to 64.2% for the year ended December 31, 1997. The increase in the claim and claim adjustment expense ratio is due to $175.0 million in claim and claim adjustment expenses related to the Loss Reserves Guarantee which has no associated premium. Excluding the $175.0 million in claim and claim adjustment expenses related to the Loss Reserves Guarantee, the claim and claim adjustment expense ratio was 78.5% for the year ended December 31, 1998. This 78.5% claim and claim adjustment expense ratio represents a 14.3 percentage point increase over the same period in 1997. This increase is due to adverse development on net claim and claim adjustment expense liabilities of prior years.

    Reinsurance recovery on loss reserve guarantee is $175.0 million for the year ended December 31, 1998, as compared to no such recovery for the same period in 1997. This $175.0 million was recorded in association with the Loss Reserves Guarantee.

    Underwriting and general and administrative expenses, excluding the loss on the termination of a financing transaction with a related party reinsurer (namely, Centre Re), increased $23.7 million or 99.2% to $47.5 million for the year ended December 31, 1998, as compared to the same period in 1997. This increase consists of a $6.6 million write-off of goodwill, associated with the Pac Rim acquisition, reflected in underwriting expense. In addition to the $6.6 million write-off of goodwill, a $9.9 million increase was primarily due to the increase in written premium as a result of the Quota-Share Arrangement, as well as, the acquisition of SPCC and a $5.6 million increase related to the addition of BIG insurance subsidiaries. This increase was also partially due to a $1.8 million expense related to the ZRNA Commutation. Net commission expense decreased $23.2 million or 167.5% to ($9.3) million for the year ended December 31, 1998, as compared to the same period in 1997. The decrease in net commission expense was mainly due to $31.1 million in ceded commission related to the Quota-Share Arrangement, which was partially offset by an increase in gross commission expense related to the BIG insurance subsidiaries, as well as, an increase in gross written premium. Net underwriting and general and administrative expenses, excluding the loss on the termination of a financing transaction with a related party reinsurer, increased 1.3% to $38.2 million for the year ended December 31, 1998 from $37.7 million in the same period of 1997, reflecting the changes discussed above.

    Policyholder dividend expense was $1.2 million for the year ended December 31, 1998, as compared to no such expense in the same period in 1997. The $1.2 million increase in policyholder dividend expense was comprised of $1.0 million from BIG insurance subsidiaries and $0.2 million of accrual relating to policies written in Arizona in fiscal year 1998 for SNIC and SPCC.

    We recorded an underwriting loss, excluding the loss on the termination of a financing transaction with a related party reinsurer, from continuing operations of $20.6 million for the year ended December 31, 1998, versus an underwriting profit of $12.8 million for the same period in 1997. The decrease in underwriting profit from continuing operations was primarily the result of losses associated with the Pac Rim book of business.

    Net investment income, excluding realized investment gains, increased $1.8 million or 13.9% to $14.4 million for the year ended December 31, 1998 compared to the same period in 1997. The increase in investment income was due to an increase in assets available for investment of approximately $773.6 million that resulted from the purchase of BIG.

    Interest expense decreased $5.0 million or 79.1% to $1.3 million for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The decline in interest expense was primarily due to the repayment in the fourth quarter of 1997 of all long-term debt with funds obtained through the sale of the Trust Preferred Securities. The $1.3 million interest expense for 1998 consisted primarily of interest from the funds withheld balance associated with the Quota-Share Arrangement and interest from the $110.0 million in senior debt financing incurred in December 1998.

    In June 1997, we recorded a $15.7 million charge related to the termination of a financing transaction with a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from the reinsurer in exchange for the cancellation of $94.9 million in indebtedness to a lender. No such charges were incurred during 1998.

    Discontinued operations claim counts and net claim and claim adjustment expense reserves as of December 31, 1998 were 226 and $8.9 million, respectively, as compared to 215 and $13.5 million as of December 31, 1997. These amounts and estimates are consistent with management's expectations. We have significant exposure to construction defect liabilities on P&C insurance policies underwritten from 1986 to 1993. We continue to monitor closely our potential exposure to construction defect claims and have not changed our estimates of ultimate claim and claim adjustment expense on discontinued operations since 1995. We believe our current reserves are adequate to cover our claim liabilities. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. See "Business--Discontinued Operations."

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

    For the year ended December 31, 1997, net claim and claim adjustment expenses increased $34.8 million or 62.6% to $90.4 million as compared to $55.6 million for the year ended December 31, 1996. The entire increase of claim and claim adjustment expense relates to the acquisition of SPCC. The net claim and claim adjustment expense ratio increased to 64.2% for the year ended December 31, 1997, as compared to 62.8% for the year ended December 31, 1996. The increase in the claim and claim adjustment expense ratio is due primarily to the 1997 accident year. Although we have continued to experience a reduction in the frequency of claims, at the same time there has been an increase in claims severity for injuries sustained in 1995 and thereafter. To address the increasing severity trend, management has put into place the Claims Severity Management Program that is intended to reduce our average ultimate loss cost per claim and claim adjustment expense for 1995 and subsequent dates of injury. See "Business-- Claim Severity Management Program."

    Underwriting and general and administrative expenses, excluding policyholder dividends and a loss on the termination of a financing transaction with a related party reinsurer, increased $3.6 million or 10.4% to $37.7 million for the year ended December 31, 1997, as compared to the same period in 1996. This increase primarily resulted from the SPCC acquisition. Excluding the one-time expense of $5.3 million for the cancellation in 1996 of a reinsurance contract, underwriting expenses for 1997 increased $8.9 million or 30.9%. Our expense ratio decreased to 26.7% from 38.5% for the year ended December 31, 1997, as compared to 1996. The decrease in the expense ratio from 1997 to 1996 is due to the 1996 expense of $5.3 million in connection with a negotiated settlement of a reinsurance contract with Centre Re, and an increase in premium without a corresponding increase in expense resulting from the SPCC acquisition.

    No policyholder dividends were paid during the year ended December 31, 1997, as compared to $1.3 million of such dividends during fiscal 1996. Prior to open rating in California, policyholder dividends served both as an economic incentive to employers for safe operations and as a means of price differentiation. As a result of consumers' preference for the lowest price at a policy's inception under open rating, dividends are currently no longer a significant factor in the marketing of workers' compensation insurance in California. In 1995, as a result of the diminishing value of policyholder dividends as a marketing tool, we declared a moratorium in the payment of policyholder dividends for California policies. In December 1996, we discontinued policyholder dividend payments. Estimated amounts to be returned to policyholders were accrued when the related premium was earned by us. As a result of the change in policyholder dividend practices, a $5.9 million accrual (pre-tax) was reversed in 1996. Dividends were paid to the extent that a surplus was accumulated from premium paid on the specific workers' compensation policies.

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

    In June 1997, we recorded a $15.7 million charge related to the termination of a financing transaction with a related party reinsurer. The termination of the financing transaction transferred $110.5 million in receivables from a related party reinsurer in exchange for the cancellation of $94.9 million in indebtedness to Chase. No such charges were incurred in the 1996 period.

    Discontinued operations claim counts and net claim and claim adjustment expense reserves as of December 31, 1997 were 215 and $13.5 million, respectively. These amounts and estimates are consistent with management's expectations. We have significant exposure to construction defect liabilities on P&C insurance policies underwritten from 1986 to 1993. Management continues to monitor closely our potential exposure to construction defect claims and has not changed our estimates of ultimate claim and claim adjustment expense on discontinued operations since 1995. Management believes our current reserves are adequate to cover our claim liabilities. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. See "Business--Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. Our cash inflows are generated from cash collected from policies sold, investment income generated from our existing portfolio, and sales and maturities of investments. Our cash outflows consist primarily of payments for policyholders' claims, operating expenses and debt service. For our insurance operations, we must have available cash and liquid assets to meet obligations to our policyholders and claimants in accordance with contractual obligations in addition to meeting ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, we believe our present cash resources will be sufficient to meet our needs for the foreseeable future.

YEAR TO YEAR COMPARISON

    During the year ended December 31, 1998, we used $149.8 million of cash in our operations versus $52.4 million cash used in the year ended December 31, 1997. This $97.4 million increase in cash used was due to $43.9 million in ceded premiums paid related to the Quota-Share Arrangement, an increase of $27.6 million in funds held by reinsured primarily related to the loss portfolio transfer from BICO, and an increase of $8.4 million of interest paid associated with the $105.0 million in Trust Preferred Securities. Another factor contributing to our continued negative cash flow is the impact of our premium inforce being significantly higher historically versus our current level and higher than expected payments of claim and claim adjustment expense in the 1995 and 1996 accident years. We anticipate that we will continue to experience the negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising as a result of the Quota-Share Arrangement will increase negative cash flow substantially. In any event, we believe that we have adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. At December 31, 1998, we had total cash and cash equivalents, and investments of $867.4 million and had 99.8% of our investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 92.7% of our fixed-income portfolio had ratings of "AA" or equivalent or better and 100% had ratings of "BBB" or equivalent or better.

    We generated $277.5 million in cash from financing activities during the year ended December 31, 1998, as compared to cash generated of $81.6 million in 1997. During 1998, we received approximately $298.2 million from the issuance and sale of common stock and the incurrence of senior debt in connection with our acquisition of BIG. Partially offsetting the proceeds from these financing activities was $15.9 million in reinsurance deposits to ZRNA associated with a reinsurance contract, and $5.1 million to purchase 245,000 shares of our common stock, which are held by SNIC as treasury stock on a GAAP basis. The common stock acquired by SNIC was purchased in a single transaction from Thomas J. Jamieson, a director of SNIG, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The purchase price of $21.00, for total consideration of $5,145,000. The closing sales price per share of common stock on June 10, 1998 was $22.88. SNIG's Board of Directors, with disclosure of the conflicts of interest, unanimously approved SNIC's purchase of the common stock. During 1997, we repaid outstanding bank debts and redeemed the outstanding preferred stock issued in 1994 by an affiliate for a total use of cash of $79.2 million. Partially offsetting the use of cash were the proceeds from the sale of the Trust Preferred Securities and the incurrence of bank debt and the issuance and sale of common stock in connection with our acquisition of SPCC totaling $160.8 million. Our financing activities in 1996 consisted primarily of the November 1996 Chase loan discussed below.

OTHER EVENTS

    The acquisition of BIG was funded with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. The senior debt financing was obtained pursuant to the terms of a Credit Agreement dated as of December 10, 1998, among SNIG, Chase, as administrative agent, and various lending institutions. In addition, we obtained a working capital credit facility under the terms of the Credit Agreement, and had $15.0 million in unused availability as of December 31, 1998. Prior to incurring the indebtedness, we obtained the consent of holders of the outstanding Trust Preferred Securities of the Trust, a subsidiary of SNIG, authorizing the Preferred Trustee of the Trust to waive a provision of the covenant limiting the incurrence of indebtedness set forth in the Senior Subordinated Indenture dated as of December 3, 1997 between SNIG, as issuer, and Wilmington Trust Company, as trustee. This waiver was effected pursuant to the First Supplemental Indenture, dated as of November 17, 1998, between SNIG and the Wilmington Trust Company, as trustee.

    The equity financing was obtained pursuant to (a) the sale of 1,902,233 shares of our common stock for $31.9 million, in connection with the exercise of subscription rights ("Rights") to purchase common stock distributed to existing stockholders (other than IP Delaware and IP Bermuda) and warrant holders (the "Rights Offering"), (b) the sale of 620,610 shares of common stock for $10.4 million, all paid in the form of promissory notes in favor of SNIG, in connection with the Rights Offering to holders of SNIG's stock options and restricted common stock (the "Employee Participation"), and (c) the private placement (the "IP Stock Issuance") pursuant to the Stock Purchase Agreement (as defined below) of (i) 5,276,960 shares of common stock for $88.4 million to IP II, (ii) 2,949,594 shares of common stock for $49.4 million to IP Delaware and
(iii) 1,196,588 shares of common stock for $20.0 million to IP Bermuda. All of the shares were sold at $16.75 per share. Employees purchasing common stock in the Employee Participation included William L. Gentz and J. Chris Seaman, who are directors and executive officers of Superior National. Prior to the consummation of the acquisition of BIG, IP Delaware and IP Bermuda beneficially owned approximately 23% and 13%, respectively, of the then outstanding shares of common stock. IP II owned no shares of common stock prior to the consummation of the acquisition of BIG. Robert A. Spass, Steven B. Gruber and Bradley E. Cooper, directors of Superior National, own certain direct and indirect limited partnership interests some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda. Messrs. Gruber and Spass are officers of the ultimate general partners of IP Delaware and IP Bermuda and Messrs. Spass and Cooper are officers of Capital Z Partners, Ltd. ("Cap Z"), the ultimate general partner of IP II. Certain members of SNIG's management are investors in an investment fund that is a limited partner of IP II.

    Pursuant to the terms of the Stock Purchase Agreement dated as of May 5, 1998 (the "Stock Purchase Agreement") among SNIG and IP Delaware, IP Bermuda and Cap Z (Cap Z subsequently assigned its rights and obligations thereunder to IP
II) (collectively, the "Purchasers"), SNIG agreed to pay a commitment fee in the form of warrants to purchase an aggregate of 734,000 shares of our common stock at $16.75 per share to the Purchasers or their designees (or, in the case of Cap Z, assignee) and Zurich Centre Investments Limited ("ZCIL") or its designee as compensation, in the case of the Purchasers, for agreeing to purchase that number of shares necessary to bring the total proceeds of the Rights Offering, Employee Participation and the IP Stock Issuance to $200.0 million, and, in the case of ZCIL, for ZCIL's providing certain financing commitments to the Purchasers under the Stock Purchase Agreement. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National." In addition, SNIG paid to designees of the Purchasers fees totaling $3.9 million in consideration of their providing SNIG with the opportunity to undertake the acquisition of BIG, originating a portion of the financing for the acquisition of BIG and assisting in negotiating the terms of the acquisition of BIG.

    On December 3, 1997, the Trust, a wholly owned subsidiary of SNIG, issued its Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNIG, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used by the Trust to purchase SNIG's Senior Subordinated Notes. On January 16, 1998, SNIG and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and related Company Guarantee, pursuant to which substantially all of these securities were exchanged for substantially similar securities. SNIG used the proceeds it received from the issuance of the Senior Subordinated Notes to repay the $40.3 million outstanding balance on the term loan used to acquire SPCC, to redeem approximately $27.7 million in preferred stock issued by one of our affiliates to an affiliate of Zurich, to pay approximately $4.0 million in related transaction costs, and for general corporate purposes, including a $15.0 million contribution to the surplus of SNIC.

    Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998. Subject to certain conditions set forth in the Indenture pursuant to which the Senior Subordinated Notes were issued (the "Subordinated Notes Indenture"), on or after December 1, 2005, SNIG has the right to redeem the Senior Subordinated Notes, in whole or in part at any time, at call prices ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100% thereafter. The proceeds from any redemption will be immediately applied by the Trust to redeem Trust Preferred Securities and the Trust's common securities at such redemption prices. In addition, SNIG has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for Extension Periods (as defined in the Subordinated Notes Indenture), each not exceeding 10 consecutive semi-annual periods; provided that no Extension Period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by SNIG of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any Extension Period and the payment of all amounts then due, SNIG may commence a new Extension Period, subject to certain requirements.

    In addition, during 1997 we repaid approximately $0.6 million of an existing bank loan and, at the time due, $3.7 million of the principal of the term loan used to acquire SPCC.

    In November 1996, we entered into a financing transaction involving Centre Re and The Chase Manhattan Bank ("Chase") pursuant to which Chase extended a $93.1 million term loan, net of transaction costs. We used the proceeds from the transaction to purchase from SNIC reinsurance receivables due from Centre Re. As a result, our investable assets increased $93.1 million. The additional investments contributed to the increase in investment income in 1997.

    In June 1997, the term loan was retired when $110.5 million of receivables from Centre Re were transferred to Chase in exchange for cancellation of our $94.9 million debt due to Chase under the term loan. The retirement of the term loan resulted in our recognizing a $15.7 million charge.

    We have a reverse purchase facility with a national securities brokerage firm that allows us to engage in up to $20.0 million in reverse purchase transactions secured by either U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides us with additional short-term liquidity. Reverse purchase transactions may be rolled from one period to the next, at which time the transaction is repriced. This type of financing allows a great deal of flexibility to manage short-term investments, avoiding unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of December 31, 1998, we had no obligation outstanding under this facility.

    SNIG, as a holding company, depends on dividends and intercompany tax allocation payments from its operating subsidiaries for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to SNIG by SNIC, SPCC, CalComp, CBIC, and CCIC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any year without the prior approval of the DOI. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally up to the greater of (i) net income for the preceding year and (ii) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the DOI. CCIC is regulated by the State of New York. Dividends may only be paid out of "earned surplus" as defined in the California Insurance Code. Prior to the sale of BICO, BICO paid a $35.0 million dividend to SNIG via BIG. In addition, SNIC and SPCC paid $8.2 million and $0.3 million, respectively, to SNIG for their current income taxes.

    We are party to several leases principally associated with our home and branch office space, as well as our fixed assets. These leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. Our minimum lease commitment with respect to these leases in 1999 is approximately $21.9 million. These leases expire from 2000 to 2003.

    While we do not presently foresee any expenditures during the next twelve months other than those arising in the normal course of business, we may seek to expand market share without deviating from our pricing strategy, by seeking strategic alliances, investment opportunities or acquisitions. However there can be no assurances any such opportunities will be realized.

    The effect of inflation on our revenues and net income during the years ended December 31, 1998, 1997, and 1996 was not significant.

TAXES

    As of December 31, 1998, Superior National had available $204.0 million in NOLs to offset taxable income recognized by us in periods after December 31, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Because our sale of our common stock to fund the acquisition of BIG caused us to undergo an "ownership change" under Section 382 of the Internal Revenue Code, we will be able to use only a maximum of approximately $8.0 million per year of our NOLs, together with additional amounts to offset "built-in gains." Built-in gains are unrealized gains related to appreciated property, including investments, that we own. Limitations imposed by Section 382 may cause the availability of our NOLs to be deferred, causing us to incur tax obligations when we otherwise would not, or may allow some portions of the NOLs to expire before we can use them to reduce our tax obligations. Our tax obligation affects our cash position and therefore affects our ability to make payments on our long-term debt as it becomes due.

YEAR 2000 STRATEGY

    Information technology is an integral part of our business. We also recognize the critical nature and technological challenges of the Year 2000 issue. The Year 2000 issue results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits.

    We have identified the stages involved in managing Year 2000 issues which include (a) identifying information technology ("IT") and non-information technology ("non-IT") systems that are non-compliant, (b) formulating strategies to remedy any problems, (c) making the changes necessary to upgrade existing systems to Year 2000 compliance, (d) testing the changes, and (e) developing contingency plans.

    We believe that we have identified substantially all of our IT systems that require modification in order to become Year 2000 compliant. Most of our IT systems, which are developed in-house, have been modified for Year 2000 compliance. These systems include underwriting, policy administration, claims administration and data warehouse decision support systems, which are accessed through a Pentium processor-based personal computer network. See "Business--Information Services." Software purchased from vendors (for example, e-mail software, accounting software and other non-insurance applications) in most cases has been upgraded to be Year 2000 compliant. In certain instances we have received certifications of Year 2000 compliance from the developers of the software manufacturers used by us. We have begun testing these modified, upgraded and certified systems.

    We have performed significant testing of our modified, in-house developed systems in order to confirm expected Year 2000 compliance. Significant testing of these systems will continue and will be completed by the end of the second quarter of 1999. In addition, we have contacted a large number of our business partners, including medical providers, third party administrators and financial business partners, to obtain information regarding the progress on their Year 2000 remediation. We have not been informed by any significant business partners that they will not be Year 2000 compliant in a timely manner. However, there can be no assurance that significant Year 2000 related issues will not ultimately arise with our business partners.

    We are utilizing primarily internal resources to meet our Year 2000 goals. The cost of Year 2000 related efforts were approximately $250,000 for the year ended 1998. Remediation costs are expected to total about $250,000 during 1999. Due to the complexities of estimating the cost of modifying all IT and non-IT systems to become Year 2000 compliant, and the difficulties in assessing our vendors' and business partners' abilities to become Year 2000 compliant, estimates are likely to change.

    We are developing a contingency plan to deal with certain IT and non-IT Year 2000 issues. We expect to fully develop this plan by the third quarter of 1999 to address specific areas of need. We believe that most functions currently performed by our information systems could be performed manually or outsourced if certain systems were not to be Year 2000 compliant by January 1, 2000. We believe that we are not exposed to the risk of significant data loss because our IT systems are backed-up at the end of each business day.

    We expect that by the end of 1999, all critical systems, in-house or vendor-obtained, that are not Year 2000 compliant will be corrected or replaced. However, there can be no assurance that all of our systems or those of our business partners will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed our current expectations, or that the failure of our systems or those of our business partners to be Year 2000 compliant will not have a material and adverse effect on our business. See "Business--Risk Factors--Our operations could be adversely affected if we are not Year 2000 compliant or if we are required to pay claims on policies related to Year 2000 losses."

SUPPLEMENTARY DATA

    Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share data):

                                                                                 QUARTER-TO-DATE ENDED
                                                                      --------------------------------------------
                                                                        MARCH       JUNE       SEPT.       DEC.
                                                                         31,        30,         30,        31,
                                                                      ---------  ----------  ---------  ----------
1998
Earned premiums.....................................................  $  30,587  $   19,619  $  10,746  $   26,137
Income (loss) before income taxes, preferred securities dividends
  and accretion and extraordinary items.............................  $   6,078  $    6,403  $   6,239  $  (26,464)
Net income (loss)...................................................  $   1,895  $    2,197  $   2,095  $  (19,789)
Basic earnings per share............................................  $    0.32  $     0.37  $    0.37  $    (2.04)
Diluted earnings per share..........................................  $    0.24  $     0.27  $    0.27  $    (2.04)
1997
Earned premiums.....................................................  $  18,978  $   45,410  $  34,760  $   41,772
Income before income taxes, preferred securities dividends and
  accretion and extraordinary items.................................  $   1,881  $  (15,317) $   5,460  $    9,538
Net income (loss)...................................................  $     756  $  (10,530) $   2,132  $    2,501
Basic earnings per share............................................  $    0.22  $    (1.80) $    0.36  $     0.42
Diluted earnings per share..........................................  $    0.14  $    (1.39) $    0.28  $     0.32

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Effective for periods beginning in 1998, including interim periods, SFAS 130 requires companies to report comprehensive income and its components in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. We have adopted SFAS 130 in the first quarter of 1998.

    Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for periods ending after December 15, 1997, including interim periods. Our adoption of SFAS 131 has not had any impact on our current financial reporting practices.

    In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. We have not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at December 31, 1998 would not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to our significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting our consolidated financial position, although we also have limited exposure to equity price risk. The following sections address the significant market risks associated with our financial activities as of December 31, 1998.

    Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used below and because unpaid claim and claim adjustment expenses and reinsurance recoverables on unpaid claim and claim adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of December 31, 1998 unpaid claim and claim adjustment expenses represent 77.2% of our total liabilities and reinsurance recoverables on unpaid claim and claim adjustment expenses represents 13.8% of our total assets.

INTEREST RATE RISK

    We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated claim payments, expenditures and other liabilities. Our fixed maturity portfolio includes investments in CMO's which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of December 31, 1998, our fixed maturity portfolio represented 31.5% of our total assets and 62.4% of our invested assets. Management intends to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

    Our fixed maturity investments, including CMOs, notes payable and notes payable to bank are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, CMO prepayment rates, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of December 31, 1998. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

                               INTEREST RATE RISK

                                                           (IN THOUSANDS)
                                      ---------------------------------------------------------
                                                                        ESTIMATED   HYPOTHETICAL
                                                                       FAIR VALUE   PERCENTAGE
                                                                          AFTER      INCREASE/
                                                       HYPOTHETICAL    HYPOTHETICAL (DECREASE)
                                      FAIR VALUE AT      CHANGE IN      CHANGE IN       IN
                                       DECEMBER 31,    INTEREST RATE    INTEREST    STOCKHOLDERS'
                                           1998       (BP=BASIS PTS.)     RATE        EQUITY
                                      --------------  ---------------  -----------  -----------
Assets:
United States Government Agencies
  and Authorities...................    $  133,629    100 bp decrease   $ 140,577    $   6,948
                                                      100 bp increase   $ 126,762    $  (6,867)
                                                      200 bp increase   $ 119,975    $ (13,654)

Municipals..........................    $  124,298    100 bp decrease   $ 131,553    $   7,255
                                                      100 bp increase   $ 117,426    $  (6,872)
                                                      200 bp increase   $ 110,936    $ (13,362)

Corporate Instruments...............    $   54,966    100 bp decrease   $  56,762    $   1,796
                                                      100 bp increase   $  53,330    $  (1,636)
                                                      200 bp increase   $  51,854    $  (3,112)
Collateralized Mortgage Obligations
  and Other Asset Backed
  Securities........................    $  228,785    100 bp decrease   $ 233,102    $   4,317
                                                      100 bp increase   $ 224,155    $  (4,630)
                                                      200 bp increase   $ 219,211    $  (9,574)
Liabilities:
Long-term Debt......................    $  105,820    100 bp decrease   $ 102,291    $  (3,529)
                                                      100 bp increase   $ 109,349    $   3,529
                                                      200 bp increase   $ 112,879    $   7,059

Trust Preferred Securities..........    $  102,144    100 bp decrease   $  93,099    $  (7,985)
                                                      100 bp increase   $ 109,069    $   7,985
                                                      200 bp increase   $ 117,055    $  15,971

    The interest rate on our long-term debt is adjustable based on market indices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    Information is set forth below concerning our directors and the year in which each was first elected as a director.

                                                                                                                 DIRECTOR
DIRECTORS                                 AGE                               POSITION                               SINCE
------------------------------------      ---      -----------------------------------------------------------  -----------
C. Len Pecchenino(1)................          71   Director, Chairman of the Board                                    1988
Steven D. Germain(2)................          45   Director                                                           1995
Steven B. Gruber(3).................          41   Director                                                           1997
Thomas J. Jamieson(1)(3)............          55   Director                                                           1985
Gordon E. Noble(2)..................          70   Director                                                           1990
Craig F. Schwarberg(1)(3)...........          43   Director                                                           1992
Robert A. Spass.....................          43   Director                                                           1992
Bradley E. Cooper(2)(3).............          32   Director                                                           1992
William L. Gentz....................          58   President, Chief Executive Officer and Director                    1994
J. Chris Seaman(3)..................          44   Executive Vice President, Chief Financial Officer and              1993
                                                     Director
Roger W. Gilbert(1).................          67   Director                                                           1997

------------------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Investment Committee

    No arrangement or understanding exists between any director and any other person under which a director was or is to be selected as a director or nominee to be a director, except that IP Delaware and IP Bermuda nominated Steven B. Gruber to the Board of Directors in April 1997, under the terms of the Stock Purchase Agreement pursuant to which IP Delaware, IP Bermuda and others purchased our common stock in connection with our acquisition of Pac Rim. Under the Stock Purchase Agreement, under which IP Delaware, IP Bermuda, and IP II purchased our common stock in December 1998 in connection with our acquisition of BIG, IP Delaware, IP Bermuda, IP II and certain related parties agreed that they would not elect more than five directors to our eleven-member Board.

    C. LEN PECCHENINO became a director of Superior National in May 1988 and was elected as our Chairman in June 1994. He served as our Chief Executive Officer from September 1991 to February 1992 and as our President and Chief Executive Officer from February 1994 to May 1994. He also served as our Chairman from September 1991 to August 1992. Until he retired in 1986, Mr. Pecchenino held various executive officer positions, including President and Chief Operating Officer, with IC Industries, Inc. and Pneumo Corporation.

    STEVEN D. GERMAIN was elected to the Board of Directors in April 1995. From 1988 to 1994 he served as General Counsel to the Centre Reinsurance Group of Companies. Since 1994 he has served as General Counsel of Zurich Centre Group LLC, a company that provides management services to the Centre Reinsurance Group of Companies. Mr. Germain continues to serve as a Senior Vice President, General Counsel and Secretary to Centre Re and as a director, Senior Vice President, General Counsel and Secretary of CentreLine. Mr. Germain is also a director of Home Holdings, Inc.

    STEVEN B. GRUBER became a director of Superior National in April 1997. He was a founder of, and since February 1994, has served as a Managing Partner of, Insurance Partners Advisors, L.P. ("IPA"). Since

May 1990, Mr. Gruber has served as a Managing Director of Oak Hill Partners, Inc. and since October 1992, has served as a Vice President of Keystone, Inc. From 1981 to April 1990 he was associated with Lehman Brothers Inc., most recently as Managing Director and Co-Head of high-yield securities. From 1994 to 1997, he served as a director of Unionamerica Holdings plc. From 1990 to 1996, he served as a director of National Reinsurance Holding, Corp. He is also a director of Reliant Building Products, Inc., Grove Worldwide L.L.C., and MVE Inc.

    THOMAS J. JAMIESON has been a director of Superior National since December 1985. Since 1971, he has served as President of Jaco Oil Company, and since 1993, he has been a director of Berry Oil Co.

    GORDON E. NOBLE became a director of Superior National in October 1990. Since July 1990, he has been Chairman and Chief Executive Officer of Commodore Insurance Services. Previously he served as Executive Vice President and as a director and member of the Executive Committee of Sedgwick James, an international insurance brokerage and risk management firm.

    CRAIG F. SCHWARBERG was appointed to the Board of Directors in March 1992. From 1991 to 1997, Mr. Schwarberg worked for IIA, serving as a Managing Director through February 1994. From 1994 to March 1996, Mr. Schwarberg was a director and Chairman of the Board of NACOLAH Holding Corporation. Prior to 1991, he held various positions at Lehman Brothers Inc., most recently as Senior Vice President.

    ROBERT A. SPASS was appointed to the Board of Directors in March 1992. From 1998 to present, Mr. Spass has served as Deputy Chairman of the Board of Capital Z Management, Inc. and Capital Z Partners, Ltd., and has served as Managing Partner of Insurance Partners Advisors, L.P. since 1994. Mr. Spass served as President and Chief Executive Officer of International Insurance Advisors, Inc. from 1990 to 1994. Prior to 1990, Mr. Spass held various positions at Salomon Brothers, Inc., most recently as a Director. Mr. Spass is a director of Highlands Insurance Group, MMI Companies and Ceres Group, Inc. In addition, he served as director of NACOLAH Holding Corporation until March 1996 and of National Re Corporation until October 1996.

    BRADLEY E. COOPER became a director of Superior National in May 1992. From 1998 to present, Mr. Cooper has served as Senior Vice President of Capital Z Management, Inc. and Capital Z Partners, Ltd., and has served as a partner of Insurance Partners Advisors, L.P. since 1994. Mr. Cooper served as Vice President of International Insurance Advisors, Inc. from 1990 to 1994. Prior to 1990, Mr. Cooper was an analyst with Salomon Brothers, Inc. Mr. Cooper is a director of Highlands Insurance Group, Inc. and Ceres Group, Inc.

    WILLIAM L. GENTZ became a director of Superior National in June 1994. Mr. Gentz has held the position of President and Chief Executive Officer since June 1994. Mr. Gentz joined us after seventeen years at Zenith Insurance Company, where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. He began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

    J. CHRIS SEAMAN became a director of Superior National in March 1993. Mr. Seaman has held the positions of Executive Vice President since February 1995 and Chief Financial Officer since July 1991. Prior to joining us, Mr. Seaman was the Chief Financial Officer of a private company engaged in insurance company acquisitions, which he joined after spending ten years with Ernst & Whinney. Mr. Seaman previously held staff positions at Industrial Indemnity Insurance Company and management positions at Allianz of America Corporation.

    ROGER W. GILBERT became a director of Superior National in April 1997. From May 1988 until he retired in June 1993, Mr. Gilbert served simultaneously as the Chief Executive Officer and Chairman of the Board of TIC Indemnity Co., the Chief Executive Officer of TMIC Insurance Co. Inc., and a California Special

Deputy Insurance Commissioner, a position to which he was appointed by the California Insurance Commissioner. Prior to 1988, Mr. Gilbert served as Senior Vice President and director of Great American Insurance Companies, and as President of Great America West Inc.

COMMITTEES

    The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee, and the Investment Committee.

    The Audit Committee recommends to the Board of Directors the engagement or discharge of our independent auditors; reviews with the independent auditors the scope, timing and plan for the annual audit, any non-audit services, and the fees for audit and other services; reviews outstanding accounting and auditing issues with the independent auditors; and supervises or conducts such additional projects as may be relevant to its duties. The Audit Committee is also responsible for reviewing and making recommendations with respect to our financial condition, financial controls, and accounting practices and procedures. The Audit Committee, which presently consists of Messrs. Pecchenino, Jamieson, Schwarberg, and Gilbert held three meetings during 1998. Mr. Gilbert was elected to the Audit Committee in November 1998.

    The Compensation Committee reviews and approves our executive compensation policies and bonus distributions to officers and key employees. The Compensation Committee, which during 1998 held four meetings, consists of Messrs. Noble, Cooper, and Germain.

    The Investment Committee reviews the investment practices of our primary insurance subsidiaries, and oversees the relationship between these subsidiaries and their investment manager. The Investment Committee, which presently consists of Messrs. Jamieson, Cooper, Seaman, Schwarberg, and Gruber held three meetings during 1998. Mr. Gruber was elected to the Investment Committee in November 1998.

MEETINGS AND REMUNERATION

    During 1998, the Board of Directors held 16 meetings and took various actions by unanimous written consent. Each incumbent director attended at least 75% of (1) the total number of meetings held by the Board of Directors during 1998 and (2) the total number of meetings held by all Committees of the Board of Directors on which he served during that period, other than Bradley E. Cooper and J. Chris Seaman, each of whom attended 66 2/3% of his respective Committee meetings.

    Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Each incumbent director who is not an officer of Superior National is paid a fee of $4,000 for each regularly scheduled Board meeting attended and $500 for each regularly scheduled committee meeting attended. The Board of Directors regularly meets once each quarter. All directors are reimbursed for their out-of-pocket expenses in serving on the Board and any committee.

    C. Len Pecchenino, the Chairman of the Board, is paid $50,000 per year so long as he remains Chairman of the Board and serves on the Audit Committee. This amount is in addition to the fees he normally receives for attendance at regularly scheduled Board and committee meetings.

    Messrs. Spass, Cooper, Gruber, and Germain hold management positions with several entities that either engaged in transactions with us or are affiliated with entities that engaged in transactions with us during 1998. These transactions are described in "Certain Relationships and Related Transactions." Additionally, Mr. Gentz and Mr. Seaman purchased common stock from us in connection with the rights offering we completed in December 1998 to help finance our acquisition of BIG. As employees of Superior National, they were able to borrow from us the funds they used to purchase this common stock, as further described in "Certain Relationships and Related Transactions."

EXECUTIVE OFFICERS

    Set forth in the table below are the names, ages and current offices held by our executive officers.

                                                                                                               EXECUTIVE
NAME                                      AGE                             POSITION                           OFFICER SINCE
------------------------------------      ---      -------------------------------------------------------  ---------------
William L. Gentz....................          58   President and Chief Executive Officer                            1994
J. Chris Seaman.....................          44   Executive Vice President and Chief Financial Officer             1991
Arnold J. Senter....................          57   Executive Vice President and Chief Operating Officer             1997
Robert E. Nagle.....................          50   Senior Vice President, General Counsel and Secretary             1996
Thomas I. Boggs, Jr.................          52   Senior Vice President--Underwriting                              1995
Edward C. Shoop.....................          54   Senior Vice President and Chief Actuary                          1997
Theresa A. Sealy....................          50   Senior Vice President--California Operations                     1998
Doris K.T. Lai......................          43   Vice President--Finance and Treasurer                            1998
Stephen J. Weiss....................          51   Senior Vice President--National Field Operations                 1999
Ronald J. Tonani....................          57   Senior Vice President--Marketing                                 1997

    Our Board of Directors elects the executive officers, who serve at the Board's discretion. No arrangement exists between any executive officer and any other person under which any executive officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any director or to any other executive officer.

    WILLIAM L. GENTZ has held the positions of President and Chief Executive Officer since mid-1994, and has served as a director of Superior National since June 1994. Mr. Gentz joined us after seventeen years at Zenith Insurance Company, where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. He began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

    J. CHRIS SEAMAN has held the positions of Executive Vice President since February 1995 and Chief Financial Officer since July 1991, and has served as a director of Superior National since March 1993. Prior to joining us, Mr. Seaman was the Chief Financial Officer of a private company engaged in insurance company acquisitions, which he joined after spending ten years with Ernst & Whinney. He previously held staff positions at Industrial Indemnity Insurance Company and management positions at Allianz of America Corporation.

    ARNOLD J. SENTER has held the positions of Executive Vice President and Chief Operating Officer since February 1997. Prior to joining us, Mr. Senter most recently served as Senior Vice President, Southwest and Southeast Operations at Zenith National Insurance Company, and had previously held various operational positions in nearly every functional area for Zenith since 1981. Mr. Senter has 30 years experience with both regional and national carriers.

    THOMAS I. BOGGS, JR. was appointed Senior Vice President--Underwriting on March 1995. From October 1993 to March 1995, he served as Assistant Vice President of Fremont Compensation Insurance Company and from October 1991 to October 1993, served as Business Development Executive for the Southern California Commercial Insurance Center for Fireman's Fund Insurance Company. Prior to October 1991, Mr. Boggs held various underwriting and marketing positions at Cypress Insurance Company, Industrial Indemnity Company, and Safeco.

    ROBERT E. NAGLE has held the positions of Senior Vice President, General Counsel, and Secretary since January 1996. From 1986 until he joined us, Mr. Nagle was corporate counsel and senior corporate counsel for Farmers Group, Inc.

    EDWARD C. SHOOP was appointed Senior Vice President and Chief Actuary in October 1997. From April 1995 to August 1997 he served as Senior Vice President and Actuary with Zenith Insurance Company, and from March 1994 to April 1995 served as Vice President and Actuary with Great States Insurance Company. Prior to that, Mr. Shoop was Vice President and Actuary with the Workers' Compensation Insurance Rating Bureau of Massachusetts from November 1991 to March 1994. Mr. Shoop's 31 years of actuarial experience also includes working for Fireman's Fund Insurance Company and Royal Insurance Company of Canada, as a Vice President, and for Aetna Life and Casualty Company.

    THERESA A. SEALY was appointed Senior Vice President--California Operations in July 1998. From November 1997 to June 1998 she served as a Vice President of Superior National. From June 1997 until she joined us, she served as regional manager for CalComp and, prior to that, served as a Senior Vice President of Allianz Insurance Company since February 1992.

    DORIS K.T. LAI has held the position of Vice President--Finance and Treasurer since August 1998. From November 1997 until she joined us, Ms. Lai was employed by Zenith National Insurance Company as director of financial services. From October 1996 to November 1997 she served as Vice President and controller with Fremont Financial Corporation and from May 1994 to October 1996 she served as a controller with Superior National. Prior to that, Ms. Lai served as SEC Reporting Manager with TIG Holdings, Inc. from April 1991 to April 1994.

    STEPHEN J. WEISS was appointed Senior Vice President--National Field Operations in December 1998. From May 1997 to December 1998, he was Vice President--Field Operations at BIG. Prior to that, Mr. Weiss served from January 1993 to May 1996 as resident Vice President of Royal Insurance, plc. He has 29 years experience in insurance management and marketing.

    RONALD J. TONANI has held the position of Senior Vice President--Marketing since April 1997. From 1987 to April 1997, Mr. Tonani held the position of Senior Vice President--Sales with Pacific Rim Assurance Company. Prior to that, he held various positions with Fairmont Insurance, Insurance Company of the West, Pacific Compensation Insurance Company and Employee Benefits Insurance Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our insiders, who are our directors, executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file.

    Based solely on our review of the copies of the forms we have received, or written representations from our insiders that no Forms 5 were required to be filed by those persons, we believe that our insiders complied with Section 16(a) filing requirements for fiscal 1998, with the exception of Gordon E. Noble, a director, who filed a late Form 5 to report several gifts of common stock.

ITEM 11. EXECUTIVE COMPENSATION

    The following table provides information concerning the compensation we paid for services in all capacities to Superior National for the fiscal years ended December 31, 1998, 1997, and 1996 to those persons who were, at December 31, 1998, (1) the chief executive officer and (2) the other four most highly compensated officers of Superior National.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION
                                                                                 ---------------------------------------------
                                                                                             AWARDS
                                                                                 ------------------------------
                                          ANNUAL COMPENSATION                    RESTRICTED                         PAYOUTS
                         ------------------------------------------------------     STOCK        SECURITIES      -------------
NAME AND PRINCIPAL                   SALARY      BONUS          ALL OTHER          AWARDS        UNDERLYING          LTIP
POSITION                   YEAR      ($)(1)     ($)(2)       COMPENSATION($)       ($)(3)      OPTIONS SARS(#)    PAYOUTS($)
-----------------------  ---------  ---------  ---------  ---------------------  -----------  -----------------  -------------
William L. Gentz ......       1998  $ 326,615  $ 210,000               --         $      --(5)            --              --
  President and Chief         1997    298,300         --               --           121,250          18,800               --
  Executive Officer           1996    298,300    278,500               --            46,874          17,875               --

J. Chris Seaman .......       1998    241,997    175,000               --                --              --               --
  Executive Vice              1997    231,616         --               --           109,125          17,500               --
  President and Chief         1996    235,298    128,500               --            36,223(6)        13,813              --
  Financial Officer

Arnold J. Senter(7) ...       1998    235,128    175,000               --                --          27,500               --
  Executive Vice              1997    229,335         --               --                --          25,000               --
  President and Chief         1996         --         --               --                --              --               --
  Operating Officer

Thomas I. Boggs,              1998    176,731     30,000               --                --(8)         3,000              --
  Jr. .................       1997    164,261         --               --            30,313           4,643               --
  Senior Vice                 1996    155,800     32,000               --            21,306           8,125               --
  President--
  Underwriting

Robert E. Nagle .......       1998    153,492     30,000               --                --(9)         5,000              --
  Senior Vice                 1997    144,133         --               --            18,188           2,786               --
  President, General          1996    138,165     20,000               --                --           4,650               --
  Counsel and Secretary

                            ALL OTHER
NAME AND PRINCIPAL        COMPENSATION
POSITION                     ($)(4)
-----------------------  ---------------
William L. Gentz ......     $   2,400
  President and Chief           2,250
  Executive Officer             2,250
J. Chris Seaman .......         2,400
  Executive Vice                2,250
  President and Chief           2,250
  Financial Officer
Arnold J. Senter(7) ...         2,400
  Executive Vice                2,250
  President and Chief              --
  Operating Officer
Thomas I. Boggs,                2,400
  Jr. .................         2,250
  Senior Vice                   2,163
  President--
  Underwriting
Robert E. Nagle .......         2,400
  Senior Vice                   2,250
  President, General            1,913
  Counsel and Secretary

------------------------------

(1) The amounts in this column include salary and other cash compensation paid in that year, other than amounts listed in the column entitled "Bonus."

(2) Bonus amounts represent cash payments and are presented in the year to which they apply, although payment typically is made in April of the following year. No bonus payments were made for fiscal year 1997.

(3) Represents the fair market value of the underlying shares on the date of grant. All restricted stock grants vest in nine equal annual increments following the date of grant.

(4) Represents contributions we made on behalf of the employee under our 401(k) plan.

(5) As of December 31, 1998, Mr. Gentz held an aggregate of 29,950 shares of restricted stock valued at $600,887, based upon the $20.063 per share fair market value of the common stock on that date.

(6) As of December 31, 1998, Mr. Seaman held an aggregate of 24,163 shares of restricted stock valued at $484,782, based upon the $20.063 per share fair market value of the common stock on that date.

(7) Mr. Senter began his employment with us in February 1997.

(8) As of December 31, 1998, Mr. Boggs held an aggregate of 9,375 shares of restricted stock valued at $188,091, based upon the $20.063 per share fair market value of the common stock on that date.

(9) As of December 31, 1998, Mr. Nagle held an aggregate of 1,500 shares of restricted stock valued at $30,095, based upon the $20.063 per share fair market value of the common stock on that date.

EMPLOYMENT AGREEMENTS

    We have employment agreements with the following executive officers:

    WILLIAM L. GENTZ, President and Chief Executive Officer. Mr. Gentz's agreement expires on June 1, 1999, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of June 1, 1994 at $275,000 annually, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. Mr. Gentz's annual salary was increased to $287,500 effective August 1, 1995. If we terminate Mr. Gentz's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of a change in control of Superior National, Mr. Gentz would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    ARNOLD J. SENTER, Executive Vice President and Chief Operating Officer. Mr. Senter's agreement expired on February 17, 1999, but was renewed under a provision providing that the agreement would automatically renew in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His salary was set as of February 17, 1997 at $200,000 annually, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Senter's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of a change in control of Superior National, Mr. Senter would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    J. CHRIS SEAMAN, Executive Vice President and Chief Financial Officer. Mr. Seaman's agreement expires on June 1, 1999, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $200,000, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Seaman's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of a change in control of Superior National, Mr. Seaman would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    EDWARD C. SHOOP, Senior Vice President and Chief Actuary. Mr. Shoop's agreement expires on October 6, 1999 and provides that, if his employment is terminated as a result of a change in control, we will be obligated to pay his salary and benefits for two years from the date of his termination.

    DORIS K.T. LAI, Vice President--Finance and Treasurer. Ms. Lai's agreement is open-ended. Her compensation and benefits are determined by the Board. If we terminate Ms. Lai's employment other than for cause, we are obligated to pay her salary and benefits for one year from the date of the termination. Ms. Lai's agreement does not provide any special rights in the event of a change in control.

CHANGE IN CONTROL ARRANGEMENTS

    In addition to the rights described above with respect to Messrs. Gentz, Senter, Seaman, and Shoop, the only change in control arrangements that we have are in our stock incentive plans. Under the terms of our 1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan (the "1986 Plan"), in a reorganization, merger, or consolidation in which Superior National does not survive or in which a change in control takes place, unless replacement options to purchase stock in the new or recapitalized entity are offered, all option holders will have thirty days to exercise their outstanding options, excluding those that have then not yet vested. Under the terms of our 1995 Stock Incentive Plan (the "1995 Plan"), under similar circumstances, the Compensation Committee may, in its discretion, allow each person holding an option or share of restricted stock who did not receive a replacement equity incentive grant to exercise that option without regard to its vesting provisions, or to retain that share of restricted stock without regard to Superior National's repurchase right.

EQUITY INCENTIVE GRANTS

    Officers, key employees, including directors who are key employees, and consultants chosen by the Compensation Committee are eligible to participate in our 1995 Plan.

    Under our 1995 Plan, officers, key employees, and consultants of ours or our subsidiaries may be granted options to purchase shares of our common stock or they may be given the opportunity to purchase shares of our restricted stock. Our 1995 Plan allows us to grant both options that qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code and those that do not, referred to as nonqualified stock options. Our 1995 Plan also allows us to issue shares of restricted stock that we can repurchase upon the occurrence of certain events such as the termination of a participant's employment. Our repurchase right expires over time following the grant date of the restricted stock.

    Our 1986 Plan allowed us to issue to employees of ours and our subsidiaries nonqualified stock options and rights to purchase shares of common stock. The Board terminated the purchase right aspect of the 1986 Plan in 1989. Following our adoption of the 1995 Plan, the Board of Directors decided to make no further grants under the 1986 Plan.

STOCK PURCHASE PLAN

    Under our Employee Stock Purchase Plan, which became effective January 1, 1999, we have made available for sale to our employees a total of 500,000 shares of our common stock. A committee that our Board designates will administer the plan and we intend for it to qualify as an employee stock purchase plan within the meaning of the Internal Revenue Code. Any employee of Superior National, or of a designated subsidiary, whom we have employed for at least thirty continuous days and whom we have scheduled to work regularly at least twenty hours per week may participate.

    Under the plan, at least fifteen days before the beginning of each calendar quarter, an employee must designate either a fixed dollar amount or a fixed percentage of his or her compensation which we will withhold from his or her paycheck throughout the forthcoming calendar quarter. During that quarter, the employee may not change this designated amount although he or she may elect, at any time, to withdraw from the plan. An employee may contribute up to $25,000 during each calendar year with a minimum contribution per payroll period of $10. We deposit these funds into separate accounts for each employee and at the end of each calendar quarter automatically purchase shares of our common stock using the accumulated amounts. The price of each share purchased under the plan is 85% of Superior National's closing price on Nasdaq on the final day of the calendar quarter.

    Our Board may amend or terminate the plan at any time, except as to then outstanding rights to purchase common stock under the plan. However, our stockholders must approve any change that pertains either to the class of employees who may participate or to the maximum number of shares that employees may purchase under the plan.

OPTION GRANTS IN 1998

    The following table provides information on options we granted during 1998 to each executive officer named in the Summary Compensation Table set forth above under "--Executive Compensation."

                                                               INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                           ----------------------------------------------------------     VALUE AT ASSUMED
                                                             PERCENTAGE                                   ANNUAL RATES OF
                                             NUMBER OF        OF TOTAL                                      STOCK PRICE
                                            SECURITIES      OPTIONS/SARS      EXERCISE                      APPLICATION
                                            UNDERLYING       GRANTED TO        OR BASE                    FOR OPTION TERM
                                           OPTIONS/SARS     EMPLOYEES IN        PRICE     EXPIRATION   ----------------------
NAME                                        GRANTED(#)     FISCAL YEAR(%)    ($/ SH)(1)      DATE         0%(2)     5%($)(3)
-----------------------------------------  -------------  -----------------  -----------  -----------  -----------  ---------
William L. Gentz.........................           --               --              --           --           --          --
J. Chris Seaman..........................           --               --              --           --           --          --
Arnold J. Senter.........................       12,500(4)           5.5          16.375     02/24/08           --     128,728
                                                15,000(4)           6.6          16.875     11/20/08           --     159,190
Thomas I. Boggs, Jr......................        3,000(4)           1.3          16.375     02/24/08           --      30,895
Robert E. Nagle..........................        5,000(4)           2.2          16.375     02/24/08           --      51,491


NAME                                        10%($)(3)
-----------------------------------------  -----------
William L. Gentz.........................          --
J. Chris Seaman..........................          --
Arnold J. Senter.........................     326,210
                                              403,405
Thomas I. Boggs, Jr......................      78,290
Robert E. Nagle..........................     130,484

------------------------

(1) Represents the fair market value of the underlying shares of common stock at the time of the grant.

(2) Unless our common stock price increases, which will benefit all stockholders commensurately, an option holder will realize no gain.

(3) Represents the value of the shares of common stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. The 5% and 10% rates are established by the SEC as examples only and are not intended to forecast future appreciation in the common stock price.

(4) Represents a ten-year, incentive stock option grant, vesting at a rate of 20% per year for five years from the date of grant, granted under the 1995 Plan.

OPTION EXERCISES AND YEAR-END VALUE

    The following table sets forth information about the aggregate number of options exercised during 1998 by each executive officer named in the Summary Compensation Table set forth above under "--Executive Compensation," and about outstanding options that each of these officers held on December 31, 1998.

                                                                                      NUMBER OF
                                                                                     SECURITIES
                                                                                     UNDERLYING
                                                                                     UNEXERCISED
                                                                                   OPTIONS/SARS AT   VALUE OF UNEXERCISED
                                                                                   OPTIONS/SARS AT       IN-THE-MONEY
                                                                                       FISCAL          OPTIONS/SARS AT
                                                                                     YEAR-END(#)     FISCAL YEAR-END$(1)
                                             NUMBER OF SHARES                     -----------------  --------------------
                                                ACQUIRED ON           VALUE         EXERCISABLE/         EXERCISABLE/
NAME                                            EXERCISE(#)        REALIZED($)      UNEXERCISABLE       UNEXERCISABLE
------------------------------------------  -------------------  ---------------  -----------------  --------------------
William L. Gentz..........................              --                 --       47,415/39,685     $681,051/$489,226
J. Chris Seaman...........................              --                 --       57,619/28,019      851,975/322,232
Arnold J. Senter..........................              --                 --       5,000/47,500        43,415/267,578
Thomas I. Boggs, Jr.......................              --                 --       11,471/16,447      165,120/186,830
Robert E. Nagle...........................              --                 --       2,426/10,010        32,138/77,530

------------------------

(1) Uses a fair market value at December 31, 1998 of $20.063 per share, with the aggregate exercise price deducted from the total value of the common stock underlying the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1998, the Compensation Committee consisted of Messrs. Noble, Cooper, and Germain, each of whom is a non-employee director. Mr. Cooper is an employee of IIA, which we paid $250,000 in 1998 for investment banking and financial consulting services. Mr. Germain is an officer and a director of Centre Re and an officer of Zurich. Centre Re and several affiliates of Zurich were involved in transactions with Superior National during 1998 involving payments in excess of $60,000. See "Certain Relationships and Related Transactions."

    During 1998, no officers participated in deliberations of the Compensation Committee concerning executive officer compensation, except Mr. Gentz, our President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS

    The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 1999 by each person we know to own beneficially more than 5% of the outstanding shares of our common stock.

                          PRINCIPAL BENEFICIAL OWNERS

NAME AND ADDRESS                                                                          SHARES    PERCENT(1)
--------------------------------------------------------------------------------------  ----------  -----------
"IP II" ..............................................................................   5,276,960(2)      29.44%
  Capital Z Financial Services Fund II, L.P.
  One Chase Manhattan Plaza
  New York, New York 10005
"IP Delaware" ........................................................................   4,554,895(3)      25.09
  Insurance Partners, L.P.
  201 Main Street
  Suite 2600
  Ft. Worth, Texas 76102
"IP Bermuda" .........................................................................   2,055,098(4)      11.40
  Insurance Partners Offshore (Bermuda), L.P.
  Cedar House
  41 Cedar Avenue
  P.O. Box HM 1179
  Hamilton HM HX, Bermuda
"IIA" ................................................................................   1,230,149(5)       6.42
  International Insurance Advisors, Inc.
  One Chase Manhattan Plaza
  44th Floor
  New York, New York 10005
"TJS" ................................................................................     986,406(6)       5.45
  TJS Partners, L.P.
  115 East Putnam Avenue
  Greenwich, Connecticut 06830
"Centre Solutions" ...................................................................     974,484(7)       5.16
  Centre Solutions (Bermuda) Limited
  One Victoria Street
  Seventh Floor
  Hamilton HM HX, Bermuda

------------------------

(1) Percent ownership is based on 17,926,826 shares of common stock outstanding on March 15, 1999, plus any shares issuable with respect to warrants held by the entity in question that may be exercised within 60 days after March 15, 1999.

(2) Robert A. Spass and Bradley E. Cooper, who are directors of Superior National, are officers of Capital Z, the ultimate general partner of IP II. In addition, Messrs. Spass and Cooper each owns 9.9% of the voting capital stock of Capital Z. No person or entity owns 10% or more of the voting capital stock of Capital Z. Messrs. Spass and Cooper each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of our common stock that are beneficially owned by IP II. Some members of our management are investors in an investment fund that is a limited partner of IP II.

(3) Includes 229,754 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of Superior National, are the President and a Vice President, respectively, of the ultimate general partner of IP Delaware. Mr. Spass owns 40% and Messrs. Gruber and Daniel L. Doctoroff each owns 30% of the voting capital stock of the ultimate general partner of IP Delaware. In addition, Messrs. Spass, Gruber, Doctoroff, and Bradley E. Cooper, a director of Superior National, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Delaware. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National," regarding restrictions on IP Delaware's ability to acquire additional equity securities of Superior National.

(4) Includes 93,206 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of Superior National, are the President and a Vice President, respectively, of the ultimate general partner of IP Bermuda. Robert A. Spass owns 40% and Messrs. Gruber and Doctoroff each owns 30% of the voting capital stock of the ultimate general partner of IP Bermuda. In addition, Messrs. Spass, Gruber, and Doctoroff and Bradley E. Cooper, a director of Superior National, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Bermuda. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Bermuda. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National," regarding restrictions on IP Bermuda's ability to acquire additional equity securities of Superior National.

(5) Represents warrants to purchase shares of common stock that are subject to a revocable agency relationship that IIA has with Centre Solutions and the limited partners and the general partner of International Insurance Investors, L.P. As agent, IIA has the revocable authority to exercise rights set forth in the warrants and to vote any shares of common stock issuable upon exercise of the warrants. Robert A. Spass, a director of Superior National, is an officer of IIA and, as such, has the authority to exercise these rights. See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National," regarding restrictions on IIA's ability to acquire additional equity securities of Superior National.

(6) Includes 186,406 shares issuable upon exercise of warrants. TJS Corporation and its controlling stockholder, sole director, and executive officer, Thomas J. Salvatore, are the general partners of TJS Management, L.P., the general partner of TJS. TJS Corporation, Mr. Salvatore, and TJS Management, L.P. exercise voting control and dispositive power over all warrants and shares of common stock owned by TJS and are the beneficial owners of all those securities. The information contained in this footnote is based, in part, on an Amendment No. 3 to Schedule 13D/A that was filed by TJS and others with the SEC in December 1998.

(7) Represents warrants to purchase 395,128 shares of common stock held by Centre Solutions and warrants to purchase 579,356 shares of common stock held by CentreLine. The warrants held by Centre Solutions are subject to IIA's revocable agency relationship, which is described in footnote 5 above. CentreLine is an affiliate of Centre Solutions. Steven D. Germain, who is a director of Superior National, is an officer and director of Centre Solutions and CentreLine. In addition to Mr. Germain, Scott Levine, Tara Leonard, and David A. Brown are directors of Centre Solutions and CentreLine. Messrs. Germain, Levine, and Brown and Ms. Leonard disclaim any beneficial interest in the warrants held by Centre Solutions and CentreLine and the shares of common stock issuable upon their exercise. However, as officers and/or directors of both Centre Solutions and CentreLine, they share voting and/or investment power over these securities (subject to IIA's agency relationship with respect to the warrants held by Centre Solutions). See "Certain Relationships and Related Transactions--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National," regarding restrictions on Centre Solution's and CentreLine's ability to acquire additional equity securities of Superior National. The reported number of shares issuable upon exercise of warrants does not include warrants to purchase 75,262 shares of common stock held by International Insurance Investors, L.P. (subject to IIA's revocable agency relationship) in reserve for the payment by Centre Solutions to IIA and Centre Re of their incentive fee under International Insurance Investors, L.P.'s investment advisory agreements with IIA and Centre Re.

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of our common stock on March 15, 1999 by (1) each director and the executive officers named in the Summary Compensation Table set forth under "Management--Executive Compensation" and (2) all directors and executive officers as a group.

                            OWNERSHIP OF MANAGEMENT

NAME                                                                                      SHARES     PERCENT(1)
--------------------------------------------------------------------------------------  ----------  -------------
William L. Gentz......................................................................     253,925(2)        1.14%
J. Chris Seaman.......................................................................     393,449(3)        2.18%
Arnold J. Senter......................................................................      39,730(4)           *
Thomas I. Boggs, Jr...................................................................      64,940(5)           *
Robert E. Nagle.......................................................................      28,315(6)           *
Thomas J. Jamieson....................................................................         300(7)           *
Gordon E. Noble.......................................................................       1,200            *
C. Len Pecchenino.....................................................................      14,250            *
Robert A. Spass.......................................................................      43,041(8)           *
Craig F. Schwarberg...................................................................       2,790(9)           *
Bradley E. Cooper.....................................................................      21,343 10)           *
Steven D. Germain.....................................................................     984,644 11)        5.21%
Steven B. Gruber......................................................................          -- 12)          --
Roger W. Gilbert......................................................................          --           --
Directors and Executive Officers as a Group (19 persons)..............................   1,860,667 13)        9.70%

------------------------

*   Less than 1%

(1) Percent ownership is based on the 17,926,826 shares of common stock outstanding on March 15, 1999, plus any shares issuable with respect to options or warrants held by the person in question that may be exercised within 60 days after March 15, 1999.

(2) Includes 58,585 shares issuable upon exercise of options that are exercisable within 60 days of March 15, 1999, and 37,356 shares of restricted stock awarded under our 1995 Plan, 27,331 of which remain subject to our repurchase right.

(3) Includes 58,795 shares issuable upon exercise of warrants and 66,747 shares issuable upon exercise of options, each of which is exercisable within 60 days of March 15, 1999, and 31,447 shares of restricted stock awarded under our 1995 Plan, 23,524 of which remain subject to our repurchase right.

(4) Includes 12,500 shares issuable upon exercise of options that are exercisable within 60 days of March 15, 1999, and 7,284 shares of restricted stock awarded under our 1995 Plan, all of which are subject to our repurchase right.

(5) Includes 17,054 shares issuable upon exercise of options that are exercisable within 60 days of March 15, 1999, and 9,375 shares of restricted stock awarded under our 1995 Plan, 6,234 of which remain subject to our repurchase right.

(6) Includes 4,911 shares issuable upon exercise of options that are exercisable within 60 days of March 15, 1999, and 1,500 shares of restricted stock awarded under our 1995 Plan, 1,162 of which remain subject to our repurchase right.

(7) Represents shares owned of record by Jaco Oil Company, which is controlled by Mr. Jamieson.

(8) Includes 8,000 shares of common stock owned directly by Mr. Spass. Also includes (1) warrants to purchase 32,825 shares of common stock held by Mr. Spass and (2) warrants to purchase 7,216 shares of common stock owned by Mr. Spass that are subject to IIA's revocable agency relationship, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table. Also see footnotes 2 through 5 of the same table for information on Mr. Spass' relationship to IP II, IP Delaware, IP Bermuda, and IIA.

(9) Represents warrants to purchase common stock that are subject to a revocable agency relationship with IIA, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table.

(10) Includes 4,000 shares of common stock owned directly by Mr. Cooper. Also includes (1) warrants to purchase 16,413 shares of common stock and (2) warrants to purchase 930 shares of common stock that are subject to a revocable agency relationship with IIA, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table. Also see footnotes 2, 3, and 4 of the same table for information on Mr. Cooper's relationship to IP II, IP Delaware and IP Bermuda.

(11) Includes (1) 8,400 shares of common stock owned directly, (2) 1,760 shares of common stock owned indirectly as custodian for the benefit of his children, (3) warrants to purchase 579,356 shares of common stock held by CentreLine, and (4) warrants to purchase 395,128 shares of common stock held by Centre Solutions, which are subject to IIA's revocable agency relationship. See footnotes 5 and 7 to the preceding "Certain Beneficial Owners" table for information on IIA's agency relationship and Mr. Germain's relationship to CentreLine and Centre Solutions. Mr. Germain disclaims any beneficial interest in the warrants held by CentreLine and Centre Solutions and the common stock issuable upon their exercise.

(12) See footnotes 3 and 4 to the preceding "Principal Beneficial Owners" table for information concerning Mr. Gruber's relationship to IP Delaware and IP Bermuda.

(13) Includes (1) 1,093,453 shares issuable upon exercise of warrants and (2) 165,547 shares issuable upon exercise of options, each of which are exercisable within 60 days of March 15, 1999. Also includes 86,962 shares of restricted stock awarded under our 1995 Plan, 65,535 of which remain subject to our repurchase right. See footnotes 2, 3, 4, 5, and 7 to the preceding "Principal Beneficial Owners" table for information on several of the directors' relationships to some of the principal beneficial owners of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH IIA

    Messrs. Spass and Cooper, who are directors of Superior National, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, who is a director of Superior National, is a former employee of IIA. We paid $250,000 to IIA during 1998 for investment banking and financial consulting services. We made this payment under a consulting agreement that we entered into with IIA in 1992. This agreement will terminate at the end of 1999.

TRANSACTIONS WITH AFFILIATES OF ZURICH, INCLUDING CENTRE RE

    Zurich, Centre Solutions, Centre Re, and CentreLine are affiliates of each other. Mr. Germain, who is a director of Superior National, is an officer and director of Centre Solutions, Centre Re, and CentreLine and an officer of Zurich.

FINANCING TRANSACTIONS

    Effective June 11, 1998, ZRNA, which is an affiliate of Zurich, advanced to SNIC $5.5 million of a reinsurance commutation amount to be paid to SNIC in July 1998. SNIC used the proceeds of the advance to purchase shares of our common stock from a director and for other investments. See "--Purchase of Common Stock by SNIC from Thomas J. Jamieson, Director." ZRNA received interest on the funds that it advanced at short-term borrowings rates.

REINSURANCE

    Under a 1993 aggregate excess of loss reinsurance contract, we owe Centre Re $45.0 million of funds withheld premiums, and Centre Re owes us $45.0 million of experience refunds, neither of which have been accruing interest or accreting since June 30, 1996. Because Superior National and Centre Re enjoy the right of offset under this contract, the two amounts offset to zero in the balance sheet. This contract has no further economic effect on either us or Centre Re, and we will neither receive from nor pay to Centre Re any cash at the future commutation date of the contract.

    Effective January 1, 1998, the terms of the ZRNA Quota-Share again were amended to increase the ceding commission to 27.5% for non-ZCIC policies and on ALE premium. The ceding commission on ZCIC policies remained at 20%. Further, the additional 2% of premium paid to ZCIC for its underwriting was eliminated. See "Business--Reinsurance."

    Effective July 1, 1998, SNIC and SPCC entered into an Aggregate Excess of Loss Agreement with ZRNA. SNIC and SPCC will cede to ZRNA $11.0 million of claim and allocated claim adjustment expenses for each 12-month period ended June 30, 1999 through June 30, 2001 to the extent SNIC's and SPCC's claim and allocated claim adjustment expenses exceed 105% of earned premium during this 12-month period. SNIC and SPCC paid ZRNA cash and securities with a fair market value of $15.6 million during 1998, and will pay ZRNA eight installments of $1.4 million at the beginning of each quarter beginning January 1, 1999. This agreement is accounted for as a deposit due to the absence of certain risk transfer factors under the terms of the agreement. SNIC and SPCC receive an interest credit from ZRNA on the premium paid, and will receive the balance of a notional experience account from ZRNA when the contract is commuted. The balance of the deposit at December 31, 1998 was $16.1 million, including advance reinsurance premiums of $2.8 million.

    Effective June 30, 1997, SNIC entered into a contract with ZRNA. ZRNA assumed $10.0 million of reserves associated with claims open for future medical payments from SNIC in consideration of $1.0 million in cash and the assignment of SNIC's rights of contribution and subrogation recoveries during the term of the contract. In 1997, the contract is accounted for as a deposit and no gain would be recognized until net cash payments from ZRNA are greater than SNIC's $1.0 million premium. Effective December 31, 1998, the contract was commuted and ZRNA paid SNIC $250,000 to commute and settle all obligations and liabilities associated with this contract.

    Effective October 1, 1998, SNIC entered into a contract with Centre Re under which SNIC assumed $30.0 million of property and casualty reserves from Centre Re in return for cash consideration of $28.9 million. The contract was commuted effective December 15, 1998, at which time SNIC paid Centre Re $30.5 million and Centre Re reassumed all of the reserves ceded to SNIC.

    Effective June 30, 1998, SNIC entered into an agreement with ZRNA to settle and commute all obligations and liabilities known and unknown associated with the ZRNA Quota-Share contract and its related Assumption of Liability Endorsement facility for the contract years incepting January 1, 1994 through 1997. ZRNA paid SNIC $5.6 million and SNIC reassumed from ZRNA all of its workers' compensation claim and allocated claim adjustment expense reserves previously ceded to ZRNA for contract years 1994 through 1997.

CLAIM SEVERITY MANAGEMENT PROGRAM

    Beginning December 31, 1997 the Company entered into agreements with Risk Enterprise Management Limited ("REM") and an affiliate of REM to provide the Claim Severity Management Program. REM is an affiliate of Zurich. The total costs of this program to us is expected to be approximately the same as our regular claim management functions would have cost us over the expected five-year life of the program. We believe our operating costs would have been similar had we not determined to pursue the program, while our claim severity risk has been reduced. See "Business--Claim Severity Management Program." In 1998 we paid an aggregate of $8.3 million to REM and its affiliate under the terms of the program.

SALE OF BICO; ISSUANCE OF WARRANTS

    In mid-December 1998, we sold BICO to Centre Solutions Holdings (Delaware) Limited ("Centre Holdings") for approximately $11.7 million. We arrived at the BICO purchase price by means of arm's length bargaining with Centre Holdings. BICO was a subsidiary of BIG, both of which we acquired in early December 1998. An additional $0.6 million of the purchase price was withheld by Centre Holdings and, subject to possible downward adjustments specified in the purchase agreement, will be paid to us in September 1999. Prior to the sale of BICO, under the terms of the Loss Portfolio Transfer and 100% Quota Share Reinsurance Contract among BICO, CalComp and SNIC, CalComp, as the reinsurer, assumed BICO's insurance business (excluding BICO's licenses and statutory capital) and liabilities, and received assets with the fair market value equal to the liabilities assumed. SNIC unconditionally guarantees the performance and payment of CalComp's obligations under this contract.

    As a condition to the sale of BICO, CalComp entered into a 100% Quota Share Reinsurance agreement with CIC (formerly BICO) under which CIC will provide Superior National with a "fronting" facility. See "Business--Reinsurance."

    Centre Holdings is an affiliate Zurich and Zurich is the owner of CentreLine and Centre Solutions, both of which have invested in our securities. In addition, several affiliates of Zurich are significant investors in IP II, IP Delaware and/or IP Bermuda. IP II, IP Delaware, and IP Bermuda purchased a significant percentage of the common stock we sold to finance our acquisition of BIG. See "--Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National" below.

    In December 1998, we issued warrants to purchase 205,520 shares of common stock to Zurich Centre Group Holdings Limited. The warrants have an exercise of $16.75 per share and expire on December 10, 2003. These warrants represented a portion of the warrants to purchase an aggregate of 734,000 shares of common stock that we simultaneously issued to IP Delaware and IP Bermuda in connection with our December 1998 sale of common stock to help fund our acquisition of BIG. See "Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of Superior National" below for additional information concerning these warrants.

PURCHASE OF COMMON STOCK BY SNIC FROM THOMAS J. JAMIESON, DIRECTOR

    Effective June 11, 1998, SNIC agreed to purchase an aggregate of 245,000 shares of our common stock from Thomas J. Jamieson, who is a director of Superior National, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The price per share paid was $21.00, for total consideration of $5,145,000. The closing sales price per share of common stock on June 10, 1998 was $22.88. The common stock purchased by SNIC is held as an investment on a GAAP basis. The Board of Directors, with disclosure of the conflicts of interest of Mr. Jamieson, and also Mr. Germain, due to ZRNA's advance of funds discussed above, unanimously approved SNIC's purchase of our common stock from Mr. Jamieson and Jaco Oil Company.

SALE OF COMMON STOCK TO THE IP PARTNERSHIPS AND LIMITATIONS ON RELATED PARTY
  CONTROL OF SUPERIOR NATIONAL

SALE OF COMMON STOCK TO THE IP PARTNERSHIPS

    In December 1998, we privately sold approximately $158 million of our common stock to IP II, IP Delaware, and IP Bermuda. At the same time we also completed our public rights offering under which we offered subscription rights to purchase our common stock to all of our stockholders (except for IP Delaware and IP Bermuda), warrant holders and to holders of our stock options and shares of restricted stock. Those directors and executive officers of Superior National who owned common stock and warrants, by virtue of these holdings, had the opportunity to purchase shares of common stock in the rights offering. These offerings provided a significant portion of the financing we needed to purchase BIG.

    Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some members of our management, including William L. Gentz, Arnold J. Senter, and J. Chris Seaman, are investors in an investment fund that is a limited partner of IP II.

    Mr. Spass and Steven B. Gruber, who is a director of Superior National, are executive officers of the ultimate general partner of IP Delaware and IP Bermuda. In addition, Messrs. Spass, Gruber, and Cooper own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda.

    The Board of Directors, without Messrs. Spass, Gruber, and Cooper, who disclosed their conflict of interest, withdrew from the discussion, and abstained from the voting, unanimously approved the terms of the sale of common stock to the IP partnerships.

    Under the terms of our stock offering to the IP partnerships, they agreed to purchase 5,611,940 shares of our common stock at $16.75 per share, for a total of $94.0 million. They also agreed to provide a standby commitment under which they would purchase up to an additional 6,328,358 shares of common stock at $16.75 per share in an amount of shares necessary to bring the total proceeds of the private sale to the IP partnerships and the public sale of common stock under the rights offering to $200.0 million. Our independent directors, on behalf of Superior National, negotiated the $16.75 subscription price and the terms of the stock purchase agreement governing the sale to the IP partnerships. Because the $16.75 price equaled the subscription price in the rights offering and this price was set with the intention of inducing participation by our stockholders, the $16.75 price represented a discount to the market price of our common stock at the time the price was determined.

    On December 10, 1998 the IP partnerships exercised their standby commitment, which, combined with the minimum number of shares of common stock they agreed to purchase, resulted in (1) IP II purchasing 5,276,960 shares of common stock for $88.4 million, (2) IP Delaware purchasing 2,949,594 shares of common stock for $49.4 million, and (3) IP Bermuda purchasing 1,196,588 shares of common stock for $20.0 million.

    On December 10, 1998 we paid a commitment fee to the IP partnerships in the form of warrants to purchase an aggregate of 734,000 shares of common stock at $16.75 per share for agreeing to provide the standby commitment. The warrants expire on December 10, 2003. IP II assigned the warrants it was entitled to receive to Zurich Centre Group Holdings Limited as compensation for its providing certain financing commitments to the IP partnerships under the stock purchase agreement. We paid this commitment fee by issuing (1) 229,754 warrants to IP Delaware, (2) 93,206 warrants to IP Bermuda, (3) 205,520 warrants to Zurich Centre Group Holdings Limited, and (4) 205,520 warrants to various principals and designees of the ultimate general partner of IP II. Robert A. Spass and Bradley
E. Cooper, who are directors of Superior National and officers and equity holders of that general partner, received 32,825 warrants and 16,413 warrants, respectively, from the general partner. See footnotes 2, 3 and 4 to the preceding "Principal Beneficial Owners" table for additional information concerning the relationship of Mssr. Spass, Gruber, and Cooper to IP Delaware, IP Bermuda, and IP II.

    In connection with our stock offering to the IP partnerships, we also entered into a Registration Rights Agreement under which we agreed to provide the IP partnerships and some of their affiliates with registration rights that allow them to require Superior National to prepare and file with the SEC registration statements under the Securities Act covering the public offer and sale of shares they hold and to use its best efforts to cause these registration statements to be declared effective. We also agreed under this agreement to provide these same stockholders with customary "piggyback" registration rights that allow them to register shares if and when Superior National proposes to sell any of its common stock to the public in a transaction registered under the Securities Act. This agreement superseded an earlier Registration Rights Agreement that we entered into in 1996 with IP Delaware and IP Bermuda that contained similar provisions.

    In addition, we paid to designees of the IP partnerships fees totaling $3.9 million in consideration of the IP partnerships providing us with the opportunity to undertake the BIG acquisition, originating a portion of the financing for the acquisition, and assisting us in negotiating the terms of the acquisition.

LIMITATIONS ON RELATED PARTIES CONTROL OF SUPERIOR NATIONAL

    The stock purchase agreement governing the terms of the stock sale to the IP partnerships contains, in addition to customary terms and provisions, including customary representations and warranties, covenants, and reciprocal indemnification provisions, several covenants by the IP partnerships that shall remain effective so long as the IP partnerships and their associates beneficially own an aggregate of 15% or more of our common stock on a diluted basis. As used in the stock purchase agreement, the term "associates" means CentreLine, Centre Re, Centre Solutions, IIA, and any person or entity that controls, is under common control with, or is controlled by any of the IP partnerships or those persons or entities, and all individuals who are officers, directors, or control persons of any those entities, including IP II, IP Delaware and IP Bermuda.

    Some of the covenants provide that:

1. The IP partnerships and their associates will not elect more than five directors or the highest number that is less than a majority of the Board of Directors.

2. The IP partnerships will not transfer any of their shares of our common stock except in specified types of transactions.

3. Except for the election of directors, with respect to any other vote of the stockholders of Superior National on a particular matter, if the aggregate number of all shares that are voted in like manner by the IP partnerships and their associates shall be greater than 35% of the total number of shares voted, then those votes that exceed the 35% threshold shall be voted in the same proportion as the other stockholders voted their shares with respect to that matter.

4.  With limited exceptions, the IP partnerships and their associates will not
    (a) acquire additional shares of our common stock, (b) enter into a business combination involving Superior National, (c) participate in any solicitation of proxies with respect to our common stock, or (d) participate in any group with respect to any of the foregoing.

    Covenant number 4 above may be waived by a two-third majority vote of (1) the directors not affiliated with the IP partnerships or their associates or (2) the stockholders other than the IP partnerships and their associates.

    This stock purchase agreement superseded a previous stock purchase agreement that we entered into in 1996 with IP Delaware, IP Bermuda, and others that contained similar covenants.

PARTICIPATION BY MANAGEMENT IN THE RIGHTS OFFERING

    In approving the rights offering to Superior National's stockholders described above, the Board of Directors decided to allow employees and consultants of Superior National who held stock options and shares of restricted stock to receive similar subscription rights. We distributed to these holders the same form of subscription right issued in the rights offering, including an identical $16.75 subscription price, except that each employee and consultant was required to agree that his or her rights were non-transferable.

    In addition, the Board of Directors authorized Superior National to lend funds to the participants sufficient to pay the purchase price for the common stock and any resulting tax liability if the participant signed a promissory note, and pledged to Superior National, as collateral, stock options, warrants and shares of common stock and restricted stock (including shares of common stock purchased in the rights offering). The amount of money that could be borrowed was limited to 66% of the total value of the collateral that was pledged. The value of a share of our common stock was based on an average of the closing sales price and the value of an option or warrant was equal to this value minus its exercise price. The annual interest rate on the promissory notes is 5.4% and accrued interest is payable on each December 31. The principal amount of each promissory note will be due in a lump sum on the earlier of December 10, 2008, or the date on which the borrower is no longer an employee or consultant of Superior National (unless his or her termination results from death or permanent disability, in which case the payment terms extend). The loan can be partially or entirely prepaid at any time without penalty.

    Under the terms of this pledge, if the amount outstanding under any promissory note (including interest) exceeds the value of the collateral, then the borrower is obligated to either prepay a portion of the promissory note or pledge additional securities as collateral, in either case, in an amount equal to the shortfall. If a borrower decides to sell any of the securities he or she has pledged as collateral, then a portion of the proceeds must be used to pay all accrued and unpaid interest and a percentage of the outstanding principal of the promissory note based upon the number of shares sold and the number of shares purchased with the promissory note. In addition, if a borrower should default under the terms of the pledge, which includes his or her ceasing to be an employee or consultant of Superior National (other than in the case of death or permanent disability), then Superior National shall have the right to sell all or any part of the pledged securities.

    Employees and consultants of Superior National purchased a total of 618,309 shares of common stock under this portion of the rights offering and borrowed a total of $10.4 million from Superior National to pay for them. All of the participants borrowed money from us and pledged to us a sufficient number of stock options, warrants and shares of our common stock and restricted stock. The following table provides information concerning our executive officers and their participation in this offering.

                        EXECUTIVE OFFICER PARTICIPATION

                                                                                            SHARES        AMOUNT
NAME                                                                                       PURCHASED     BORROWED
----------------------------------------------------------------------------------------  -----------  ------------
William L. Gentz........................................................................     120,000   $  2,010,000
J. Chris Seaman.........................................................................     193,828      3,246,619
Arnold J. Senter........................................................................      17,946        300,595
Thomas I. Boggs, Jr.....................................................................      35,191        589,449
Robert E. Nagle.........................................................................      17,920        300,160
Edward C. Shoop.........................................................................       3,592         60,166
Theresa A. Sealy........................................................................       1,106         17,018
Ronald J. Tonani........................................................................       1,698         28,442

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows, as Restated for the Years Ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES:

    Condensed Financial Information of Registrant, Superior National Insurance Group, Inc.

    Valuation and Qualifying Accounts and Reserves

    Supplemental Insurance Information

    Reinsurance

    Supplemental Property and Casualty Insurance Information

(a)(3)  EXHIBITS

  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT
-----------   ------------------------------------------------------------
    2.1       Purchase Agreement dated as of May 5, 1998 by and between
                FHC and Superior National(8)

    2.2       Purchase Agreement dated as of December 7, 1998 between
                Centre Solutions Holdings (Delaware) Limited and Superior
                National(11)

    3.1       Amended and Restated Certificate of Incorporation of
                Superior National, as currently in effect(11)

    3.2       Bylaws of Superior National, as currently in effect

    4.1       Amended and Restated Declaration of Trust of the Trust,
                dated as of December 3, 1997, including the Trust's
                Certificate of Trust and the forms of Trust Common
                Securities, Trust Preferred Securities, and Exchange Trust
                Preferred Securities(6)

    4.3       Senior Subordinated Indenture, including forms of the Senior
                Subordinated Notes and Exchange Senior Subordinated Notes, dated as of December 3, 1997, between Superior National and Wilmington Trust Company, as trustee, providing for the sale by Superior National to the Trust of the Senior
                Subordinated Notes(6)

    4.4       Guarantee Agreement, dated as of December 3, 1997, between
                Superior National and Wilmington Trust Company, as trustee, with respect to the Trust Preferred Securities(6)

    4.5       Guarantee Agreement with Respect to Common Securities, dated as of December 3, 1997, by Superior National(6)

    4.6       Form of Exchange Guarantee Agreement between Superior
                National and Wilmington Trust Company, as trustee, with respect to the Exchange Trust Preferred Securities(6)

    4.7       First Supplemental Indenture dated as of November 17, 1998 between Superior National and Wilmington Trust Company, as trustee(11)

  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT
-----------   ------------------------------------------------------------
              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

   10.1       Employment Agreement, dated June 1, 1997, by and between Mr.
                William L. Gentz, President and Chief Executive Officer, and Superior National(5)

   10.2       Employment Agreement, dated February 17, 1997, by and
                between Mr. Arnold J. Senter, Executive Vice President and
                Chief Operating Officer, and Superior National(3)

   10.3       Employment Agreement, dated June 1, 1997, by and between Mr.
                J. Chris Seaman, Executive Vice President and Chief
                Financial Officer, and Superior National(5)

   10.4       Letter Agreement dated September 8, 1997 governing the terms of employment of Edward C. Shoop, Senior Vice President and Chief Actuary

   10.5       Letter Agreement dated July 13, 1998 governing the terms of employment of Doris K.T. Lai, Vice President--Finance and
                Treasurer

   10.6       1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock
                Purchase Plan(2)

   10.7       1995 Stock Incentive Plan(2)

                         OTHER MATERIAL CONTRACTS

   10.8       Lease, dated 27th day of October 1988, by and between
                Corporate Center at Malibu Canyon, a California Limited
                Partnership and Superior National, relating to the lease of our home office and Calabasas Branch Facilities(1)

   10.9       Purchase warrant, dated as of the 30th of June 1994,
                entitling Centreline Reinsurance Limited to purchase
                579,356 shares of Common Stock(1)

   10.10      Form of Common Stock Purchase Warrant, held by those members of Superior National's management and other parties set forth on the schedule attached thereto, to purchase an aggregate of 1,566,465 shares of our common stock(6)

   10.11      Registration Rights Agreement, dated as of December 3, 1997, among Superior National, the Trust, and the Initial
                Purchasers named therein(6)

   10.12      Agreement with Prime Advisors regarding Investment
                Management Services provided to Superior National dated
                April 12, 1997(4)

   10.13      Agreement for Services between REM and SNIC, relating to the
                Claim Severity Management Program(7)

   10.14      Average Existing Claim Severity Agreement, effective
                December 31, 1997, between ZRNA and Superior Pacific(7)

   10.15      Stock Purchase Agreement, dated as of May 5, 1998, among
                Superior National, IP Delaware, IP Bermuda, and Capital Z
                Partners Ltd.(8)

   10.16      Form of Common Stock Purchase Warrant dated as of December
                10, 1998 held by those parties set forth on the schedule attached thereto, to purchase an aggregate of 734,000 shares of our common stock(8)

   10.17      Amended and Restated Registration Rights Agreement dated
                December 10, 1998 among Superior National, IP Delaware, IP
                Bermuda, and IP II(8)

   10.18      Retainer and Consulting Agreement dated as of December 31,
                1997 between Superior National, SNIC, SPCC, and REM(10)

  EXHIBIT
  NUMBER      DESCRIPTION OF DOCUMENT
-----------   ------------------------------------------------------------
   10.19      Workers' Compensation Quota Share Large Account Business
                Reinsurance Contract, effective February 1, 1998, issued
                to Superior National(10)

   10.20      Credit Agreement dated as of December 10, 1998 (the "Credit
                Agreement") among Superior National, various lending institutions and The Chase Manhattan Bank(11)

   10.21      Subsidiary Guaranty dated as of December 10, 1998 made by
                certain subsidiaries of Superior National in connection with the Credit Agreement(11)

   10.22      Pledge Agreement dated as of December 10, 1998 made by
                Superior National and certain subsidiaries of Superior
                National in connection with the Credit Agreement(11)

   10.23      Receivables Purchase and Sale Agreement dated as of December
                9, 1998 among CalComp, CBIC, CCIC, BICO and Insurance
                Funding LLC(11)

   10.24      Support Agreement dated as of December 9, 1998 by Superior
                National in favor of Insurance Funding LLC, EagleFunding
                Capital Corporation and BancBoston Robertson Stephens,
                Inc.(11)

   10.251     Receivables Purchase Agreement dated as of December 9, 1998 among Insurance Funding LLC, EagleFunding Capital
                Corporation, BancBoston Robertson Stephens, Inc. and
                Superior National(11)

   10.26      Loss Portfolio Transfer and 100% Quota Share Reinsurance
                Contract between BICO and CalComp(11)

   10.27      Aggregate Excess of Loss Reinsurance Agreement, dated as of
                September 3, 1998, between Inter-Ocean Reinsurance Company
                Ltd. and BIG acting solely on behalf of the following subsidiaries: CalComp, BICO, CBIC and CCIC(11)

   10.28      Master Lease Finance Agreement dated as of December 1, 1998 by and between BancBoston Leasing Inc. and BIG and its subsidiaries

   10.29      Commutation and Settlement Agreement, effective as of June
                30, 1998, by and between Superior National and ZRNA(10)

   11         Computation of Earnings per Share

   21         Subsidiaries of Superior National

   27         Financial Data Schedule

------------------------

 (1) Previously filed as an exhibit to Superior National's Registration Statement on Form 10, as filed with the SEC on May 1, 1995 (File No. 0-25984).

 (2) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 29, 1996.

 (3) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 10, 1997.

 (4) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the SEC on May 15, 1997.

 (5) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed with the SEC on November 13, 1997.

 (6) Previously filed as an exhibit to Superior National's and the Trust's Registration Statement on Form S-4 (Registration No. 333-43505) on December 30, 1997.

 (7) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

 (8) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 15, 1998.

 (9) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.

(10) Previously filed as an exhibit to Superior National's Registration Statement on Form S-1 (Registration No. 333-58579) on July 7, 1998.

(11) Previously filed as an exhibit to Superior National's Current Report on Form 8-K, as filed with the SEC on December 24, 1998.

(a)(4)

 (1) Current Report on Form 8-K, filed with the SEC on December 24, 1998, related to the acquisition of BIG.

 (2) Current Report on Form 8-K/A, as filed with the SEC on January 27, 1999, related to the acquisition of BIG.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1999            SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                By:             /s/ J. CHRIS SEAMAN
                                     -----------------------------------------
                                                  J. Chris Seaman
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Director, President and
     /s/ WILLIAM L. GENTZ         Chief Executive Officer
------------------------------    (Principal Executive        April 15, 1999
       William L. Gentz           Officer)

                                Director, Executive Vice
                                  President and Chief
     /s/ J. CHRIS SEAMAN          Financial Officer
------------------------------    (Principal Financial        April 15, 1999
       J. Chris Seaman            Officer and Accounting
                                  Officer)

    /s/ STEVEN D. GERMAIN
------------------------------  Director                      April 15, 1999
      Steven D. Germain

    /s/ THOMAS J. JAMIESON
------------------------------  Director                      April 15, 1999
      Thomas J. Jamieson

     /s/ GORDON E. NOBLE
------------------------------  Director                      April 15, 1999
       Gordon E. Noble

    /s/ C. LEN PECCHENINO
------------------------------  Director                      April 15, 1999
      C. Len Pecchenino

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ CRAIG F. SCHWARBERG
------------------------------  Director                      April 15, 1999
     Craig F. Schwarberg

     /s/ ROBERT A. SPASS
------------------------------  Director                      April 15, 1999
       Robert A. Spass

    /s/ BRADLEY E. COOPER
------------------------------  Director                      April 15, 1999
      Bradley E. Cooper

------------------------------  Director                      April   , 1999
       Steven B. Gruber

     /s/ ROGER W. GILBERT
------------------------------  Director                      April 15, 1999
       Roger W. Gilbert

                               GLOSSARY OF TERMS

DEFINED TERMS AND SELECTED INSURANCE TERMS

Admitted Assets..............................  Assets recognized and accepted by state insurance regulatory authorities for their
                                               purposes in determining the financial
                                               condition of an insurance company.

BIG..........................................  Business Insurance Group, Inc.

CalComp......................................  California Compensation Insurance Company, a
                                               wholly-owned subsidiary of SNIG.

CBIC.........................................  Combined Benefits Insurance Company, a
                                               wholly-owned subsidiary of SNIG.

CCIC.........................................  Commercial Compensation Insurance Company, a
                                               wholly-owned subsidiary of SNIG.

Centre Re....................................  Centre Reinsurance Limited.

Claim and Claim Adjustment Expenses..........  The estimated ultimate cost of claims, whether reported or unreported, charged
                                               against earnings when claims occur, including
                                               the estimated expenses of settling claims
                                               (claim adjustment expenses).

Claim and Claim Adjustment Expense Ratio.....  The ratio of claim and claim adjustment expenses to net premiums earned.

Combined Ratio...............................  The sum of the claim and claim adjustment expense ratio and the expense ratio for
                                               continuing operations. A combined ratio under
                                               100% generally indicates an underwriting
                                               profit, and a combined ratio over 100%
                                               generally indicates an underwriting loss.

Direct Premiums Written......................  Direct premiums written include all premiums arising from policies issued by the Company
                                               acting as primary insurance carrier, adjusted
                                               for any return or additional premiums arising
                                               from endorsements, cancellations, audits and
                                               retrospective rating plans.

DOI..........................................  California Department of Insurance.

Exchange Act.................................  Securities Exchange Act of 1934, as amended.

Expense Ratio................................  The ratio of commissions (net of reinsurance ceding commissions), policyholder dividends,
                                               and general and administrative expenses to
                                               net premiums earned.

GAAP.........................................  Generally Accepted Accounting Principles of
                                               the United States of America, including those
                                               set forth in: (i) the opinions and
                                               pronouncements of the Accounting Principles
                                               Board of the American Institute of Certified
                                               Public Accounts, (ii) statements and
                                               pronouncements of the Financial Accounting
                                               Standards Board, (iii) in such other
                                               statements by such other entity as approved
                                               by a significant segment of the accounting
                                               profession, and (iv) the rules and
                                               regulations of the SEC governing the
                                               inclusion of financial statements in periodic
                                               reports required to be filed pursuant to
                                               Section 13 of the Exchange Act, including
                                               opinions and pronouncements in staff
                                               accounting bulletins and similar written
                                               statements from the accounting staff of the
                                               SEC.

Gross Premiums Written.......................  Gross premiums written include all premiums arising from policies issued by the Company
                                               acting as primary insurance carrier and
                                               policies issued through fronting facilities,
                                               adjusted for any additional or return
                                               premiums arising from endorsements,
                                               cancellations, audits and retrospective
                                               rating plans.

IIA..........................................  International Insurance Advisors, Inc., a New
                                               York corporation.

IP Bermuda...................................  Insurance Partners Offshore (Bermuda), L.P.,
                                               a Bermuda limited partnership.

IP Delaware..................................  Insurance Partners, L.P., a Delaware limited partnership.

IP II........................................  Capital Z Financial Services Fund II, L.P.

NAIC.........................................  National Association of Insurance
                                               Commissioners.

Net Premiums Earned..........................  The portion of net premiums written applicable to the insurance coverage provided
                                               in any particular accounting period.

Net Premiums Written.........................  Premiums retained by an insurance company after deducting premiums on business
                                               reinsured with others.

P&C..........................................  Property and casualty.

Policy Acquisition Costs.....................  Agents' or brokers' commissions, premium taxes, marketing, underwriting, and other
                                               expenses associated with the production of
                                               premium.

Premium in Force.............................  Premium in force is the sum of the estimated annual gross written premiums for policies on
                                               which the Company is currently providing
                                               workers' compensation coverage.

Reinsurance..................................  An agreement whereby an insurer transfers
                                               ("cedes") a portion of the insurance risk to
                                               a reinsurer in exchange for the payment of a
                                               premium. Reinsurance can be effected by
                                               "treaties," which automatically cover all
                                               risks of a defined category, amount, and
                                               type, or by "facultative reinsurance," which
                                               is negotiated between an original insurer and
                                               the reinsurer on an individual,
                                               contract-by-contract basis.

REM..........................................  Risk Enterprise Management Limited, a
                                               Delaware corporation, an affiliate of Zurich.

SEC..........................................  Securities and Exchange Commission.

Securities Act...............................  Securities Act of 1933, as amended.

SNIC.........................................  Superior National Insurance Company, a
                                               wholly-owned insurance subsidiary of SNIG.

SNIG.........................................  Superior National Insurance Group, Inc., a
                                               Delaware corporation, the holding company of
                                               SPIG, BIG, SNIC, SPCC, CalComp, CBIC, and
                                               CCIC.

SPCC.........................................  Superior Pacific Casualty Company, a wholly-
                                               owned insurance subsidiary of SNIG.

Statutory Accounting Practices ("SAP").......  An accounting method prescribed or permitted by state insurance regulators. The more
                                               significant differences from GAAP are: (a)
                                               premium income is taken into operations over
                                               the periods covered by the policies, whereas
                                               the related acquisition and commission costs
                                               are expensed when incurred; (b) deferred
                                               income taxes are not recognized; (c) certain
                                               assets such as agents' balances over ninety
                                               days due and prepaid expenses are nonadmitted
                                               assets for statutory reporting purposes; (d)
                                               policyholder dividends are accrued when
                                               declared; (e) the cash flow statement is not
                                               consistent with classifications and the
                                               presentation under GAAP; (f) bonds are
                                               recorded at amortized cost, regardless of
                                               trading activities; (g) loss and loss
                                               adjustment expense reserves and unearned
                                               premium reserves are stated net of
                                               reinsurance; and (h) minimum statutory
                                               reserves for losses in excess of the
                                               Company's estimates are required.

Superior National............................  SNIG and its subsidiaries.

Triennial Examination........................  A regularly scheduled triennial review of the operations and financial condition of a
                                               regulated California insurance company by the
                                               DOI as required under various provisions of
                                               the California Insurance Code.

Underwriting.................................  The process whereby an insurer reviews applications submitted for insurance
                                               coverage, determines whether it will accept
                                               all or part of the coverage requested, and
                                               determines the premiums to be charged.

Underwriting Expenses........................  The aggregate of commissions and other policy acquisition costs, as well as the portion of
                                               administrative, general, and other expenses
                                               attributable to the underwriting operations.

Underwriting Profit (Loss)...................  The excess (deficiency) resulting from the difference between net premiums earned and
                                               the sum of claim and claim adjustment
                                               expenses, underwriting expenses, and
                                               policyholder dividends.

Unpaid Claim and Claim Adjustment Expenses...  An estimate of claims that have occurred, both reported and unreported (including claim
                                               adjustment expenses), and have been charged
                                               against earnings but remain unpaid.

WCIRB........................................  California Workers' Compensation Insurance
                                               Rating Bureau.

ZRNA.........................................  Zurich Reinsurance (North America), Inc., a
                                               Connecticut corporation, an affiliate of
                                               Zurich.

ZCIC.........................................  ZC Insurance Company, an affiliate of Zurich.

Zurich.......................................  Zurich Reinsurance Centre Holdings, Inc., a
                                               Delaware corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                                                                                               PAGE
                                                                                                             ---------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................        F-1
INDEPENDENT AUDITORS' REPORT...............................................................................        F-2
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................        F-3
  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...............        F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997
    and 1996...............................................................................................        F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...............        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7
FINANCIAL STATEMENTS SCHEDULES:
  Schedule I: Condensed Financial Information of Registrant, Superior National Insurance Group, Inc........       F-43
  Schedule II: Valuation and Qualifying Accounts and Reserves..............................................       F-47
  Schedule V: Supplemental Insurance Information, Reinsurance and Supplemental Property and Casualty
    Insurance Information..................................................................................       F-48

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior National Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Los Angeles, California
April 6, 1999

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                                                      1998
                                                                                                                   ----------
                                                                                                                      (IN
                                                                                                                   THOUSANDS,
                                                                                                                     EXCEPT
                                                                                                                     SHARE
                                                                                                                     DATA)
                                                           ASSETS
Investments:
  Fixed Maturities
    Available-for-sale, at market (cost: 1998, $539,557; 1997, $203,373).........................................  $  541,678
  Equity securities, at market (cost: 1998, 1,634; 1997, $1,356).................................................       1,544
  Short-term investments, at cost................................................................................       7,343
  Other Investments--Related Party...............................................................................          50
                                                                                                                   ----------
      TOTAL INVESTMENTS..........................................................................................     550,615
Cash and cash equivalents (restricted cash: 1998, $34,713; 1997, $651)...........................................     316,786
Reinsurance recoverable:
  Paid claim and claim adjustment expenses.......................................................................      14,429
  Unpaid claim and claim adjustment expenses
    Related party................................................................................................      10,749
    Other........................................................................................................     226,841
Reinsurance recoverable on loss reserve guarantee................................................................     175,000
Premiums receivable
    Related party................................................................................................       5,464
    Other........................................................................................................      69,787
    Allowance for doubtful accounts..............................................................................     (18,941)
Earned but unbilled premiums receivable..........................................................................      22,540
Accrued investment income........................................................................................       6,140
Deferred policy acquisition costs................................................................................      17,136
Deferred income taxes............................................................................................      49,049
Funds held by reinsured
    Related party................................................................................................      32,732
    Other........................................................................................................       7,000
Receivable from a related party reinsurer........................................................................      16,075
Prepaid reinsurance premiums
    Related party................................................................................................       1,077
    Other........................................................................................................      19,690
Goodwill.........................................................................................................      33,821
Investments withheld from reinsurer..............................................................................     123,863
Prepaid and other assets
    Related party................................................................................................       8,490
    Other........................................................................................................      31,299
                                                                                                                   ----------
      TOTAL ASSETS...............................................................................................  $1,719,642
                                                                                                                   ----------
                                                                                                                   ----------
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Claim and claim adjustment expenses
    Related party................................................................................................     118,690
    Other........................................................................................................     957,516
  Unearned premiums
    Related party................................................................................................       7,644
    Other........................................................................................................      45,284
  Reinsurance payable
    Related party................................................................................................         724
    Other........................................................................................................      28,537
  Long-term debt.................................................................................................     105,820
  Policyholder dividends.........................................................................................       9,635
  Capital lease obligation.......................................................................................       6,035
  Discontinued operations liability..............................................................................       8,151
  Payable to purchaser of receivables............................................................................      34,474
  Accounts payable and other liabilities
    Related party................................................................................................      24,364
    Other........................................................................................................      47,722
                                                                                                                   ----------
      TOTAL LIABILITIES..........................................................................................   1,394,596
Company-Obligated Trust Preferred Securities of Subsidiary Trust Holding Solely Senior Subordinated Notes of
  SNIG; $1,000 face per share; issued and outstanding 105,000 shares in 1998 and 1997............................     101,084
                                                    STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 40,000,000 shares in 1998 and 25,000,000 shares in 1997; issued
  17,907,314 shares in 1998 and 5,871,279 shares in 1997.........................................................         177
Paid-in capital excess of par....................................................................................     228,512
Unrealized gain on investments, net of taxes.....................................................................       1,320
Paid-in capital--warrants........................................................................................       2,206
Retained earnings................................................................................................       8,382
Unearned compensation............................................................................................      (1,107)
Less: Notes receivable from subscribed stock.....................................................................     (10,385)
Less: 245,000 shares of treasury stock at cost...................................................................      (5,143)
                                                                                                                   ----------
      NET STOCKHOLDERS' EQUITY...................................................................................     223,962
                                                                                                                   ----------
      TOTAL LIABILITIES, PREFERRED SECURITIES AND NET STOCKHOLDERS' EQUITY.......................................  $1,719,642
                                                                                                                   ----------
                                                                                                                   ----------


                                                           ASSETS
Investments:
  Fixed Maturities
    Available-for-sale, at market (cost: 1998, $539,557; 1997, $203,373).........................................  $ 205,214

  Equity securities, at market (cost: 1998, 1,634; 1997, $1,356).................................................      1,526

  Short-term investments, at cost................................................................................      6,634

  Other Investments--Related Party...............................................................................         --

                                                                                                                   ---------

      TOTAL INVESTMENTS..........................................................................................    213,374

Cash and cash equivalents (restricted cash: 1998, $34,713; 1997, $651)...........................................     28,742

Reinsurance recoverable:
  Paid claim and claim adjustment expenses.......................................................................      3,927

  Unpaid claim and claim adjustment expenses
    Related party................................................................................................     13,011

    Other........................................................................................................     36,144

Reinsurance recoverable on loss reserve guarantee................................................................         --

Premiums receivable
    Related party................................................................................................        304

    Other........................................................................................................     24,860

    Allowance for doubtful accounts..............................................................................       (800)

Earned but unbilled premiums receivable..........................................................................     12,524

Accrued investment income........................................................................................      2,661

Deferred policy acquisition costs................................................................................      5,879

Deferred income taxes............................................................................................     25,104

Funds held by reinsured
    Related party................................................................................................      5,152

    Other........................................................................................................         --

Receivable from a related party reinsurer........................................................................         --

Prepaid reinsurance premiums
    Related party................................................................................................      1,158

    Other........................................................................................................        440

Goodwill.........................................................................................................     35,887

Investments withheld from reinsurer..............................................................................         --

Prepaid and other assets
    Related party................................................................................................         --

    Other........................................................................................................     21,106

                                                                                                                   ---------

      TOTAL ASSETS...............................................................................................  $ 429,473

                                                                                                                   ---------

                                                                                                                   ---------

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Claim and claim adjustment expenses
    Related party................................................................................................      4,879

    Other........................................................................................................    196,376

  Unearned premiums
    Related party................................................................................................        514

    Other........................................................................................................     12,399

  Reinsurance payable
    Related party................................................................................................      1,736

    Other........................................................................................................      1,676

  Long-term debt.................................................................................................         30

  Policyholder dividends.........................................................................................      1,370

  Capital lease obligation.......................................................................................      7,626

  Discontinued operations liability..............................................................................     12,904

  Payable to purchaser of receivables............................................................................         --

  Accounts payable and other liabilities
    Related party................................................................................................        219

    Other........................................................................................................     28,649

                                                                                                                   ---------

      TOTAL LIABILITIES..........................................................................................    268,378

Company-Obligated Trust Preferred Securities of Subsidiary Trust Holding Solely Senior Subordinated Notes of
  SNIG; $1,000 face per share; issued and outstanding 105,000 shares in 1998 and 1997............................    101,277

                                                    STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 40,000,000 shares in 1998 and 25,000,000 shares in 1997; issued
  17,907,314 shares in 1998 and 5,871,279 shares in 1997.........................................................         59

Paid-in capital excess of par....................................................................................     34,242

Unrealized gain on investments, net of taxes.....................................................................      1,327

Paid-in capital--warrants........................................................................................      2,206

Retained earnings................................................................................................     21,984

Unearned compensation............................................................................................         --

Less: Notes receivable from subscribed stock.....................................................................         --

Less: 245,000 shares of treasury stock at cost...................................................................         --

                                                                                                                   ---------

      NET STOCKHOLDERS' EQUITY...................................................................................     59,818

                                                                                                                   ---------

      TOTAL LIABILITIES, PREFERRED SECURITIES AND NET STOCKHOLDERS' EQUITY.......................................  $ 429,473

                                                                                                                   ---------

                                                                                                                   ---------


          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                            1998       1997
                                                                                                          ---------  ---------
                                                                                                             (IN THOUSANDS,
                                                                                                                 EXCEPT
                                                                                                            PER SHARE DATA)
REVENUES:
  Gross premiums written
    Related party.......................................................................................  $  10,886  $   6,823
    Other...............................................................................................    181,184    152,529
  Ceded premiums written
    Related party.......................................................................................    (12,604)   (12,334)
    Other...............................................................................................    (99,771)   (10,089)
                                                                                                          ---------  ---------
  Net premiums written..................................................................................     79,695    136,929
  Net change in unearned premiums
    Related party.......................................................................................        548        (50)
    Other...............................................................................................      6,846      4,041
                                                                                                          ---------  ---------
  Net premiums earned...................................................................................     87,089    140,920
  Net investment income.................................................................................     16,236     12,674
                                                                                                          ---------  ---------
      TOTAL REVENUES....................................................................................    103,325    153,594
                                                                                                          ---------  ---------
EXPENSES:
  Gross claim and claim adjustment expense
    Related party.......................................................................................     13,769      4,878
    Other...............................................................................................    361,269    117,952
  Ceded claim and claim adjustment expense
    Related party.......................................................................................    (11,217)   (10,574)
    Other...............................................................................................   (120,479)   (21,809)
                                                                                                          ---------  ---------
  Net claim and claim adjustment expense................................................................    243,342     90,447
                                                                                                          ---------  ---------
  Reinsurance recovery on loss reserve guarantee........................................................   (175,000)        --
  Gross commissions expense
    Related party.......................................................................................      2,710      1,556
    Other...............................................................................................     22,735     17,150
  Ceded commissions expense
    Related party.......................................................................................     (3,372)    (2,741)
    Other...............................................................................................    (31,415)    (2,127)
                                                                                                          ---------  ---------
  Net commissions (income) expense......................................................................     (9,342)    13,838
                                                                                                          ---------  ---------
  Policyholder dividends................................................................................      1,158         --
  Interest
    Related party.......................................................................................        222        374
    Other...............................................................................................      1,102      5,961
  General and administrative
    Underwriting
      Related party.....................................................................................     (3,217)       301
      Other.............................................................................................     50,739     23,556
  Loss on termination of financing transaction with a related party reinsurer...........................         --     15,699
  Other
    Related party.......................................................................................       (682)        --
    Other...............................................................................................      2,747      1,856
                                                                                                          ---------  ---------
      TOTAL EXPENSES....................................................................................    111,069    152,032
                                                                                                          ---------  ---------
Income (loss) before income taxes, preferred securities dividends and accretion, and extraordinary
  items.................................................................................................     (7,744)     1,562
Income tax expense (benefit)............................................................................     (1,499)     1,099
                                                                                                          ---------  ---------
Income (loss) before preferred securities dividends and accretion, and extraordinary items..............     (6,245)       463
Preferred Securities dividends and accretion, net of income tax benefit of $1,260, and $858 in 1997 and
  1996 respectively.....................................................................................         --     (2,445)
Trust Preferred Securities dividends and accretion, net of income tax benefit of $3,962 and $321 in 1998
  and 1997 respectively.................................................................................     (7,357)      (624)
Extraordinary loss on retirement of long-term debt, net of income tax benefit of $762 in 1997...........         --     (1,480)
Extraordinary loss on redemption of Pac Rim's outstanding debentures, net of income tax benefit of $327
  in 1997...............................................................................................         --       (635)
Extraordinary loss on retirement of preferred securities, net of income tax benefit of $134 in 1997.....         --       (259)
Extraordinary loss on early retirement of Imperial Bank loan net of income tax benefit of $83 in 1997...         --       (161)
                                                                                                          ---------  ---------
      NET INCOME (LOSS).................................................................................  $ (13,602) $  (5,141)
                                                                                                          ---------  ---------
                                                                                                          ---------  ---------
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before preferred securities dividends and accretion, and extraordinary Items............  $   (0.92) $    0.09
  Preferred securities dividends and accretion..........................................................      (1.09)     (0.58)
  Extraordinary items...................................................................................         --      (0.49)
                                                                                                          ---------  ---------
      NET INCOME (LOSS).................................................................................  $   (2.01) $   (0.98)
                                                                                                          ---------  ---------
                                                                                                          ---------  ---------
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before preferred securities dividends and accretion, and extraordinary Items............  $   (0.92) $    0.07
  Preferred securities dividends and accretion..........................................................      (1.09)     (0.44)
  Extraordinary items...................................................................................         --      (0.37)
                                                                                                          ---------  ---------
      NET INCOME (LOSS).................................................................................  $   (2.01) $   (0.74)
                                                                                                          ---------  ---------
                                                                                                          ---------  ---------

                                                                                                            1996
                                                                                                          ---------

REVENUES:
  Gross premiums written
    Related party.......................................................................................  $   2,877
    Other...............................................................................................     96,405
  Ceded premiums written
    Related party.......................................................................................     (9,309)
    Other...............................................................................................     (2,258)
                                                                                                          ---------
  Net premiums written..................................................................................     87,715
  Net change in unearned premiums
    Related party.......................................................................................         68
    Other...............................................................................................        865
                                                                                                          ---------
  Net premiums earned...................................................................................     88,648
  Net investment income.................................................................................      7,769
                                                                                                          ---------
      TOTAL REVENUES....................................................................................     96,417
                                                                                                          ---------
EXPENSES:
  Gross claim and claim adjustment expense
    Related party.......................................................................................      2,263
    Other...............................................................................................     59,439
  Ceded claim and claim adjustment expense
    Related party.......................................................................................     (7,118)
    Other...............................................................................................      1,054
                                                                                                          ---------
  Net claim and claim adjustment expense................................................................     55,638
                                                                                                          ---------
  Reinsurance recovery on loss reserve guarantee........................................................         --
  Gross commissions expense
    Related party.......................................................................................        633
    Other...............................................................................................     11,823
  Ceded commissions expense
    Related party.......................................................................................     (2,030)
    Other...............................................................................................         --
                                                                                                          ---------
  Net commissions (income) expense......................................................................     10,426
                                                                                                          ---------
  Policyholder dividends................................................................................     (5,927)
  Interest
    Related party.......................................................................................          4
    Other...............................................................................................      7,523
  General and administrative
    Underwriting
      Related party.....................................................................................      5,606
      Other.............................................................................................     18,106
  Loss on termination of financing transaction with a related party reinsurer...........................         --
  Other
    Related party.......................................................................................         --
    Other...............................................................................................       (186)
                                                                                                          ---------
      TOTAL EXPENSES....................................................................................     91,190
                                                                                                          ---------
Income (loss) before income taxes, preferred securities dividends and accretion, and extraordinary
  items.................................................................................................      5,227
Income tax expense (benefit)............................................................................      1,597
                                                                                                          ---------
Income (loss) before preferred securities dividends and accretion, and extraordinary items..............      3,630
Preferred Securities dividends and accretion, net of income tax benefit of $1,260, and $858 in 1997 and
  1996 respectively.....................................................................................     (1,667)
Trust Preferred Securities dividends and accretion, net of income tax benefit of $3,962 and $321 in 1998
  and 1997 respectively.................................................................................         --
Extraordinary loss on retirement of long-term debt, net of income tax benefit of $762 in 1997...........         --
Extraordinary loss on redemption of Pac Rim's outstanding debentures, net of income tax benefit of $327
  in 1997...............................................................................................         --
Extraordinary loss on retirement of preferred securities, net of income tax benefit of $134 in 1997.....         --
Extraordinary loss on early retirement of Imperial Bank loan net of income tax benefit of $83 in 1997...         --
                                                                                                          ---------
      NET INCOME (LOSS).................................................................................  $   1,963
                                                                                                          ---------
                                                                                                          ---------
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before preferred securities dividends and accretion, and extraordinary Items............  $    1.06
  Preferred securities dividends and accretion..........................................................      (0.49)
  Extraordinary items...................................................................................         --
                                                                                                          ---------
      NET INCOME (LOSS).................................................................................  $    0.57
                                                                                                          ---------
                                                                                                          ---------
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before preferred securities dividends and accretion, and extraordinary Items............  $    0.75
  Preferred securities dividends and accretion..........................................................      (0.34)
  Extraordinary items...................................................................................         --
                                                                                                          ---------
      NET INCOME (LOSS).................................................................................  $    0.41
                                                                                                          ---------
                                                                                                          ---------

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                                              ACCUMULATED OTHER
                                                                                                                COMPREHENSIVE
                                                                         COMMON                                 INCOME (LOSS)
                                                                          STOCK                    NOTES     -------------------
                                                                         PAID-IN                RECEIVABLE       UNREALIZED
                                               NUMBER OF     COMMON      CAPITAL                   FROM          GAIN (LOSS)
                                                SHARES        STOCK      EXCESS     TREASURY    SUBSCRIBED           ON
                                              OUTSTANDING   PAR VALUE    OF PAR       STOCK        STOCK         INVESTMENTS
                                              -----------  -----------  ---------  -----------  -----------  -------------------
Balance at December 31, 1995................   3,430,373    $      34   $  15,909   $      --    $      --        $     169
Comprehensive income
Net Income..................................                                               --           --               --
Other comprehensive
Unrealized loss on available-for-sale
  investments arising during period, net of
  income tax benefit of $149................                                                                           (290)
Unrealized loss on equity securities arising
  during period, net of income tax benefit
  of $10....................................                                                                            (19)
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $12............................                                                                            (22)
Other comprehensive income, net of tax......
Comprehensive income........................
Common stock issued.........................          --           --          --          --           --               --
Stock issued under a stock option plan......       3,100           --          12          --           --               --
Common stock issued under stock incentive
  plan......................................      13,019           --          67          --           --               --
                                              -----------       -----   ---------  -----------  -----------          ------
Balance at December 31, 1996................   3,446,492           34      15,988          --           --             (162)
                                              -----------       -----   ---------  -----------  -----------          ------
Comprehensive income (loss)
Net (loss)..................................          --           --          --          --           --               --
Other comprehensive
Unrealized gain on available- for-sale
  investments arising during period, net of
  income tax expense of $715................                                                                          1,390
Unrealized gain on equity securities arising
  during period, net of income tax expense
  of $67....................................                                                                            129
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $15............................                                                                            (30)
Other comprehensive income, net of tax......
Comprehensive (loss)........................
Common stock issued.........................   2,390,438           24      17,976          --           --               --
Stock issued under a stock option plan......      22,127            1         104          --           --               --
Common stock issued under stock incentive
  plan......................................      12,222           --         174          --           --               --
                                              -----------       -----   ---------  -----------  -----------          ------
Balance at December 31, 1997................   5,871,279           59      34,242          --           --            1,327
                                              -----------       -----   ---------  -----------  -----------          ------
Comprehensive income (loss)
Net (loss)..................................          --           --          --          --           --               --
Other comprehensive
Unrealized gain on available-for-sale
  investments arising during period, net of
  income tax expense of $732................                                                                          1,307
Unrealized loss on equity securities arising
  during period, net of income tax benefit
  of $56....................................                                                                           (109)
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $649...........................                                                                         (1,205)
Other comprehensive income, net of tax......
Comprehensive (loss)........................
Common stock issued.........................  11,945,385          119     192,888          --           --               --
Stock issued under a stock option plan......       6,970           --          44          --           --               --
Common stock issued under stock incentive
  plan......................................      83,680            1       1,338          --           --               --
Notes receivable from subscribed stock......          --           --          --          --      (10,385)              --
Purchase of treasury stock from director....    (245,000)          (2)         --      (5,143)          --               --
                                              -----------       -----   ---------  -----------  -----------          ------
Balance at December 31, 1998................  17,662,314    $     177   $ 228,512   $  (5,143)   $ (10,385)       $   1,320
                                              -----------       -----   ---------  -----------  -----------          ------
                                              -----------       -----   ---------  -----------  -----------          ------


                                                PAID IN    COMPREHENSIVE                                TOTAL
                                               CAPITAL--       (LOSS)      RETAINED     UNEARNED     STOCKHOLDERS'
                                               WARRANTS        INCOME      EARNINGS   COMPENSATION      EQUITY
                                              -----------  --------------  ---------  -------------  ------------
Balance at December 31, 1995................   $   2,206                   $  25,162    $      --     $   43,480
Comprehensive income
Net Income..................................          --     $    1,963        1,963           --          1,963
                                                           --------------
Other comprehensive
Unrealized loss on available-for-sale
  investments arising during period, net of
  income tax benefit of $149................                                                                (290)
Unrealized loss on equity securities arising
  during period, net of income tax benefit
  of $10....................................                                                                 (19)
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $12............................                                                                 (22)
                                                           --------------
Other comprehensive income, net of tax......                       (331)
                                                           --------------
Comprehensive income........................                      1,632
                                                           --------------
Common stock issued.........................          --                          --           --             --
Stock issued under a stock option plan......          --                          --           --             12
Common stock issued under stock incentive
  plan......................................          --                          --           --             67
                                              -----------                  ---------  -------------  ------------
Balance at December 31, 1996................       2,206                      27,125           --         45,191
                                              -----------                  ---------  -------------  ------------
Comprehensive income (loss)
Net (loss)..................................          --         (5,141)      (5,141)          --         (5,141)
                                                           --------------
Other comprehensive
Unrealized gain on available- for-sale
  investments arising during period, net of
  income tax expense of $715................                                                               1,390
Unrealized gain on equity securities arising
  during period, net of income tax expense
  of $67....................................                                                                 129
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $15............................                                                                 (30)
                                                           --------------
Other comprehensive income, net of tax......                      1,489
                                                           --------------
Comprehensive (loss)........................                     (3,652)
                                                           --------------
Common stock issued.........................          --                          --           --         18,000
Stock issued under a stock option plan......          --                          --           --            105
Common stock issued under stock incentive
  plan......................................          --                          --           --            174
                                              -----------                  ---------  -------------  ------------
Balance at December 31, 1997................       2,206                      21,984           --         59,818
                                              -----------                  ---------  -------------  ------------
Comprehensive income (loss)
Net (loss)..................................          --     $  (13,602)     (13,602)          --        (13,602)
                                                           --------------
Other comprehensive
Unrealized gain on available-for-sale
  investments arising during period, net of
  income tax expense of $732................                                                               1,307
Unrealized loss on equity securities arising
  during period, net of income tax benefit
  of $56....................................                                                                (109)
Less: reclassification adjustments for gains
  included in net income, net of income tax
  benefit of $649...........................                                                              (1,205)
                                                           --------------
Other comprehensive income, net of tax......                         (7)
                                                           --------------
Comprehensive (loss)........................                 $  (13,609)
                                                           --------------
                                                           --------------
Common stock issued.........................          --                          --           --        193,007
Stock issued under a stock option plan......          --                          --           --             44
Common stock issued under stock incentive
  plan......................................          --                          --       (1,107)           232
Notes receivable from subscribed stock......          --                          --           --        (10,385)
Purchase of treasury stock from director....          --                          --           --         (5,145)
                                              -----------                  ---------  -------------  ------------
Balance at December 31, 1998................   $   2,206                   $   8,382    $  (1,107)    $  223,962
                                              -----------                  ---------  -------------  ------------
                                              -----------                  ---------  -------------  ------------

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                                 1998       1997
                                                                                                               ---------  ---------
                                                                                                                   (AMOUNTS IN
                                                                                                                    THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................................................................  $ (13,602) $  (5,141)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization of bonds and preferred stock................................................................     (1,231)    (1,073)
    Amortization of investments withheld from reinsurer......................................................         42         --
    Amortization of long-term debt...........................................................................         --         68
    Amortization of capital lease obligation.................................................................     (1,591)        --
    (Gain) loss on sale of investments.......................................................................     (1,854)        98
    Gain on sale of Centre Re investments....................................................................         --         --
    Amortization and write-off of goodwill...................................................................      7,957      1,039
    Loss on termination of financing transaction with a related party reinsurer..............................         --     15,699
    Extraordinary loss.......................................................................................         --      2,535
    Interest expense on long-term debt.......................................................................        596      3,581
    Preferred securities dividends and accretion.............................................................      7,360      3,069
    Increase in paid reinsurance recoverable.................................................................    (10,502)    (3,639)
    Decrease (increase) in unpaid reinsurance recoverable--related party.....................................      2,262     (3,714)
    (Increase) decrease in unpaid reinsurance recoverable--other.............................................   (243,938)   (16,436)
    Decrease in investments withheld from a related party reinsurer..........................................         --         --
    Increase in premiums receivable--related party...........................................................     (5,160)      (304)
    (Increase) decrease in premiums receivable--other........................................................    (11,620)    (1,544)
    Increase in premiums receivable--allowance for doubtful accounts.........................................         --         --
    Decrease (increase) in earned but unbilled premiums receivable...........................................      3,900     (3,131)
    Decrease (increase) in accrued investment income.........................................................      2,764       (986)
    Decrease (increase) in deferred policy acquisition costs.................................................     10,539     (2,837)
    (Increase) decrease in deferred taxes....................................................................     (1,758)     1,095
    Increase in funds held by reinsured--related party.......................................................    (27,579)    (3,204)
    Increase in funds held by reinsured--other...............................................................     (7,000)        --
    Increase in receivable from a related party reinsurer....................................................         --         --
    (Decrease) increase in prepaid reinsurance premiums--related party.......................................         81       (119)
    Increase in prepaid reinsurance premiums--other..........................................................     (2,600)    (2,287)
    Increase in investments withheld from reinsurer..........................................................    (11,946)        --
    Increase in other assets--related party..................................................................     (8,490)        --
    (Increase) decrease in other assets--other...............................................................     (5,616)     1,637
    Increase in claim and claim adjustment expense reserves--related party...................................    113,811      2,918
    Increase (decrease) in claim and claim adjustment expense reserves--other................................     44,564    (27,441)
    Increase in unearned premium reserves--related party.....................................................      7,130        168
    Decrease in unearned premium reserves--other.............................................................    (12,201)    (3,816)
    (Decrease) increase in reinsurance payable--related party................................................     (1,012)       960
    Increase (decrease) in reinsurance payable--other........................................................      1,041      1,578
    Increase (decrease) in policyholder dividends payable....................................................        755         --
    Increase in accounts payable and other liabilities--related party........................................     24,145         89
    (Decrease) increase in accounts payable and other liabilities--other.....................................     (9,048)   (11,232)
                                                                                                               ---------  ---------
    Total adjustments........................................................................................   (136,199)   (47,229)
                                                                                                               ---------  ---------
      Net cash used in operating activities..................................................................   (149,801)   (52,370)
                                                                                                               ---------  ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital--stock options taken.....................................................................        276        279
    Proceeds from issuance of common stock...................................................................    193,007     18,000
    Proceeds from Trust Preferred Securities net of $3.7 million issuance costs..............................         --    101,272
    Long-term debt--Chase Manhattan Bank, net of $4.8 million issuance costs.................................    105,194     41,257
    Retirement of long-term debt--Chase Manhattan Bank.......................................................         --    (44,000)
    Retirement of 1994 Preferred Securities..................................................................         --    (27,668)
    Retirement of long-term debt.............................................................................         --     (7,250)
    Prepayment penalty on long-term debt.....................................................................         --       (244)
    Retirement of long-term debt--Chase financing............................................................         --         --
    Receivable from a related party reinsurer................................................................    (15,879)        --
    Purchase of treasury stock...............................................................................     (5,145)        --
    Proceeds from Chase Financing............................................................................         --         --
                                                                                                               ---------  ---------
      Net cash provided by financing activities..............................................................    277,453     81,646
                                                                                                               ---------  ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments available-for-sale..............................................................   (446,873)  (226,749)
    Purchases of common stock................................................................................   (137,231)    (1,496)
    Purchase of Pacific Rim Holding Company..................................................................         --    (44,016)
    Purchase of Business Insurance Group, Inc................................................................   (287,852)        --
    Investments and cash for discontinued operations.........................................................     (4,753)    (4,357)
    Investment in partnership................................................................................        (50)        --
    Sale of property, plant and equipment....................................................................      8,000         --
    Sales of investments available-for-sale..................................................................    260,216    109,082
    Maturities of investments available-for-sale.............................................................     43,030     15,042
    Sales of equity securities...............................................................................    137,049      1,197
    Sale of BICO.............................................................................................     11,756         --
    Net decrease (increase) in short-term investment.........................................................    577,100    116,340
                                                                                                               ---------  ---------
    Net cash provided by (used in) investing activities......................................................    160,392    (34,957)
                                                                                                               ---------  ---------
    Net increase (decrease) in cash..........................................................................    288,044     (5,681)
    Cash and cash equivalents at beginning of period.........................................................     28,742     34,423
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------
    Cash and cash equivalents at end of period...............................................................  $ 316,786  $  28,742
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------
    Supplemental disclosure of cash flow information:
      Cash paid during the year for income taxes.............................................................  $     259  $       4
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------
      Cash paid during the year for interest.................................................................  $  11,228  $   2,803
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------

                                                                                                                 1996
                                                                                                               ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................................................................  $   1,963
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization of bonds and preferred stock................................................................     (1,581)
    Amortization of investments withheld from reinsurer......................................................         --
    Amortization of long-term debt...........................................................................         --
    Amortization of capital lease obligation.................................................................         --
    (Gain) loss on sale of investments.......................................................................        (31)
    Gain on sale of Centre Re investments....................................................................     (2,036)
    Amortization and write-off of goodwill...................................................................         --
    Loss on termination of financing transaction with a related party reinsurer..............................         --
    Extraordinary loss.......................................................................................         --
    Interest expense on long-term debt.......................................................................         --
    Preferred securities dividends and accretion.............................................................      2,526
    Increase in paid reinsurance recoverable.................................................................       (262)
    Decrease (increase) in unpaid reinsurance recoverable--related party.....................................        145
    (Increase) decrease in unpaid reinsurance recoverable--other.............................................     14,456
    Decrease in investments withheld from a related party reinsurer..........................................    117,980
    Increase in premiums receivable--related party...........................................................         --
    (Increase) decrease in premiums receivable--other........................................................      2,484
    Increase in premiums receivable--allowance for doubtful accounts.........................................       (300)
    Decrease (increase) in earned but unbilled premiums receivable...........................................     (2,101)
    Decrease (increase) in accrued investment income.........................................................        792
    Decrease (increase) in deferred policy acquisition costs.................................................       (262)
    (Increase) decrease in deferred taxes....................................................................        735
    Increase in funds held by reinsured--related party.......................................................       (976)
    Increase in funds held by reinsured--other...............................................................         --
    Increase in receivable from a related party reinsurer....................................................   (110,527)
    (Decrease) increase in prepaid reinsurance premiums--related party.......................................       (287)
    Increase in prepaid reinsurance premiums--other..........................................................         --
    Increase in investments withheld from reinsurer..........................................................         --
    Increase in other assets--related party..................................................................         --
    (Increase) decrease in other assets--other...............................................................     (1,287)
    Increase in claim and claim adjustment expense reserves--related party...................................      1,240
    Increase (decrease) in claim and claim adjustment expense reserves--other................................    (27,206)
    Increase in unearned premium reserves--related party.....................................................        219
    Decrease in unearned premium reserves--other.............................................................       (864)
    (Decrease) increase in reinsurance payable--related party................................................        508
    Increase (decrease) in reinsurance payable--other........................................................         (4)
    Increase (decrease) in policyholder dividends payable....................................................     (8,094)
    Increase in accounts payable and other liabilities--related party........................................         20
    (Decrease) increase in accounts payable and other liabilities--other.....................................      5,301
                                                                                                               ---------
    Total adjustments........................................................................................     (9,412)
                                                                                                               ---------
      Net cash used in operating activities..................................................................     (7,449)
                                                                                                               ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital--stock options taken.....................................................................         79
    Proceeds from issuance of common stock...................................................................         --
    Proceeds from Trust Preferred Securities net of $3.7 million issuance costs..............................         --
    Long-term debt--Chase Manhattan Bank, net of $4.8 million issuance costs.................................         --
    Retirement of long-term debt--Chase Manhattan Bank.......................................................         --
    Retirement of 1994 Preferred Securities..................................................................         --
    Retirement of long-term debt.............................................................................     (1,250)
    Prepayment penalty on long-term debt.....................................................................         --
    Retirement of long-term debt--Chase financing............................................................     (1,410)
    Receivable from a related party reinsurer................................................................         --
    Purchase of treasury stock...............................................................................         --
    Proceeds from Chase Financing............................................................................     93,091
                                                                                                               ---------
      Net cash provided by financing activities..............................................................     90,510
                                                                                                               ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments available-for-sale..............................................................    (43,257)
    Purchases of common stock................................................................................       (513)
    Purchase of Pacific Rim Holding Company..................................................................         --
    Purchase of Business Insurance Group, Inc................................................................         --
    Investments and cash for discontinued operations.........................................................     17,261
    Investment in partnership................................................................................         --
    Sale of property, plant and equipment....................................................................         --
    Sales of investments available-for-sale..................................................................     25,343
    Maturities of investments available-for-sale.............................................................     12,771
    Sales of equity securities...............................................................................         --
    Sale of BICO.............................................................................................         --
    Net decrease (increase) in short-term investment.........................................................    (66,431)
                                                                                                               ---------
    Net cash provided by (used in) investing activities......................................................    (54,826)
                                                                                                               ---------
    Net increase (decrease) in cash..........................................................................     28,235
    Cash and cash equivalents at beginning of period.........................................................      6,188
                                                                                                               ---------
                                                                                                               ---------
    Cash and cash equivalents at end of period...............................................................  $  34,423
                                                                                                               ---------
                                                                                                               ---------
    Supplemental disclosure of cash flow information:
      Cash paid during the year for income taxes.............................................................  $       4
                                                                                                               ---------
                                                                                                               ---------
      Cash paid during the year for interest.................................................................  $     641
                                                                                                               ---------
                                                                                                               ---------

          See accompanying notes to consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Superior National Insurance Group, Inc. ("SNIG") and all subsidiaries (together with SNIG, referred to as "we," "us," "our" and the "Company"). Our principal insurance subsidiaries (collectively referred to as "Superior National") are comprised of Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"), are licensed to write workers' compensation, employee group health insurance, and property and casualty insurance in a combined 38 states and the District of Columbia.

    We operate in one industry segment: workers' compensation insurance. During the third quarter of 1993, we adopted a plan to discontinue underwriting commercial property and casualty risks. Earned premiums reported in 1998, 1997, and 1996 reflect workers' compensation premiums from policies that were primarily located in California, except the multi-state operations of CalComp, CBIC, and CCIC (collectively referred to as the "BIG insurance subsidiaries") from December 10, 1998 through December 31, 1998. BIG insurance subsidiaries were acquired on December 10, 1998. See Note 2.

    Our consolidated financial statements have been prepared on the basis of generally accepted accounting principles that vary in certain respects from accounting practices prescribed or permitted by state insurance regulatory authorities. The results of all significant intercompany transactions have been eliminated.

    Certain reclassifications have been made to prior year financial statements to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents includes short-term, highly liquid investments with an original maturity date of less than 90 days. Short-term investments represents short-term, highly liquid investments, with an original maturity date of less than a year and greater than 90 days. Short-term investments are carried at cost, which approximates market.

    Restricted cash represents amounts held on deposit with various insurance regulatory authorities and amounts held under Receivable Purchase and Sale Agreement. See Note 2.

INVESTMENTS

    Investments in fixed maturities consist primarily of bonds and collateralized mortgage obligations. Debt instruments and equities are classified as "available-for-sale" and are carried at market with differences between cost and market being reflected as a separate component of stockholders' equity, net of applicable income tax effect. The premiums and discounts on fixed maturities and collateralized mortgage obligations are amortized using the interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Current market values of investments are obtained from published sources. Declines

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in market value that are considered other than temporary are charged to operations. For determining realized gains or losses on securities sold, cost is based on average cost.

    Investments in equity securities are carried at fair value. Unrealized gains or losses on equity securities are reflected, net of applicable tax, in stockholders' equity.

PREMIUMS RECEIVABLE

    Superior National records premiums receivable for both billed and unbilled amounts. Earned but unbilled premiums receivable, primarily represent Superior National's estimate of the difference between amounts billed on installment policies and the amount to be ultimately billed on the policy. Unbilled premiums receivable also include estimated billings on payroll reporting policies which were earned but not billed prior to year end. Superior National uses its historical experience to estimate earned but unbilled amounts which are recorded as earned but unbilled premiums receivable. These unbilled amounts are estimates, and while we believe such amounts are reasonable, there can be no assurance that the ultimate amounts received will equal the recorded unbilled amounts. The ultimate collectability of the unbilled receivables can be affected to a greater degree by general changes in the economy and the regulatory environment than billed receivables due to the increased time required to determine the billable amount. We attempt to consider these factors when estimating the receivable for unbilled premiums.

DEFERRED POLICY ACQUISITION COSTS

    Acquisition costs, consisting principally of commissions, premium taxes, certain marketing, loss control, policy issuance, and underwriting costs related to the production of Superior National's workers' compensation business, are deferred and amortized ratably over the terms of the policies. If recoverability of such costs is not anticipated, the amounts not considered recoverable are charged to income. In determining estimated recoverability, the computation gives effect to the premium to be earned, related investment income, claim and claim adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs are net of ceding commissions received under reinsurance agreements.

    Policy acquisition costs incurred and amortized into income are as follows:

                                                               1998        1997        1996
                                                             ---------  ----------  ----------
Balance at beginning of year...............................  $   5,879  $    3,042  $    2,780
BIG deferred acquisition costs at acquisition..............     16,152          --          --
Cost deferred during the year..............................      4,866      22,814      17,132
Amortization charged to expense............................     (9,761)    (19,977)    (16,870)
                                                             ---------  ----------  ----------
Balance at end of year.....................................  $  17,136  $    5,879  $    3,042
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

CLAIM AND CLAIM ADJUSTMENT EXPENSES

    Claim and claim adjustment expenses are based on case-basis estimates of reported claims and on estimates, based on experience and industry data, for unreported claim and claim adjustment expenses.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The provision for unpaid claim and claim adjustment expenses, net of estimated salvage and subrogation, has been established to cover the estimated net cost of incurred claims. The amounts are necessarily based on estimates, and accordingly, there can be no assurance the ultimate liability will not differ from such estimates.

    There is a high level of uncertainty inherent in the evaluation of the required claim and claim adjustment expense reserves. Management has selected ultimate claim and claim adjustment expenses that it believes will reasonably reflect anticipated ultimate experience. The ultimate costs of such claims are dependent upon future events, the outcomes of which are affected by many factors. Claims reserving procedures and settlement philosophy, current and perceived social and economic factors, inflation, current and future court rulings and jury attitudes, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate costs of claims.

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

POLICYHOLDER DIVIDENDS

    Estimated amounts for policyholder dividends are accrued when the related premium is earned. At December 31, 1998, the percentage of participating policies' was 65.1% of total estimated annual premium on non-California business.

PREMIUM INCOME RECOGNITION

    Insurance premiums are earned ratably over the terms of the policies. Unearned premiums are computed on a daily pro-rata basis.

INCOME TAXES

    We file a consolidated Federal income tax return which includes all qualifying subsidiaries.

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

EARNINGS PER SHARE ("EPS")

    Basic earnings per share is calculated using the weighted average shares outstanding. Fully diluted earnings per share considers the effects of anti dilutive securities. Note 15 contains the required disclosures which make up the calculation of basic and diluted earnings per share.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND ASSETS UNDER CAPITAL LEASE

    Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. The accumulated depreciation and amortization as of December 31, 1998 and 1997 was $5.7 million and $2.2 million respectively. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, or, if less, the term of the lease. Property, equipment, and leasehold improvements are included as a component of "Prepaid and other assets" on the consolidated balance sheets.

GOODWILL

    Goodwill is amortized ratably over 27.5 years with respect to acquisitions accounted for under the purchase method. We periodically review goodwill to determine if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

RESERVE GUARANTEE

    As part of the acquisition of Business Insurance Group, Inc., a Delaware corporation ("BIG"), Foundation Health Corporation, a Delaware corporation ("FHC"), obtained at its expense a guarantee on BIG's claim and allocated claim adjustment expense reserves. The form of the guarantee was two reinsurance contracts covering $175.0 million in excess of BIG's estimated claim and allocated claim adjustment expense reserves at December 10, 1998, plus 50.0% of $75.0 million in excess of the sum of BIG's reserves plus $175.0 million. BIG's estimated reserves at December 10, 1998, as defined under the contracts, was $495.0 million plus 75.7% of 1998 net earned premium excluding premium ceded to the Quota-Share Arrangement, and less claim and allocated claim adjustment expenses paid by BIG through December 10, 1998. The $175.0 million reinsurance contract was entered-into with InterOcean Reinsurance Ltd., with a 100.0% retrocession of liability to American Re-Insurance Company ("Am Re"). The $75.0 million reinsurance contract for which Superior National has a 50.0% share was entered-into with Scandinavian Re. FHC bore all of the costs of the above-cited reinsurance contracts.

    We have accounted for the two reinsurance contracts described above in accordance with Topic D-54 of the Emerging Issues Task Force of the Financial Accounting Standards Board, ACCOUNTING BY THE PURCHASER FOR A SELLER'S GUARANTEE OF THE ADEQUACY OF LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES OF AN INSURANCE ENTERPRISE ACQUIRED IN A PURCHASE BUSINESS COMBINATION ("EITF D-54"). Under EITF D-54, claim and allocated claims adjustment expenses, and the related effects of the guarantee, are separately disclosed in the consolidated statements of operations, balance sheets, and notes to the consolidated financial statements, and included in the reconciliation of claims reserves.

    At December 31, 1998, we have recorded $175.0 million of direct claim and claim adjustment expenses, reinsurance recovery on loss reserve guarantee, gross claim and claim adjustment expense reserves, and reinsurance recoverable on loss reserve guarantee. This was recorded associated with the reserve guarantee contracts. See Note 8.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF MANAGEMENT ESTIMATIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. We have provided such estimates for such items as our workers' compensation claim and claim adjustment expenses, discontinued operations, policyholder dividends, earned but unbilled premiums, and deferred tax balances in its financial statements. While these estimates are based upon analyses performed by management, outside consultants, and actuaries, the amounts we will ultimately pay may differ materially from the amounts presently estimated.

STOCK-BASED COMPENSATION

    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Related
Interpretations in accounting for its employee stock options.

(2) ACQUISITIONS AND DISPOSITION OF ASSETS

ACQUISITION--BIG

    On December 10, 1998, we completed the acquisition of BIG, and its wholly-owned subsidiaries: CalComp, a California Corporation, Business Insurance Company, a Delaware corporation ("BICO"), and CBIC, a California Corporation, pursuant to the terms of a Purchase Agreement entered into on May 5, 1998 (the "Purchase Agreement") by and between FHC, and us. In accordance with the terms of the Purchase Agreement, BIG became a wholly owned subsidiary of SNIG and CalComp, CBIC and BICO became indirect operating subsidiaries of SNIG (the subsequent sale of BICO is discussed in Disposition of Assets). Additionally, pursuant to the Purchase Agreement, on December 17, 1998, we acquired CCIC, a New York corporation, from FHC, upon receipt of all required regulatory approvals. For the sale of its shares of BIG, including the subsequent sale of CCIC (collectively, the "acquisition of BIG"), FHC received total consideration consisting of $285.0 million in cash. ($36.0 million was paid by FHC to provide the Registrant with a $212.5 million Loss Reserves Guarantee obtained through the purchase of the reinsurance on behalf of CalComp, CBIC, CCIC, and BICO.) Prior to the closing, FHC caused all of BIG's intercompany balances and real estate holdings related to FHC and its parent, Foundation Health Systems, Inc. ("FHS"), and their affiliates, to be settled in cash. FHC contributed an additional $12.6 million in Capital to BIG prior to the closing.

    The acquisition of BIG was funded with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. See Note 16. The senior debt financing was obtained pursuant to the terms of a Credit Agreement dated as of December 10, 1998, among SNIG, The Chase Manhattan Bank, as Administrative Agent, and various lending institutions. In addition, SNIG obtained a working capital credit facility in the amount of $15.0 million under the terms of the Credit Agreement, and had $15.0 million in unused availability as of December 31, 1998. Prior to incurring the indebtedness, SNIG obtained the consent of holders of the outstanding 10 3/4% Trust Preferred Securities of SNIG's subsidiary, Superior National Capital Trust I, a Delaware statutory trust (the "Trust"), authorizing the Preferred Trustee of the Trust to waive a provision of the covenant limiting the incurrence of the

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(2) ACQUISITIONS AND DISPOSITION OF ASSETS (CONTINUED) indebtedness set forth in the Senior Subordinated Indenture dated as of December 3, 1997 between SNIG, as issuer, and Wilmington Trust Company, as trustee. This waiver was effected pursuant to the First Supplemental Indenture, dated as of November 17, 1998, between SNIG and the Wilmington Trust Company, as trustee. The cost of the waiver is included as part of the debt issuance costs.

    Prior to the acquisition of BIG, BIG and the BIG insurance subsidiaries completed the following transactions:

(1) A sale leaseback agreement with BancBoston Leasing, Inc. pursuant to which BancBoston Leasing, Inc. acquired certain of the BIG insurance subsidiaries information systems and related assets for approximately $8.4 million, and BIG and the BIG insurance subsidiaries agreed to leaseback such assets. This lease agreement has been accounted for as an operating lease and has a one-year minimum term and is renewable from year to year thereafter.

(2) A Receivable Purchase and Sale Agreement dated as of December 9, 1998 among the BIG insurance subsidiaries and Insurance Funding LLC pursuant to which the BIG insurance subsidiaries sold approximately $67.1 million in certain premium and reinsurance receivables and received proceeds of approximately $62.8 million in cash with 5.5% or $3.7 million of the receivables sold held in reserve pending collection of the receivables. In addition, SNIG entered into a Support Agreement and Receivables Purchase Agreement, each of which are dated as of December 9, 1998, pursuant to which SNIG agreed to certain matters related to the sale of such receivables, including, among other things, the servicing and administering of those receivables. As of December 31, 1998, the amounts collected and therefore payable under this agreement is $34.5 million.

(3) On December 9, 1998, the BIG insurance subsidiaries agreed with General Re Insurance Corporation ("Gen Re") to commute outstanding reinsurance contracts, effective on that date. Upon the commutation, Gen Re paid $99.7 million to the BIG insurance subsidiaries, and the BIG insurance subsidiaries re-assumed the claim and claim adjustment expense reserves of $119.4 million.

    The transaction was accounted for using the purchase method and the results of operations since the acquisition have been included in operations.

    The purchase price was allocated to the fair value of assets acquired and liabilities assumed: investments of $203.0 million, cash and cash equivalents of $576.2 million, and other assets of $485.6 million. Liabilities assumed in the acquisition included claim and claim adjustment expense reserves of $716.6 million, and other liabilities of $260.3 million.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(2) ACQUISITIONS AND DISPOSITION OF ASSETS (CONTINUED)
    The unaudited pro forma consolidated results of operations presented below assume the acquisition of BIG had taken place at the beginning of each period presented.

                                                          PRO FORMA RESULTS
                                                               FOR THE
                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
                                                            (IN THOUSANDS,
                                                           EXCEPT PER SHARE
                                                                DATA)
Revenues...............................................  $ 427,055  $ 736,062
Loss before income taxes, preferred securities
  dividends and accretion, and extraordinary items.....  $(101,889) $ (78,032)
Net (loss).............................................  $ (67,030) $ (52,164)
Basic earnings per share...............................  $   (3.78) $   (3.03)
Diluted earnings per share.............................  $   (3.78) $   (3.03)

    These unaudited pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period or of future operations of the combined companies.

ACQUISITION--PAC RIM

    On April 11, 1997, we acquired all of the outstanding stock of Pac Rim Holding Corporation ("Pac Rim") for aggregate consideration of $42.0 million in cash. This consideration resulted in payments of $20.0 million to Pac Rim stockholders, $20.0 million to Pac Rim's convertible debenture holders, and $2.0 million to Pac Rim's warrant and option holders. In addition, we incurred $2.0 million in transaction fees and related expenses. We financed the acquisition of Pac Rim through a $44.0 million term loan and the sale of $18.0 million of newly issued shares of common stock. The term loan was subsequently retired from funds raised from the sale of $105.0 million of 10.75% Trust Preferred Securities. As a result of the term loan's being retired, we recorded an extraordinary loss, net of federal income taxes, of $1.5 million in 1997.

    The transaction was accounted for using the purchase method and the results of operations since the date of the acquisition have been included in operations.

    The purchase price was allocated to the fair value of assets acquired and liabilities assumed: investments of $105.9 million, cash of $2.6 million, and other assets of $82.4 million. Liabilities assumed in the acquisition included claim and claim adjustment expense reserves of $107.7 million, and other liabilities of $39.2 million.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(2) ACQUISITIONS AND DISPOSITION OF ASSETS (CONTINUED)
    The unaudited pro forma consolidated results of operations presented below assume the acquisition of Pac Rim had taken place at the beginning of the period presented.

                                                                             PRO FORMA RESULTS
                                                                               FOR THE YEAR
                                                                                   ENDED
                                                                               DECEMBER 31,
                                                                                   1997
                                                                             -----------------
                                                                              (IN THOUSANDS,
                                                                             EXCEPT PER SHARE
                                                                                   DATA)
Revenues...................................................................     $   174,550
Loss before income taxes, preferred securities dividends and accretion, and
  extraordinary items......................................................     $      (253)
Net (loss).................................................................     $   (23,280)
Basic earnings per share...................................................     $     (4.43)
Diluted earnings per share.................................................     $     (3.32)

    These unaudited pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period or of future operations of the combined companies.

DISPOSITION OF ASSETS

    On December 18, 1998, SNIG completed the sale of BICO to Centre Solutions Holdings (Delaware) Limited ("Holdings") a related party, (see Note 16) pursuant to a Purchase Agreement dated December 7, 1998 (the "BICO Purchase Agreement") between Holdings and SNIG for a purchase price of approximately $11.7 million. No gain or loss was recognized in connection with the sale. An additional $0.6 million was withheld by Holdings and, subject to possible downward adjustments specified in the BICO Purchase Agreement, will be paid to SNIG on September 18, 1999 (or such sooner time as specified in the BICO Purchase Agreement). Prior to the sale of BICO, under the terms of the Loss Portfolio Transfer and 100% Quota Share Reinsurance Contract between BICO, CalComp and SNIC, SNIC, as the reinsurer, assumed BICO's insurance business (excluding BICO's licenses and statutory capital) and liabilities, and received assets with the fair market value equal to the liabilities assumed. CalComp assumed all other assets and liabilities. SNIC, as Guarantor, unconditionally guarantees the performance and payment of CalComp's obligations under this contract.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(3) INVESTMENTS

    The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 1998 are as follows:

                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                  COST        GAINS       LOSSES       VALUE
                                               ----------  -----------  -----------  ----------
Available-for-sale:
  United States government agencies and
    authorities..............................  $  132,370   $   1,614    $    (355)  $  133,629
  Collateralized mortgage obligations........      55,817         342         (180)      55,979
  Corporate instruments......................      54,605         373          (12)      54,966
  Other assets backed securities.............     172,457         476         (127)     172,806
  Municipals.................................     124,308         289         (299)     124,298
                                               ----------  -----------       -----   ----------
  Total available-for-sale...................  $  539,557   $   3,094    $    (973)  $  541,678
                                               ----------  -----------       -----   ----------
                                               ----------  -----------       -----   ----------

    The market values of equity securities as of December 31, 1998 are as follows:

                                                                   GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST          GAINS        LOSSES       VALUE
                                                  -----------  -------------  -----------  ---------
Equity Securities:
  Corporate instruments.........................   $   1,634     $      11     $    (101)  $   1,544
                                                  -----------          ---         -----   ---------
  Total Equity Securities.......................   $   1,634     $      11     $    (101)  $   1,544
                                                  -----------          ---         -----   ---------
                                                  -----------          ---         -----   ---------

    The amortized cost and market values of investments withheld from reinsurer as of December 31, 1998 are as follows:

                                                               GROSS          GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------  -------------  -------------  ----------
Investments withheld from reinsurer:
  Corporate instruments......................  $  120,190    $      56      $     (15)   $  120,231
  Other assets backed securities.............       3,673           --            (38)        3,635
                                               ----------          ---            ---    ----------
  Total investments withheld from
    reinsurer................................  $  123,863    $      56      $     (53)   $  123,866
                                               ----------          ---            ---    ----------
                                               ----------          ---            ---    ----------

    The amortized cost and estimated market values of investments classified as available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed and other asset-backed securities are included based upon the expected payout

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(3) INVESTMENTS (CONTINUED)
pattern and duration of the fixed income security. Changes in interest rates, investor expectations, and political agendas could cause the ultimate payout pattern to differ.

                                                                          AVAILABLE FOR SALE
                                                                        ----------------------
                                                                        AMORTIZED      FAIR
                                                                           COST       VALUE
                                                                        ----------  ----------
Due in one year or less...............................................  $   19,689  $   19,697
Due after one year through five years.................................     179,242     180,004
Due after five years through ten years................................      75,788      75,957
Due after ten years...................................................     264,838     266,020
                                                                        ----------  ----------
Total.................................................................  $  539,557  $  541,678
                                                                        ----------  ----------
                                                                        ----------  ----------

    The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 1997 are as follows:

                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                  COST        GAINS       LOSSES       VALUE
                                               ----------  -----------  -----------  ----------
Available-for-sale:
  United States government agencies and
    authorities..............................  $   89,884   $     420    $    (207)  $   90,097
  Collateralized mortgage obligations........      72,478       1,100          (97)      73,481
  Corporate instruments......................      41,011         657          (32)      41,636
                                               ----------  -----------       -----   ----------
  Total available-for-sale...................  $  203,373   $   2,177    $    (336)  $  205,214
                                               ----------  -----------       -----   ----------
                                               ----------  -----------       -----   ----------

    The market values of equity securities as of December 31, 1997 are as follows:

                                                                   GROSS          GROSS
                                                   AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                                     COST          GAINS         LOSSES        VALUE
                                                  -----------  -------------  -------------  ---------
Equity Securities:
  Corporate Instruments.........................   $   1,356     $     171      $      (1)   $   1,526
                                                                                       --
                                                  -----------        -----                   ---------
  Total Equity Securities.......................   $   1,356     $     171      $      (1)   $   1,526
                                                                                       --
                                                                                       --
                                                  -----------        -----                   ---------
                                                  -----------        -----                   ---------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(3) INVESTMENTS (CONTINUED)
    A summary of net investment income for the years ended December 31, are as follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Interest on fixed maturities..................................  $  12,534  $   9,124  $   6,628
Interest on short-term investments, cash and cash
  equivalents.................................................      2,559      4,068      1,609
Realized gains................................................      1,854         44         31
Other.........................................................         99        190         --
                                                                ---------  ---------  ---------
Total investment income.......................................     17,046     13,426      8,268
Investment expense............................................       (810)      (752)      (499)
                                                                ---------  ---------  ---------
Net investment income.........................................  $  16,236  $  12,674  $   7,769
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Included in net investment income are fixed maturities and other securities with a carrying value of $123.9 million that is classified as investments withheld from reinsurer. Interest expense of $0.7 million was recorded in 1998 associated with the investments withheld from reinsurer.

    Realized gains on investments for the years ended December 31, are as follows:

                                                                           1998        1997         1996
                                                                         ---------     -----        -----
Fixed maturities.......................................................  $   1,759   $      44    $      31
Equity securities......................................................         95          --           --
                                                                         ---------         ---          ---
Total..................................................................  $   1,854   $      44    $      31
                                                                         ---------         ---          ---
                                                                         ---------         ---          ---

    The changes in unrealized gains (losses) on debt instruments held as available-for-sale and equity security investments at December 31, are as follows:

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Fixed maturities...................................................  $     280  $   2,060  $    (472)
Equity securities..................................................       (260)       196        (29)
                                                                     ---------  ---------  ---------
Total..............................................................  $      20  $   2,256  $    (501)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    Proceeds from sales of fixed maturities held as available-for-sale for the years ended December 31, 1998, 1997, and 1996 were $260.2 million, $109.1 million, and $25.3 million, respectively. Gross gains of $2.2 million and gross losses of $0.4 million were realized on those sales in 1998. Realized gains or losses were de minimus in 1997 and 1996.

    Fixed maturities and other securities with a market value of $714.0 million at December 31, 1998, $180.4 million at December 31, 1997 and $127.1 million at December 31, 1996, were on deposit with various insurance regulatory authorities. The deposit of $714.0 million at December 31, 1998 includes fixed maturities and other securities with a market value of $123.9 million that is classified as investments withheld from reinsurer.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table represents the carrying amounts and estimated fair values of the Company's financial liabilities at December 31, 1998 and 1997. Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instruments," ("SFAS 107") defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values with respect to fixed maturity and equity securities investments are presented in Note (3) and the fair value of all other investments approximates their fair value.

    The carrying amounts shown in the table below are included in the Consolidated Balance Sheet under the indicated captions:

                                                        1998                    1997
                                               ----------------------  ----------------------
                                                CARRYING      FAIR      CARRYING      FAIR
                                                 AMOUNT      VALUE       AMOUNT      VALUE
                                               ----------  ----------  ----------  ----------
Financial liabilities:
Long-term debt:
  Chase Manhattan Bank Loan..................  $  105,790  $  110,596  $       --  $       --
  Trust Preferred Securities issued by
    affiliate................................  $  101,084  $  102,144  $  101,277  $  104,990

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    Fair value for the 1997 Trust Preferred Securities is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. However, there can be no assurances that in the event the assets and liabilities would be required to be liquidated that the amounts received or due would be the amounts reflected herein.

    Fair value for the Chase Manhattan Bank Loan is based on the outstanding principal balance on the loan at December 31, 1998 plus accrued interest at the rate of 8.06%.

(5) CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

    The activity in the claim and claim adjustment expense reserve account is summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1998       1997       1996
                                              ---------  ---------  ---------
                                                  (AMOUNTS IN THOUSANDS)
Beginning reserve, gross of reinsurance.....  $ 201,255  $ 115,529  $ 141,495
Less: Reinsurance recoverable on unpaid
  losses....................................     49,155     24,986     27,076
                                              ---------  ---------  ---------
Beginning reserve, net of reinsurance.......    152,100     90,543    114,419
Pac Rim reserves at acquisition.............         --    104,588         --
BIG reserves at acquisition.................    495,709         --         --
BIG funds held liability at acquisition.....    113,226         --         --
Provision for net claim and claim adjustment
  expenses
For claims occurring in current year........     36,650     95,826     57,614
For claims occurring in prior years.........     31,692     (5,379)    (1,976)
For claims existing on BIG at acquisition...    175,000         --         --
                                              ---------  ---------  ---------
Total claim and claim adjustment expenses...    243,342     90,447     55,638
                                              ---------  ---------  ---------
Reinsurance recovery on loss reserve
  guarantee.................................   (175,000)        --         --
Payments for net claim and claim adjustment
  expense:
Attributable to insured events incurred in
  current year..............................    (76,823)   (37,945)   (19,816)
Attributable to insured events incurred in
  prior years...............................   (108,807)   (95,533)   (59,698)
                                              ---------  ---------  ---------
Total claim and claim adjustment expense
  payments..................................   (185,630)  (133,478)   (79,514)
Change in funds withheld....................     12,502         --         --
Adjustment for ZRNA Quota-Share
  Commutation...............................      7,367         --         --
                                              ---------  ---------  ---------
Ending reserves, net of reinsurance.........    663,616    152,100     90,543
Reinsurance recoverable on unpaid losses....    237,590     49,155     24,986
Loss reserve guarantee......................    175,000         --         --
                                              ---------  ---------  ---------
Ending reserves, gross of reinsurance.......  $1,076,206 $ 201,255  $ 115,529
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES (CONTINUED)
    During 1998, Superior National experienced relatively stable frequency of claims but continued to experience an increase in claim severity for accident years 1995 and thereafter. Our net claim and claim adjustment expense ratio, net of reinsurance recovery on loss reserve guarantee, for calendar year 1998, 1997, and 1996 and 78.5%, 64.2%, and 62.8%, respectively. The 1998 claim and claim adjustment expense ratio does not include the BIG claim and claim adjustment expense incurred prior to the acquisition.

    In 1998, Superior National experienced approximately $31.7 million in unfavorable development on net claim and claim adjustment expenses estimated at December 31, 1997, and $175.0 million with respect to reserves acquired from the BIG acquisition on December 10, 1998. The $31.7 million unfavorable development, related to 1997 and prior accident years, is attributable to incurred claim and claim adjustment expense associated with SPCC. The $175.0 million of unfavorable development on BIG claims existing at the acquisition date was recorded as a result of an independent actuarial review by the actuary who has historically reviewed BIG's reserves.

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

    In 1996, the Company experienced approximately $2.0 million in favorable development on net claim and claim adjustment expense reserves estimated at December 31, 1995. This $2.0 million favorable development is the result of $8.4 million in favorable development on direct reserves for accident years 1994 and prior. The favorable development was offset in part by $4.1 million adverse development on direct reserves for accident year 1995, and $2.3 million adverse development on ceded reserves for accident years 1995 and prior. The Company's 1995 accident year net claim and claim adjustment expense ratio for accident year 1995 at the end of calendar year 1995 was 65.6%, verses 74.6% at the end of the 1996 calendar year. Offsetting the favorable development in large part was the re-estimation during 1995 of reinsurance receivables recorded at December 31, 1994, from approximately $66.2 million to approximately $59.9 million at December 31, 1995.

(6) DISCONTINUED OPERATIONS

    During the third quarter of 1993, the Company adopted a plan to discontinue underwriting commercial property and casualty risks. At December 31, 1998 and 1997, liabilities of discontinued operations relating to unpaid claim and claim adjustment expenses, off-set by certain assets, are disclosed separately

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) DISCONTINUED OPERATIONS (CONTINUED)
on the balance sheet. Management estimates the discontinued operations will be "run off" by the year 2005. The assets and liabilities of discontinued operations are summarized below.

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Assets:
  Reinsurance recoverables..............................................  $   7,039  $   5,937
                                                                          ---------  ---------
      Total Assets......................................................  $   7,039  $   5,937
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities:
  Claim and claim adjustment expense reserves...........................  $  15,056  $  18,686
  Other liabilities.....................................................        134        155
                                                                          ---------  ---------
    Total Liabilities...................................................  $  15,190  $  18,841
                                                                          ---------  ---------
                                                                          ---------  ---------

(7) INCOME TAXES

    Total income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 was allocated as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Continuing operations..........................................  $  (1,499) $   1,099  $   1,597
Dividend accrued on preferred securities.......................     (3,962)    (1,581)      (858)
Extraordinary items............................................         --     (1,305)        --
                                                                 ---------  ---------  ---------
  Total........................................................  $  (5,461) $  (1,787) $     739
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    Income tax expense (benefit) from continuing operations for the years ended December 31, 1998, 1997, and 1996 is composed of the following amounts:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Current.........................................................  $     259  $       4  $       4
Deferred........................................................     (1,758)     1,095      1,593
                                                                  ---------  ---------  ---------
  Total.........................................................  $  (1,499) $   1,099  $   1,597
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(7) INCOME TAXES (CONTINUED)
    Taxes computed at the statutory rate of 35% for 1998 and 34% for years 1997 and 1996 are reported in the consolidated statements of operations as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Income taxes at statutory rates.................................  $  (2,713) $     531  $   1,777
Effect of tax-exempt interest...................................        (69)       (10)       (22)
Effect of meals and entertainment...............................         51         42         38
Effect of goodwill amortization.................................      1,670        353         --
Change in tax rate..............................................       (727)        --         --
Research and development........................................         --        179       (200)
State taxes.....................................................        259          4          4
Other...........................................................         30         --         --
                                                                  ---------  ---------  ---------
  Total.........................................................  $  (1,499) $   1,099  $   1,597
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(7) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets:
  Net operating loss carryforward........................................     71,661     43,918
  Alternate minimum tax credit carryforward..............................      1,035      1,035
  Loss reserve discounting...............................................     30,434      7,787
  Unearned premium liability.............................................      2,157        878
  Policyholder dividends.................................................        480        466
  Deferred gain on capital lease.........................................        500        546
  Research and development credit........................................         21         21
  Other..................................................................        509        403
                                                                           ---------  ---------
  Total gross deferred tax assets........................................    106,797     55,054
  Less: Valuation allowance..............................................     (8,368)    (8,129)
                                                                           ---------  ---------
    Total................................................................     98,429     46,925
                                                                           ---------  ---------
Deferred tax liabilities:
  Discontinued operations................................................     (3,036)    (3,039)
  Reinsurance experience refunds.........................................    (15,750)   (15,300)
  Deferred acquisition costs.............................................     (1,770)    (1,999)
  Direct collection allowance............................................       (822)      (799)
  Unrealized gain on available-for-sale investments......................       (712)      (684)
  Reinsurance Receivable.................................................     (4,941)        --
  Present value of future profits........................................     (7,629)        --
  Fixed maturity investment..............................................    (14,720)        --
                                                                           ---------  ---------
  Total gross deferred tax liabilities...................................    (49,380)   (21,821)
                                                                           ---------  ---------
    Net deferred tax asset...............................................     49,049     25,104
                                                                           ---------  ---------
                                                                           ---------  ---------

    Management believes it is more likely than not that the existing net deductible temporary differences will reverse during the periods in which the Company generates net taxable income or avails itself to tax planning strategies. However, there can be no assurance the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning strategies could be implemented to supplement income from operations to fully realize recorded tax benefits.

    At December 31, 1998, the Company had a tax net operating loss carryforward of $204 million that begins to expire in the year 2006. Based on projections of taxable income expected to be realized during the carryforward period for the Company's net operating losses, there is a possibility that up to $24.0 million of such net operating loss carryforwards may expire prior to their utilization. Accordingly, a valuation allowance has been established to reflect the possibility that this portion of the net operating loss carryforwards may expire.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE

    Superior National cedes claim and claim adjustment expenses to reinsurers under various contracts that cover individual risks, classes of business, or claims that occur during specified periods of time. Reinsurance is ceded on pro-rata, per-risk, excess-of-loss, and aggregate bases. These reinsurance arrangements provide greater diversification of risk and limit claims arising from large risks or from hazards of an unusual nature. Superior National is contingently liable to the extent that any reinsurer becomes unable to meet its contractual obligations. Therefore, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risks arising from reinsurance activities and economic characteristics to minimize our exposure to significant losses from reinsurer insolvencies.

    Effective June 30, 1991, SNIC entered into an aggregate excess of loss reinsurance contract ("1991 Contract") with Centre Reinsurance Limited ("Centre Re"). See Note 16. Under the 1991 Contract, SNIC purchased for $50 million reinsurance for claim and claim adjustment expenses incurred on or prior to June 30, 1991 to the extent that these amounts were unpaid at June 30, 1991. The coverage obtained amounted to $87.5 million in excess of SNIC's retention. Additionally, SNIC ceded approximately $69.1 million of earned premiums to Centre Re through December 31, 1992. Claim and claim adjustment expenses occurring prior to December 31, 1992 were ceded to Centre Re in the amount of $165.6 million under the 1991 Contract. Prospective cessions of premium and claims were terminated by mutual consent of SNIC and Centre Re effective December 31, 1992; however, all other terms of the 1991 Contract remained in effect until the treaty was commuted in June 1997. This transaction resulted in the recognition of a $5.3 million loss to the Company.

    Effective January 1, 1993, SNIC entered into an aggregate excess of loss reinsurance contract ("1993 Contract") with Centre Re. From SNIC's perspective, the 1993 Contract substantively operated as a one-year contract with at least four one-year options to renew that were exercisable solely at the Company's election during the first five years of the contract. The 1993 Contract required the Company to cede not less than $15 million and not more than $20 million of premium to Centre Re with respect to any covered accident year. Claim and allocated claim adjustment expenses occurring during the accident year are ceded to Centre Re in excess of a variable percentage of earned premium (60%, 56.5%, and 57.5% for the 1995, 1994, and 1993 accident years, respectively) and are subject to a limit of 130% of ceded earned premium, such limit not to exceed $26 million for any accident year. Subsequent to January 1, 1998, however, the 1993 Contract could have been canceled by either SNIC or Centre Re upon 30 days notice. Any accident year covered by the 1993 Contract may be commuted at SNIC's option alone on any January 1 subsequent to December 31, 1997.

    SNIC ceded $15 million to Centre Re during each of the years 1993-1995 resulting in an aggregate cession of $45 million of premium to Centre Re under the 1993 Contract. Because SNIC's loss and allocated expense ratios for accident years 1993-1995 were not expected to exceed the percentages set forth above, no losses were ceded to Centre Re under the 1993 Contract to date. Under the terms of the contract, however, SNIC will receive a refund at least equal to the $45 million of premium ceded to Centre Re at any future commutation date for the 1993 Contract. Because the ceded premium was required by statutory reinsurance rules to be held in a "funds withheld" arrangement, the Company did not actually transfer to Centre Re the premiums due under the 1993 Contract. Hence, the 1993 Contract contemplates that the refund due would be offset against the premiums held in the funds withheld account.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE (CONTINUED)
    The 1993 Contract was canceled prospectively effective January 1, 1996, as a result of which SNIC has not ceded premium or loss under the 1993 Contract to Centre Re subsequent to accident year 1995. The cancellation of the 1993 Contract did not affect the measurement or recognition of income or loss previously recorded in the Company's financial statements at any time the 1993 Contract was in force. The reinsurance premiums ceded and experience account balance due from Centre Re with respect to accident years 1993-1995 were not affected by the cancellation of the contract. SNIC retains the right, however, to exercise its option to commute the 1993-1995 accident years at a future date in accordance with the terms of the contract.

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

    At present, the Company owes Centre Re $45 million of funds withheld premiums, and Centre Re owes the Company $45 million of experience refunds, neither of which have been accruing interest or accreting since June 30, 1996. Because the Company and Centre Re enjoy the legal right of contractual offset under the 1993 Contract, the two amounts offset to zero in the balance sheet. The 1993 Contract has no further economic effect on either the Company or Centre Re, and the Company will neither receive from nor pay to Centre Re any cash at the future commutation date of the 1993 Contract. See Note 16.

    Effective January 1, 1994, SNIC entered into the ZRNA Quota-Share with ZRNA. Under the ZRNA Quota-Share, ZRNA may provide SNIC and SPCC with an Assumption of Liability Endorsement facility ("ALE"), or, effective January 1, 1997, SNIC and SPCC may write directly on policy forms of ZC Insurance Company ("ZCIC"), an affiliate of Zurich (the "ZCIC Underwriting Agreement"). The ceding rate under the Quota-Share Contract was 20% for 1994, and ZRNA and Superior National mutually agreed to reduce the quota-share participation to 5% for 1995 and 1996. Further, Superior National receives ceding commissions ranging between 22.5% and 24.5% for premiums ceded to ZRNA. The purpose of the ceding commission is to cover Superior National's cost of acquiring new business and may be changed as a result of changes in market conditions on a quarterly basis.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE (CONTINUED)
    Effective January 1, 1997, the terms of the Quota-Share Contract were amended. Under the amended terms of the Quota-Share Contract, ZRNA increased its participation from 5% of premiums written in 1996 to 6.5% in 1997. In exchange for the increased participation, ZRNA will no longer receive a separate fee for policies written on ALEs, but will receive 2% of premiums written on ZCIC Front policies only.

    Effective January 1, 1998, the terms of the ZRNA Quota-Share again were amended to increase the ceding commission to 27.5% for non-ZCIC policies and on ALE premium. The ceding commission on ZCIC policies remained at 20%. Further, the additional 2% of premium paid to ZCIC for its underwriting was eliminated.

    Effective June 30, 1998, SNIC entered into an agreement with ZRNA to settle and commute all obligations and liabilities known and unknown associated with the ZRNA Quota-Share contract and its related Assumption of Liability Endorsement facility for the contract years incepting January 1, 1994, 1995, 1996, and 1997. The commutation was negotiated in accordance with the commutation provision from the original ZRNA Quota-Share contract, which resulted in a $1.8 million loss to the Company.

    Effective June 30, 1997, SNIC entered into a contract with ZRNA. ZRNA assumed $10.0 million of reserves associated with claims open for future medical payments from SNIC in consideration of $1.0 million in cash and assignment of SNIC's rights of contribution and subrogation recoveries during the term of the contract. In 1997, the contract is accounted for as a deposit and no gain would be recognized until net cash payments from ZRNA are greater than SNIC's $1.0 million premium. Effective December 31, 1998, the contract was commuted and ZRNA paid SNIC $250,000 to commute and settle all obligations and liabilities associated with this contract, which resulted in a $750,000 loss to the Company.

    Effective July 1, 1998, SNIC and SPCC entered into an Aggregate Excess of Loss Agreement with ZRNA. SNIC and SPCC will cede to ZRNA $11.0 million of claim and allocated claim adjustment expenses for each fiscal year ended June 30, 1999 through June 30, 2001 to the extent SNIC and SPCC claim and allocated claim adjustment expenses exceed 105% of earned premium during the fiscal period. SNIC and SPCC paid ZRNA cash and securities with a fair market value of $15.6 million during 1998, and will pay ZRNA eight installments of $1.4 million at the beginning of each quarter beginning January 1, 1999. This agreement is accounted for as a deposit due to the absence of certain risk transfer factors under the terms of the agreement. SNIC and SPCC receive an interest credit from ZRNA on the premium paid, and will receive the balance of a notional experience account from ZRNA when the contract is commuted. The balance of the deposit at December 31, 1998 is $16.1 million.

    Effective December 10, 1998, CalComp entered into a 100% Quota Share Reinsurance agreement with Centre Insurance Company ("CIC") (formerly Business Insurance Company) under which CIC will provide our insurance subsidiaries with a "fronting" facility. A fronting facility is a reinsurance agreement through which CalComp assumes from CIC, for a fee of 2.5% of written premium, all of the premium and claims and underwriting expenses associated with insurance policies written on CIC policies. Superior National will underwrite and price the fronted policies, bear the expense of settling all of the claims incurred on the policies, and be responsible for all of the underwriting expenses associated with the policies. Superior National receives several benefits from the fronting arrangement with CIC. Policyholders evaluate the creditworthiness of their insurance policy based on the rating of the company issuing the policy. In this case, CIC will ultimately have a rating similar to that of the Zurich Insurance Organization,

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE (CONTINUED)
which will be a higher rating than Superior National's B++ rating from A.M. Best. In addition, Superior National will be able to use CIC's extensive rate and form filings throughout the United States. It would be extremely time consuming and expensive for Superior National to refile all of CIC's rates and forms. The total amount of premium that Superior National can underwrite through CIC is currently limited to $50.0 million of annual gross written premium.

    Effective February 1, 1998, SNIC and SPCC entered into a Quota-Share Agreement with All American Life Insurance Company, rated "A+" by A.M. Best. Under the All American agreement, SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies that incepted during the agreement and have $100,000 or more of estimated annual premium. SNIC and SPCC initially received a 35.0% ceding commission on premiums ceded under this contract from February 1 to April 30, 1998, and 34.5% from May 1, 1998 to January 31, 1999. This agreement expired January 31, 1999.

    Effective May 1, 1998, a new Quota-Share Agreement was entered-into with United States Life Insurance Company ("US Life"), a company rated "A+" by A.M. Best. Under this agreement SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. After January 31, 1999, SNIC and SPCC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies having at least an estimated annual premium of $25,000. Under the same arrangement, CalComp, BICO, CCIC, and CBIC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 1998 having at least an estimated annual premium of $25,000. After December 31, 1998, CalComp, CCIC, and CBIC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 2000 having at least an estimated annual premium of $25,000. For policies incepting during 2001, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 80.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first three contract years, the maximum 80.0% cession will be reduced by five percentage points, but to a number not less than 40.0% unless US Life elects to select a lower number. For policies incepting during 2002, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 73.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first four contract years, the maximum 73.0% cession will be reduced by five percentage points, but to a number not less than 30.0% unless US Life elects to select a lower number. US Life may elect to irrevocably terminate the agreement at either January 1, 2001 or 2002.

    If US Life does not elect to irrevocably terminate the agreement at either January 1, 2001 or 2002, it may, at its sole option, prior to December 1, 2002, elect to extend the agreement to policies incepting during both of the years 2003 and 2004. If the cumulative claim and allocated claim adjustment expense ratio is greater than or equal to 66.5%, US Life may select a ceding percentage of 0.0% to 50.0% for both years. If the cumulative claim and allocated claim adjustment expense ratio is less than 66.5%, US Life may select a ceding percentage of 0.0% to 25.0% for both years.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE (CONTINUED)
    All of the Superior National companies receive a 33.5% ceding commission on premiums ceded under the US Life contract for policies incepting during 1998 and 1999. For policies covered by the US Life agreement incepting during 2000 to 2004, the ceding commission will be 33.5% less the difference in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a minimum ceding commission of 31.0%. If the cumulative claim and allocated claim adjustment expense ratio is 66.5% or less, the ceding commission for the will be 33.5% plus the difference in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a maximum ceding commission of 36.0%. In addition to the ceding commissions described above, US Life will pay Superior National a contingent commission. The contingent commission is equal to 25.0% of any net positive balance taking the earned premiums ceded to US Life minus ceding commissions paid to Superior National, an expense provision of 17.5% of earned premiums ceded, and claim and ceded allocated claim adjustment expense.

    Superior National purchases specific excess of loss reinsurance to cover single catastrophic claims from $500,000 to $500 million. We purchase reinsurance up to such high levels principally to reduce our liability to workplace injuries that might occur if an earthquake strikes a heavily populated area in California during working hours. Effective May 1, 1998, Superior National and BIG entered into a specific excess of loss reinsurance contract with US Life under which US Life reinsured $4,500,000 in excess of $500,000 of any specific claim incurred. US Life was subsequently replaced by Trustmark Life Insurance Company as the reinsurer on this contract from the inception of the contract. A variety of property and casualty and life companies reinsure our specific excess of loss claims on a per-person and per-occurrence basis in excess of $5.0 million up to $500.0 million per occurrence.

    RESERVE GUARANTEE. As part of the acquisition of BIG, FHC obtained at its expense a guarantee on BIG's claim and allocation claim adjustment expense reserves. The form of the guarantee was two reinsurance contracts covering $175.0 million in excess of BIG's estimated claim and allocated claim adjustment expense reserves at December 10, 1998, plus 50.0% of $75.0 million in excess of the sum of BIG's reserves plus $175.0 million. BIG's estimated reserves at December 10, 1998, as defined under the contracts, was $495.0 million plus 75.7% of 1998 net earned premium excluding premium ceded to the Quota-Share Arrangement, and less claim and allocated claim adjustment expenses paid by BIG through December 10, 1998. The $175.0 million reinsurance contract was entered-into with InterOcean Reinsurance Ltd., with a 100.0% retrocession of liability to American Re-Insurance Company ("Am Re"). The $75.0 million reinsurance contract for which Superior National has a 50.0% share was entered-into with Hanover, 26.7%, Scandinavian Re, 20.0%, and Odyssey Re, 3.33%. FHC bore all of the costs of the above-cited reinsurance contracts. At December 31, 1998, we have recorded direct and ceded claim and claim adjustment expenses, gross claim and claim adjustment expense reserves, and a reinsurance recoverable, of $175.0 million, all associated with the reserve guarantee contracts.

    Prior to the acquisition, BIG bought specific excess of loss reinsurance on workers' compensation policies, providing coverage in excess of $1,000,000 per occurrence for accident years 1996 through 1998, in excess of $500,000 per occurrence for accident years 1994 and 1995, in excess of $350,000 per occurrence for accident years 1992 and 1993, and in excess of $250,000 per occurrence for accident years 1989 through 1991. The agreements provide coverage up to a maximum of $200 million per occurrence, including BIG's

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(8) REINSURANCE (CONTINUED)
retention. BIG's specific excess of loss contracts were terminated effective December 31, 1998 and replaced with the specific excess of loss contract with Trustmark described above.

    As of December 31, 1998, American Reinsurance Company, United States Life Insurance, and General Reinsurance Corporation account for 34.9%, 30.7%, and 12.1%, respectively, of total amounts recoverable from all reinsurers on paid and unpaid claim and claim adjustment expenses.

    Amounts included in the income and expense accounts in continuing operations in connection with all ceded reinsurance at December 31, are as follows:

                                                                1998        1997       1996
                                                             ----------  ----------  ---------
Net Premiums written:
  Premiums written.........................................  $  192,070  $  159,352  $  99,282
  Premiums ceded...........................................    (112,375)    (22,423)   (11,567)
                                                             ----------  ----------  ---------
    Net premiums written...................................  $   79,695  $  136,929  $  87,715
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Net change in unearned premiums:
  Direct...................................................  $    5,070  $    3,649  $     645
  Ceded....................................................       2,324         342        288
                                                             ----------  ----------  ---------
    Net change in unearned premiums........................  $    7,394  $    3,991  $     933
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Net claim and claim adjustment expenses:
  Claim and claim adjustment expenses......................  $  375,038  $  122,830  $  61,702
  Reinsurance recoveries...................................    (131,696)    (32,383)    (6,064)
                                                             ----------  ----------  ---------
    Net claim and claim adjustment expenses................  $  243,342  $   90,447  $  55,638
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------
Net commission expense (income):
  Direct...................................................  $   25,445  $   18,706     12,456
  Ceded....................................................     (34,787)     (4,868)    (2,030)
                                                             ----------  ----------  ---------
    Net commission expense (income)........................  $   (9,342) $   13,838  $  10,426
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

(9) LONG-TERM DEBT

    The following is a summary of the Company's long-term debt balances at December 31:

                                                                                1998        1997
                                                                             ----------     -----
Chase Manhattan Bank Loan..................................................  $  105,790   $      --
Voting Notes due 2002......................................................          30          30
                                                                             ----------         ---
Balance at end of period...................................................  $  105,820   $      30
                                                                             ----------         ---
                                                                             ----------         ---

    Voting notes ("Voting Notes") in the amount of $30 thousand related to SNIG's 14.5% Senior Subordinated Series A and Series B Notes ("14.5% Senior Subordinated Notes") were still outstanding as of December 31, 1998. The 14.5% Senior Subordinated Notes were retired in 1994. The Voting Notes of

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(9) LONG-TERM DEBT (CONTINUED)
$30 thousand will mature in the year 2002. Warrants related to the 14.5% Senior Subordinated Notes remain outstanding and provide their holders the right to purchase 1,566,465 shares of SNIG common stock at a strike price of $4 per share. These warrants, which are currently exercisable and expire on April 1, 2002, are held by senior management and a nominee for III.

    Effective December 10, 1998, to obtain part of the funding required for the acquisition of BIG we entered into a Credit Agreement with The Chase Manhattan Bank, as Administrative Agent, and various lending institutions for $110.0 million in senior debt less $4.8 million in transaction costs. In addition, we obtained a working capital credit facility of $15.0 million under the terms of the Credit Agreement, and had $15.0 million in unused availability as of December 31, 1998.

    This senior debt is to be fully amortized over six years with semi-annual principal paydowns of $10 million beginning June 30, 2000 and continuing on through December 31, 2002. After December 31, 2002, the principal paydown will increase to $12.5 million and continue until maturity at December 10, 2004. The senior debt interest rate is equivalent to the Eurodollar rate plus 3%. We have the option to select various interest periods varying from one, two, three or six month periods. As of December 31, 1998, the interest rate for the current period is 8.06% which will be reset in June 1999.

    We must adhere to certain requirements and provisions to be in compliance with the terms of the Credit Agreement. The provisions require us to maintain certain financial ratios, as well as other customary covenants. As of December 31, 1998, we are in compliance with all loan covenants.

    Effective June 30, 1994, we entered into a $10 million term loan agreement ("1994 Loan") with Imperial Bank, which was used to retire subordinated notes issued during 1992. This term loan was to be fully amortized over seven years with quarterly payments of $300 plus interest per quarter for years one and two, $350 plus interest per quarter for years three and four, and $400 plus interest per quarter for years five, six and seven. Effective July 1, 1995, the borrowing rate was changed from Imperial Bank's prime rate plus one- half percent to a fixed rate of 8% per annum. Additionally, under the amended terms of the 1994 Loan, the Company could not prepay it until July 1, 1996.

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

    During 1996, we entered into a financing transaction involving Centre Re and Chase. Chase extended a $93.1 million term loan (net of transaction costs). We used the proceeds from the financing to purchase from SNIC reinsurance receivables due from Centre Re. The principal balance of the loan was collateralized by receivables due from the reinsurer and amortized based upon the payout pattern of the underlying claims of the reinsurance receivables. In June 1997, the $93.1 million term loan was retired, $110.5 million of receivables from a related party reinsurer, in connection with a financing transaction, was transferred to Chase in exchange for the cancellation of the Company's $94.9 million debt due to Chase under the loan.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(9) LONG-TERM DEBT (CONTINUED)
The retirement of this collateralized financing resulted in the Company's recognizing a $15.7 million charge.

    We have an agreement with a national brokerage house to allow it to enter into $20 million of reverse repurchase transactions that must be secured by either U.S. treasuries, government agency bonds, or corporate debt. There were no outstanding transactions at December 31, 1998.

(10) PREFERRED SECURITIES ISSUED BY AFFILIATES

    On June 30, 1994, SNIG completed the sale of $20 million of preferred securities and warrants to affiliates of Centre Re in a transaction approved by the shareholders and the California Department of Insurance ("DOI"). The preferred securities were subordinate to the 1994 Loan. A special purpose investment partnership, Superior National Capital, L.P. (the "Limited Partnership"), was formed in Bermuda to issue $20 million face amount of 9.7% redeemable preferred securities ("1994 Preferred Securities") to Centre Reinsurance Services (Bermuda) III, Limited in exchange for $18 million. CentreLine Reinsurance Limited paid the Company $2 million for warrants to purchase 579,356 shares of SNIG's common shares at $5.20 per share. The warrants may be exercised at any time and expire in 2002.

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

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) PREFERRED SECURITIES ISSUED BY AFFILIATES (CONTINUED)
    The difference between the face value and the carrying value of the Trust Preferred Securities is amortized over their nineteen-year maturity using the scientific method. The amortization, net of tax benefits and accrued dividends, is charged to current year income after continuing operations, net of taxes.

    The following is a summary of the preferred securities balance as of December 31:

                                                                           1998        1997
                                                                        ----------  ----------
Beginning balance.....................................................  $  101,277  $   23,571
Dividends and accretion...............................................        (193)      3,709
Retirement of 1994 Preferred Securities...............................          --     (27,275)
Issuance of Trust Preferred Securities................................          --     101,272
                                                                        ----------  ----------
Balance at end of period..............................................  $  101,084  $  101,277
                                                                        ----------  ----------
                                                                        ----------  ----------

(11) STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS

    SNIC, SPCC, CalComp and CBIC are domiciled in the State of California and CCIC is domiciled in the State of New York. Each entity prepares their statutory financial statements in accordance with accounting practices prescribed or permitted by state insurance regulators. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

    Statutory accounting practices for the insurance subsidiaries are prescribed or permitted by the Department of Insurance of the State of California ("California DOI"). Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. Furthermore, the NAIC's project to codify statutory accounting practices was approved by the NAIC in March 1998. The approval included a provision for commissioner discretion in determining appropriate statutory accounting for insurers in their state. Consequently, prescribed and permitted accounting practices may continue to differ from state to state. The California DOI has indicated that codification will become effective on January 1, 2001. The Company has not determined how implementation will affect its insurance subsidiaries' statutory financial statements.

    Superior National's statutory policyholders' surplus as reported to regulatory authorities was $340.2 million ($230.7 million related to the BIG insurance subsidiaries) and $102.2 million at December 31, 1998, and 1997, respectively. Superior National's statutory net income (loss), as reported to regulatory authorities, was $11.5 million, $(3.2) million and $0.8 million for the years ended December 31, 1998, 1997, and 1996 respectively.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(11) STATUTORY SURPLUS AND DIVIDEND RESTRICTIONS (CONTINUED)

    Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The laws of various states establish supervisory agencies with broad administrative and supervisory powers. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. The Company has registered as holding company systems pursuant to such legislation in California. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures and accounting for reinsurance transactions. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company.

    The Risk Based Capital Model ("RBC") for property and casualty insurance companies was adopted by the NAIC in December 1993, and starting in 1995, companies were required to report their RBC ratios to the NAIC. SNIC, SPCC, CalComp, CBIC and CCIC have calculated and met their RBC requirements.

    Insurance companies are also subject to restrictions affecting the amount of stockholder dividends and advances that may be paid within any one year without the prior approval of the DOI. The California Insurance Code provides that the maximum amount that may be paid as dividends on an annual noncumulative basis without prior notice to, or approval by, the DOI is the greater of (1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31. At December 31, 1998, SNIC, SPCC, CalComp and CBIC could pay approximately $8.5 million, $3.7 million, $21.0 million, and $4.2 million respectively, in dividends and advances to the Company without the DOI's prior approval. The maximum amount of dividends which can be paid by State of New York insurance companies to stockholders without the prior approval is subject to restrictions relating to statutory earned surplus. CCIC's statutory surplus at December 31, 1998, was $9.1 million. At December 31, 1998, CCIC had negative earned surplus and, as such, cannot declare and pay any stockholders' dividends in 1999 without the prior approval of the New York Commissioner of Insurance.

(12) EMPLOYEE BENEFIT PLANS

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

    SNIG has two equity option plans, the 1986 Stock Option Plan ("1986 Plan") and the 1995 Stock Incentive Plan ("1995 Plan"). The terms of the 1986 Plan permit SNIG, at the Board of Directors' discretion, to grant options to its management to purchase up to 225,000 shares of common stock. Options granted under the 1986 Plan are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("Code"). The 1995 Plan permits the granting of both options that qualify for treatment as incentive stock options under Section 422 of the Code and options that do not qualify as incentive stock options. Under the 1995 Plan, officers and key employees of the Company may be granted options to purchase shares of SNIG common stock or may be given the opportunity to receive

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
restricted stock of SNIG. Under the 1995 Plan, the aggregate number of shares of common stock that may be granted, either through the exercise of options or the issuance of restricted stock, is 3,000,000 shares. Under both plans, the exercise price of each option equals the market price of SNIG's stock on the date of grant and options have a maximum term of ten years. The Board of Directors may grant options at any point during a year and the options generally vest over five years.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used in the calculation is the 10-year Treasury Note rate on the date the options were granted. The risk free interest rate range used for options granted during 1998, 1997, and 1996 was 4.6% to 5.7%, 5.8% to 6.9%, and 5.6% to 6.8%, respectively. The volatility factors for the expected market price of the common stock of 69%, 65%, and 70% were used for options granted in 1998, 1997, and 1996 respectively. A weighted average expected life of ten years was used as the Company has little history of options' being exercised prior to their expiration.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                             1998       1997
                                                                          ----------  ---------
Pro forma net (loss)....................................................  $  (14,091) $  (5,366)
Pro forma earnings per share
  Basic.................................................................  $    (2.08) $   (1.02)
  Diluted...............................................................  $    (2.08) $   (0.77)

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the Company's stock option activity, and related information for the years ended December 31, is as follows:

                                                        1998                         1997                          1996
                                             --------------------------  ----------------------------  ----------------------------
                                                            WEIGHTED-
                                                             AVERAGE                     WEIGHTED-                     WEIGHTED-
                                               NUMBER       EXERCISE       NUMBER         AVERAGE        NUMBER         AVERAGE
                                              OF SHARES       PRICE       OF SHARES   EXERCISE PRICE    OF SHARES   EXERCISE PRICE
                                             -----------  -------------  -----------  ---------------  -----------  ---------------
Stock options outstanding beginning of
  year.....................................     461,079     $    7.17       389,516      $    5.13        252,500      $    4.90
Stock options granted......................     228,950         16.84       132,257          12.43        146,516           5.46
Stock options exercised....................      (6,970)         6.36       (22,127)          4.74         (3,100)          4.00
Stock options canceled.....................     (14,830)        10.45       (38,567)          5.94         (6,400)          4.61
                                             -----------                 -----------                   -----------
Stock options outstanding, end of year.....     668,229     $   10.42       461,079      $    7.17        389,516      $    5.13
                                             -----------       ------    -----------         -----     -----------         -----
                                             -----------       ------    -----------         -----     -----------         -----
Exercisable at end of year.................     236,491            --       152,525             --        102,200             --
Weighted-average fair value of options
  granted during the year..................   $   13.32                   $    9.76                     $    4.41

    Exercise prices for options outstanding as of December 31, 1998 ranged from $4 to $17.875. The weighted-average remaining contractual life of those options is 7.99 years. Since the range of exercise prices is wide, the following is a summary of information for each exercise price range:

                                                                                                 WEIGHTED- AVERAGE
                                   NUMBER       WEIGHTED-   WEIGHTED-AVERAGE      NUMBER OF       EXERCISE PRICE
                                 OF OPTIONS      AVERAGE        REMAINING      OPTIONS (SHARES)    OF CURRENTLY
                                  (SHARES)      EXERCISE    CONTRACTUAL LIFE      CURRENTLY         EXERCISABLE
EXERCISE PRICE RANGE             OUTSTANDING      PRICE          (YEARS)         EXERCISABLE          OPTIONS
------------------------------  -------------  -----------  -----------------  ----------------  -----------------
$ 4.00-$ 4.99.................      109,316     $    4.55            6.55             67,856         $    4.35
$ 5.00-$ 5.99.................      175,200          5.18            6.67            129,670              5.18
$ 6.00-$ 6.99.................       30,662          6.25            8.00             12,026              6.25
$ 7.00-$11.99.................       28,850         10.89            8.85              6,540             10.51
$12.00-$12.99.................       77,001         12.15            8.96             15,949             12.17
$13.00-$14.99.................       24,850         14.65            9.10              4,450             14.64
$15.00-$16.99.................      164,000         16.52           10.00                 --                --
$17.00-$17.99.................       58,350         17.88           10.00                 --                --
                                -------------                                        -------
                                    668,229     $   10.42            7.99            236,491         $    5.79
                                -------------  -----------          -----            -------             -----
                                -------------  -----------          -----            -------             -----

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following is a summary of the transactions under the 1986 Plan for the years ended December 31:

                                                         1998                        1997                        1996
                                              --------------------------  --------------------------  --------------------------
                                                NUMBER        OPTION        NUMBER        OPTION        NUMBER        OPTION
                                               OF SHARES       PRICE       OF SHARES       PRICE       OF SHARES       PRICE
                                              -----------  -------------  -----------  -------------  -----------  -------------
Stock options outstanding beginning of
  year......................................     108,750   $  4.00-$5.20     120,000   $  4.00-$5.20     127,500   $  4.00-$5.20
Stock options granted.......................          --              --          --              --          --              --
Stock options exercised.....................      (2,500)      4.00-5.20      (9,125)           4.00      (3,100)           4.00
Stock options canceled......................      (1,000)      4.00-5.20      (2,125)           4.00      (4,400)      4.00-5.20
                                              -----------                 -----------                 -----------
Stock options outstanding, end of year......     105,250   $  4.00-$5.20     108,750   $  4.00-$5.20     120,000   $  4.00-$5.20
                                              -----------  -------------  -----------  -------------  -----------  -------------
                                              -----------  -------------  -----------  -------------  -----------  -------------

    At December 31, 1998, 90,750 vested options were exercisable under the 1986 Plan. No additional options or purchase rights will be granted under the 1986 Plan.

    The following is a summary of the transactions under the 1995 Plan for the years ended December 31:

                                                     1998                          1997                         1996
                                         ----------------------------  ----------------------------  --------------------------
                                           NUMBER         OPTION         NUMBER         OPTION         NUMBER        OPTION
                                          OF SHARES        PRICE        OF SHARES        PRICE        OF SHARES       PRICE
                                         -----------  ---------------  -----------  ---------------  -----------  -------------
Stock Options:
  Stock options outstanding beginning
    of year............................     352,329   $  4.87-$14.875     269,516   $    5.20-$7.70     125,000   $        5.20
  Stock options granted................     228,950      14.75-17.875     132,257     11.375-14.875     146,516       5.20-7.70
  Stock options exercised..............      (4,470)       6.25-12.50     (13,002)        4.87-7.70          --              --
  Stock options canceled...............     (13,830)      6.25-16.375     (36,442)      4.87-12.125      (2,000)           5.20
                                         -----------                   -----------                   -----------
  Stock options outstanding end of
    year...............................     562,979   $  4.87-$17.875     352,329   $  4.87-$14.875     269,516   $  5.20-$7.70
                                         -----------  ---------------  -----------  ---------------  -----------  -------------
                                         -----------  ---------------  -----------  ---------------  -----------  -------------

                                                     1998                          1997                         1996
                                         ----------------------------  ----------------------------  --------------------------
                                           NUMBER         OPTION         NUMBER         OPTION         NUMBER        OPTION
                                          OF SHARES        PRICE        OF SHARES        PRICE        OF SHARES       PRICE
                                         -----------  ---------------  -----------  ---------------  -----------  -------------
Restricted Options:
  Shares outstanding beginning of
    year...............................      83,680   $  4.87-$12.125      69,265   $    4.87-$6.25      36,350   $        5.20
  Shares granted.......................          --                --      36,450            12.125      45,934       4.87-6.25
  Shares issued........................     (83,680)      4.87-12.125     (12,222)      4.87-12.125     (13,019)      4.87-5.20
  Shares canceled......................          --                --      (9,813)      4.87-12.125          --              --
                                         -----------                   -----------                   -----------
  Shares outstanding end of year.......          --   $  4.87-$12.125      83,680   $  4.87-$12.125      69,265   $  4.87-$6.25
                                         -----------  ---------------  -----------  ---------------  -----------  -------------
                                         -----------  ---------------  -----------  ---------------  -----------  -------------

    At December 31, 1998, 145,741 vested options were exercisable under the 1995 Plan. Shares available for future grants under the 1995 Plan at December 31, 1998 were 2,437,021.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Effective January 1, 1990, the Company implemented a 401(k) Plan ("Company Plan") which is available for substantially all employees and under which the Company matches a percentage of the participant's compensation. The employer contributions are discretionary and vest over a five-year period. The employer contributions for plan years 1998, 1997, and 1996 were $229 thousand, $186 thousand, and $170 thousand, respectively.

    The Pac Rim Assurance Company 401(k) Plan ("Pac Rim Plan") permits employees of Pac Rim who attain the age of 21 and complete 30 days of employment to elect to make tax-deferred contributions of a specified percentage of their compensations during each year through payroll deductions. As of December 31, 1998, there were 20 participants in the Pac Rim Plan employed by the Company. Under the Pac Rim Plan, the Company, as successor to Pac Rim, has discretion to make additional contributions. The Company made a $200 thousand discretionary employer contribution to the Pac Rim Plan in April 1997. The Company merged the Pac Rim Plan into the Company Plan on January 1, 1999.

(13) COMMITMENTS

    The Company occupies offices under various operating leases and leases substantially all of its fixed assets through a capital lease. The future minimum lease payments at December 31, 1998, are as follows:

                                 OPERATING       CAPITAL     INTEREST ON CAPITAL   TOTAL LEASE
                                COMMITMENTS    COMMITMENTS       COMMITMENTS       COMMITMENTS
                               -------------  -------------  -------------------  -------------
1999.........................    $  19,330      $   2,005         $     552         $  21,887
2000.........................       16,601          2,232               325            19,158
2001.........................       13,988          1,797                16            15,801
2002.........................        6,010             --                --             6,010
2003.........................        3,149             --                --             3,149
                               -------------       ------             -----       -------------
                                 $  59,078      $   6,034         $     893         $  66,005
                               -------------       ------             -----       -------------
                               -------------       ------             -----       -------------

    Rental expenses totaled approximately $8.1 million, $4.0 million, and $1.9 million for the years ended December 31, 1998, 1997, and 1996 respectively.

    Effective December 1, 1997, the Company entered into an $8.0 million capital lease with BancBoston for substantially all of the property and equipment of both SNIC and SPCC acquired on or before March 31, 1997. The transaction resulted in a deferred gain of $1.7 million that is being amortized over 36 months.

    Prior to the acquisition of BIG, BIG and the BIG insurance subsidiaries entered into a sale leaseback agreement with BancBoston Leasing, Inc. pursuant to which BancBoston Leasing, Inc. acquired certain of the BIG insurance subsidiaries information systems and related assets for approximately $8.4 million, and BIG and the BIG insurance subsidiaries agreed to leaseback such assets. This lease agreement has been accounted for as an operating lease and has a one-year minimum term and is renewable from year to year thereafter.

    In connection with the acquisition of BIG, Superior National entered into an agreement with Foundation Health Medical Resource Management to provide occupational medical management services.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(13) COMMITMENTS (CONTINUED)
This agreement has a five-year term and provides for annual payments up to 3% of direct premiums earned.

    As part of an investment transaction by Capital Z Financial Services Fund IP ("IP II"), a related party, we have committed to participate in debt financing of up to $5 million.

    In a transaction associated with the sale of the 14.5% Senior Subordinated Notes to III, the Company and SNIC agreed to pay International Insurance Advisors, Inc., agent for each of the III limited partners and for the general partner of III, a consulting fee in the amount of $250 thousand beginning on April 1, 1993, and on each April 1 thereafter, to and including April 1, 1999. The retirement of the 14.5% Senior Subordinated Notes in 1994 did not affect the obligation of the Company and the consulting fees were paid by SNIC.

(14) LITIGATION

    The Company is subject to various litigation which arises in the ordinary course of business. Management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position of the Company or its consolidated results of operations.

(15) EARNINGS PER SHARE RECONCILIATION

    The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                       1998                                        1997                           1996
                     -----------------------------------------  -------------------------------------------  ---------------
                                       SHARES       PER SHARE                       SHARES       PER SHARE
                                    (DENOMINATOR)    AMOUNT                      (DENOMINATOR)    AMOUNT
                        INCOME      -------------  -----------      INCOME       -------------  -----------      INCOME
                      (NUMERATOR)                                 (NUMERATOR)                                  (NUMERATOR)
                     -------------                              ---------------                              ---------------
                          (IN                                   (IN THOUSANDS)                               (IN THOUSANDS)
                      THOUSANDS)
BASIC EPS
  Income before
    items Below....    $  (6,245)     6,759,598     $   (0.92)     $     463       5,249,736     $    0.09      $   3,630
  Preferred
    Securities.....       (7,357)                       (1.09)        (3,069)                        (0.58)        (1,667)
  Discontinued
    Operations.....           --                           --             --                            --             --
  Extraordinary
    Items..........           --                           --         (2,535)                        (0.49)            --
                     -------------                 -----------       -------                    -----------       -------
  Net Income.......    $ (13,602)                   $   (2.01)     $  (5,141)                    $   (0.98)     $   1,963
                     -------------                 -----------       -------                    -----------       -------
                     -------------                 -----------       -------                    -----------       -------
EFFECT OF DILUTIVE
  Securities
    Options........                         N/A                                      295,065
    Warrants.......                         N/A                                    1,471,364
DILUTED EPS
  Income before
    items Below....    $  (6,245)     6,759,598     $   (0.92)     $     463       7,016,165     $    0.07      $   3,630
  Preferred
    Securities.....       (7,357)                       (1.09)        (3,069)                        (0.44)        (1,667)
  Discontinued
    Operations.....           --                           --             --                            --             --
  Extraordinary
    Items..........           --                           --         (2,535)                        (0.37)            --
                     -------------                 -----------       -------                    -----------       -------
  Net Income.......    $ (13,602)                   $   (2.01)     $  (5,141)                    $   (0.74)     $   1,963
                     -------------                 -----------       -------                    -----------       -------
                     -------------                 -----------       -------                    -----------       -------


                      PER SHARE       AMOUNT
                       SHARES      (DENOMINATOR)
                     -----------  ---------------

BASIC EPS
  Income before
    items Below....   3,432,679      $    1.06
  Preferred
    Securities.....                      (0.49)
  Discontinued
    Operations.....                         --
  Extraordinary
    Items..........                         --
                                        ------
  Net Income.......                  $    0.57
                                        ------
                                        ------
EFFECT OF DILUTIVE
  Securities
    Options........     226,183
    Warrants.......   1,167,178
DILUTED EPS
  Income before
    items Below....   4,826,040      $    0.75
  Preferred
    Securities.....                      (0.34)
  Discontinued
    Operations.....                         --
  Extraordinary
    Items..........                         --
                                        ------
  Net Income.......                  $    0.41
                                        ------
                                        ------

    Options to purchase 1,250 shares at $14.81, 12,500 shares at $14.875, 7,250 shares at $14.25, and 1,250 shares at $14.31 were outstanding during the last quarter of 1997 but were not included in the computation

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(15) EARNINGS PER SHARE RECONCILIATION (CONTINUED) of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2002, were still outstanding at the end of year 1998.

(16) RELATED PARTY TRANSACTIONS

    Effective June 11, 1998, SNIC agreed to purchase an aggregate of 245,000 shares of our common stock from Thomas J. Jamieson, who is a director of Superior National, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The price per share paid was $21.00, for total consideration of $5,145,000. The closing sales price per share of common stock on June 10, 1998 was $22.88. The common stock purchased by SNIC is held as an investment and carried in treasury stock in the consolidated financial statements.

    During 1998, we invested $50.0 thousand, with a $0.5 million commitment, in a related party investment partnership whose sole investment is in IP II.

    In December 1998, we privately sold approximately $158 million of our common stock to IP II, Insurance Partners, L.P. ("IP Delaware") and Insurance Partners (Offshore) Bermuda, ("IP Bermuda and, together with IP Delaware, "IP"). At the same time we also completed our public rights offering under which we offered subscription rights to purchase our common stock to all of our stockholders (except for IP Delaware and IP Bermuda), warrant holders and to holders of our stock options and shares of restricted stock. Those directors and executive officers of Superior National who owned common stock and warrants, by virtue of these holdings, had the opportunity to purchase shares of common stock in the rights offering. These offerings provided a significant portion of the financing we needed to purchase BIG.

    Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some members of our management, including William L. Gentz, Arnold J. Senter, and J. Chris Seaman are investors in an investment fund that is a limited partner of IP II.

    Mr. Spass and Steven B. Gruber, who is a director of Superior National, are executive officers of the ultimate general partner of IP Delaware and IP Bermuda. In addition, Messrs. Spass, Gruber, and Cooper own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda.

    The Board of Directors, without Messrs. Spass, Gruber, and Cooper, who disclosed their conflict of interest, withdrew from the discussion, and abstained from the voting, unanimously approved the terms of the sale of common stock to the IP partners.

    Under the terms of our stock offering to the IP partnerships, they agreed to purchase 5,611,940 shares of common stock at $16.75 per share, for a total of $94.0 million. They also agreed to provide a standby commitment under which they would purchase up to an additional 6,328,358 shares of common stock at $16.75 per share in an amount of shares necessary to bring the total proceeds of the private sale to the IP partnerships and the public sale of common stock under the rights offering to $200.0 million. Our independent directors, on behalf of the Company, negotiated the $16.75 subscription price and the terms of the stock purchase agreement governing the sale to the IP partnerships. Because the $16.75 price equals the subscription price in the rights offering and this price was set with the intention of inducing

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(16) RELATED PARTY TRANSACTIONS (CONTINUED) participation by our stockholders, the $16.75 price represented a discount to the market price of our common stock at the time the price was determined.

    On December 10, 1998 the IP partnerships exercised their standby commitment, which, combined with the minimum number of shares of common stock they agreed to purchase, resulted in (1) IP II purchasing 5,276,960 shares of common stock for $88.4 million, (2) IP Delaware purchasing 2,949,594 shares of common stock for $49.4 million, and (3) IP Bermuda purchasing 1,196,588 shares of common stock for $20.0 million.

    On December 10, 1998 we paid a commitment fee to the IP partnerships in the form of warrants to purchase an aggregate of 734,000 shares of common stock at $16.75 per share for agreeing to provide the standby commitment. The warrants expire on December 10, 2003. IP II assigned the warrants it was entitled to receive to Zurich Centre Group Holdings Limited as compensation for its providing certain financing commitments to the IP partnerships under the stock purchase agreement. We paid this commitment fee by issuing (1) 229,754 warrants to IP Delaware, (2) 93,206 warrants to IP Bermuda, (3) 205,520 warrants to Zurich Centre Group Holdings Limited, and (4) 205,520 warrants to various principals and designees of the ultimate general partner of IP II. Robert A. Spass and Bradley E. Cooper, who are directors of the Company and officers and equity holders of that general partner, received 32,825 warrants and 16,413 warrants, respectively, from the general partner.

    In connection with our stock offering to the IP partnerships, we agreed to provide the IP partnerships and some of their affiliates with certain customary registration rights that allow them to require the Company to prepare and file with the SEC registration statements under the Securities Act covering the public offer and sale of shares they hold and to use its best efforts to cause these registration statements to be declared effective.

    In addition, we paid to designees of the IP partnerships fees totaling $3.9 million in consideration of their providing us with the opportunity to undertake the BIG acquisition, originating a portion of the financing for the acquisition, and assisting us in negotiating the terms of the acquisition.

    In approving the rights offering to the Company's stockholders described above, the Board of Directors decided to allow employees and consultants of the Company who held stock options and shares of restricted stock to receive similar subscription rights. We distributed to these holders the same form of subscription right issued in the rights offering, including an identical $16.75 subscription price, except that each employee or consultant was required to agree that his or her rights were non-transferable.

    In addition, the Board of Directors authorized the Company to lend funds to the participants sufficient to pay the purchase price for the common stock and any resulting tax liability if the participant signed a promissory note, and pledged to the Company, as collateral, stock options, warrants and shares of common stock and restricted stock (including shares of common stock purchased in the rights offering). The amount of money that could be borrowed was limited to be 66% of the total value of the collateral that was pledged.

    Employees and consultants of the Company purchased a total of 618,309 shares of common stock under this portion of the rights offering and borrowed a total of $10.4 million from the Company to pay for

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(16) RELATED PARTY TRANSACTIONS (CONTINUED) them. All of the participants borrowed money from us and pledged to us a sufficient number of stock options and shares of our common stock and restricted stock.

    In April 1997, IP Delaware and IP Bermuda purchased 2,124,834 shares of common stock at $7.53 per share, for an aggregate purchase price of $16.0 million. Certain affiliates of Zurich Reinsurance Centre Holdings LLC ("Zurich") are limited partners of IP Delaware and IP Bermuda and hold approximately 23% of the limited partnership interests in those partnerships on an aggregate basis.

    In March 1992, we issued warrants (the "Warrants") to purchase 1,616,886 shares of common stock in connection with the sale of our 14.5% Senior Subordinated promissory notes in an aggregate principal amount of $11.0 million. These notes have since been redeemed. The Warrants are exercisable at $4.00 per share and expire April 1, 2002. International Insurance Investors, L.P. ("III") purchased 1,474,306 of the Warrants (which have since been distributed to III's partners and some of which were subsequently sold to unrelated parties), 1,230,149 of which are subject to a revocable agency relationship with International Insurance Advisors, Inc. ("IIA"), pursuant to which IIA exercises the voting or consent rights of such Warrants and the underlying shares of common stock. Management acquired the remaining 142,580 Warrants. Centre Solutions (Bermuda) Limited ("Centre Solutions"), an affiliate of Zurich, holds 395,128 of the Warrants (subject to the revocable agency relationship with IIA). As of December 31, 1998, Warrants to purchase 1,566,465 shares of Common Stock were outstanding.

    In June 1994, in connection with a $20.0 million investment in the Company (and its affiliate, Superior National Capital, L.P.) by CentreLine Reinsurance Limited ("Centre Line"), an affiliate of Zurich, the Company issued to CentreLine a warrant to purchase 579,356 shares of common stock at an exercise price of $5.20 per share, which expires April 1, 2002.

    Robert A. Spass and Bradley E. Cooper, directors of the Company, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, a director of the Company, is a former employee of IIA. IIA was paid $250,000 by the Company during each of fiscal 1998, 1997, and 1996 for investment banking and financial consulting services. Such payments were made pursuant to a consulting agreement entered into in 1992 that continues through the end of 1999.

    The Company has several reinsurance contracts with certain affiliates of Zurich which are discussed in Note 8. The following is a summary of significant reinsurance transactions with affiliates of Zurich occurring in 1998 and 1997.

    - Effective July 1, 1998, SNIC and SPCC entered into an Aggregate Excess of Loss Agreement with ZRNA.

    - Effective June 30, 1998, SNIC entered into an agreement with ZRNA to settle and commute all obligations and liabilities known and unknown associated with the ZRNA Quota-Share contract and its related Assumption of Liability Endorsement facility for the contract years incepting January 1, 1994 through 1997. ZRNA paid SNIC $5.6 million and SNIC reassumed from ZRNA all of its workers' compensation claim and allocated claim adjustment expense reserves previously ceded to ZRNA for contract years 1994-1997.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(16) RELATED PARTY TRANSACTIONS (CONTINUED)
    - In December 1998, as a condition to the sale of BICO, CalComp entered into a 100% Quota Share Reinsurance agreement with CIC (formerly BICO) under which CIC will provide Superior National with a "fronting" facility.

    - SNIC entered into a reinsurance contract with ZRNA effective June 30, 1997, under which ZRNA assumed $10 million of reserves associated with open claims for future medical payments from SNIC in consideration of $1 million in cash. Effective December 31, 1998, this contract was commuted and ZRNA paid SNIC $250,000 to commute and settle all obligations and liabilities associated with this contract.

    - The 1991 Contract with Centre Re was commuted in June 1997. In 1997, the Company paid Centre Re $5.3 million related to the cancellation of the 1993 Contract. In June 1997, the entire amount of reinsurance receivable balance due from Centre Re associated with the 1991 Contract was used to pay the $93.1 million Chase term loan, as discussed in Note 9. In December 1997, the Company redeemed from an affiliate of Zurich $27.7 million of the 1994 Preferred Securities, as described in Note 10.

    Effective October 1, 1998, SNIC received cash of $28.9 million from Centre Re. On December 15, 1998, SNIC repaid Centre Re $30.5 million and recorded a loss of $1.6 million related to this transaction.

    On December 18, 1998, SNIG completed the sale of BICO to Centre Solutions Holdings (Delaware) Limited pursuant to the BICO Purchase Agreement for a purchase price of approximately $11.7 million, as described in Note 2.

    Beginning December 31, 1997 the Company entered into agreements with Risk Enterprise Management Limited ("REM") and an affiliate of REM to provide the Claim Severity Management Program. In 1998, we paid an aggregate of $8.3 million to REM and its affiliate under the terms of this program.

    In December 1997, Centre Solutions purchased $10.0 million of the Trust Preferred Securities.

                                                                    SCHEDULE I.1

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                 BALANCE SHEET

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (AMOUNTS IN
                                                                           THOUSANDS, EXCEPT
                                                                              SHARE DATA)
                                            ASSETS

INVESTMENTS
Bonds and Notes:
  Available-for-sale, at market (cost: 1998, $381; 1997, $7,539)........  $     389  $   7,533
Other Investments.......................................................         50         --
                                                                          ---------  ---------
    TOTAL INVESTMENTS...................................................        439      7,533
  Cash and cash equivalents.............................................      7,067      5,404
  Accrued investment income.............................................         47         38
  Receivable from a related party reinsurer.............................         --         --
  Investment in subsidiaries............................................    432,255    168,856
  Intercompany receivable...............................................        113         91
  Deferred income taxes.................................................         --      1,884
  Other.................................................................        257        174
                                                                          ---------  ---------
    TOTAL ASSETS........................................................  $ 440,178  $ 183,980
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Long-term debt..........................................................  $ 105,820  $      30
Intercompany liability..................................................      1,335     21,462
Deferred tax liability..................................................      6,607         --
Accounts payable and other liabilities..................................      1,370      1,393
                                                                          ---------  ---------
    TOTAL LIABILITIES...................................................    115,132     22,885
1997 PREFERRED SECURITIES ISSUED BY AFFILIATE;
  $1,000 face per share; issued & outstanding 105,000 shares in 1997 &
  1998..................................................................    101,084    101,277

                                     STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; authorized 40,000,000 shares in 1998,
  25,000,000 shares in 1997: issued and outstanding 17,907,314 shares in
  1998 and 5,871,279 shares in 1997.....................................        177         59
Paid-in capital excess of par...........................................    228,512     34,242
Paid in capital--warrants...............................................      2,206      2,206
Unrealized gain on equity securities, net of taxes......................        (58)       112
Unrealized gain (loss) on available-for-sale investments, net of
  taxes.................................................................      1,378      1,215
Retained earnings.......................................................      8,382     21,984
Less: Unearned Compensation.............................................     (1,107)        --
Less: Notes receivable from subscribed stock............................    (10,385)        --
Less: 245,000 shares of treasury stock..................................     (5,143)        --
                                                                          ---------  ---------
    TOTAL STOCKHOLDERS' EQUITY..........................................    223,962     59,818
                                                                          ---------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................  $ 440,178  $ 183,980
                                                                          ---------  ---------
                                                                          ---------  ---------

                  See notes to condensed financial information

                                                                    SCHEDULE I.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                                                                         TWELVE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
                                                                                       (AMOUNTS IN THOUSANDS)
REVENUES:
  Net investment income (loss)..................................................  $      728  $     (112) $      89
                                                                                  ----------  ----------  ---------
    TOTAL REVENUES..............................................................         728        (112)        89
EXPENSES:
  Interest expense..............................................................         600       5,965      1,465
  Loss on termination of financing transaction with a related party reinsurer...          --      15,699         --
  Other operating expenses......................................................         472         518       (446)
                                                                                  ----------  ----------  ---------
    TOTAL EXPENSES..............................................................       1,072      22,182      1,019
                                                                                  ----------  ----------  ---------
LOSS BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS AND ACCRETION, AND
  EXTRAORDINARY ITEMS...........................................................        (344)    (22,294)      (930)
Income tax expense..............................................................       4,217       2,908        858
                                                                                  ----------  ----------  ---------
LOSS BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION, AND EXTRAORDINARY
  ITEMS.........................................................................      (4,561)    (25,202)    (1,788)
Equity in net (loss) income of subsidiaries.....................................      (1,684)     25,709      5,418
1994 Preferred securities dividends and accretion, net of income tax benefit of
  $1,260 and $858 in 1997 and 1996, respectively................................          --      (2,445)    (1,667)
1997 Preferred securities dividends and accretion, net of income tax benefit of
  $3,962 and $321 in 1998 and 1997, respectively................................      (7,357)       (624)        --
Extraordinary loss on retirement of long-term debt, net of income tax benefit of
  $785 in 1997..................................................................          --      (1,524)        --
Extraordinary loss on redemption of Pac Rim's outstanding debentures, net of
  income tax benefit of $327 in 1997............................................          --        (635)        --
Extraordinary loss on retirement of preferred securities, net of income tax
  benefit of $134 in 1997.......................................................          --        (259)        --
Extraordinary loss on early retirement of Imperial Bank Loan net of income tax
  benefit of $83 in 1997........................................................          --        (161)        --
                                                                                  ----------  ----------  ---------
    NET (LOSS) INCOME...........................................................  $  (13,602) $   (5,141) $   1,963
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                  See notes to condensed financial information

                                                                    SCHEDULE I.3

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          TWELVE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                        (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income...............................................................  $ (13,602) $  (5,141) $   1,963
                                                                                    ---------  ---------  ---------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Amortization of bonds and preferred stock.....................................          4         --         --
    (Gain) loss on sale of investment.............................................       (278)         7          5
    Loss (income) from subsidiaries...............................................      1,684    (25,709)    (5,418)
    Loss on termination of financing transaction with a related party reinsurer...         --     15,699         --
    Extraordinary loss--early retirement of long-term debt........................         --      2,579         --
    Interest expense on long-term debt............................................        596      3,581         --
    Preferred securities dividends and accretion..................................      7,360      3,069      2,525
    (Increase) decrease in accrued investment income..............................         (9)       (37)         8
    Decrease in deferred income taxes.............................................      3,962      2,909         --
    (Increase) decrease in other assets...........................................       (106)     2,209       (994)
    Increase in receivable from a related party reinsurer.........................         --         --   (110,527)
    (Decrease) increase in accounts payable and other liabilities.................    (33,498)       446     19,334
                                                                                               ---------  ---------
      Total adjustments...........................................................    (20,285)     4,753    (95,067)
                                                                                    ---------  ---------  ---------
      Net cash used in operating activities.......................................    (33,887)      (388)   (93,104)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital--restricted stock...............................................        276        279         78
  Proceeds from issuance of common stock..........................................    193,007     18,000         --
  Proceeds from 1997 Trust Preferred Securities...................................         --    101,272         --
  Long-term debt--Chase Manhattan Bank............................................    105,194     41,257         --
  Retirement of long-term debt--Chase Manhattan Bank..............................         --    (44,000)        --
  Retirement of 1994 Preferred Securities.........................................         --    (27,668)        --
  Retirement of long-term debt--Imperial Bank.....................................         --     (7,250)    (1,250)
  Prepayment penalty on long-term debt............................................         --       (244)        --
  Proceeds from Chase Financing...................................................         --         --     93,091
  Retirement of long-term debt--Chase financing...................................         --         --     (1,410)
                                                                                    ---------  ---------  ---------
      Net cash provided by financing activities...................................    298,477     81,646     90,509
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of bonds and notes:
    Investments available-for-sale................................................     (4,890)    (7,539)        --
  Purchase of common and preferred stock..........................................    (68,384)        --         --
  Purchase of Pacific Rim Holding Company.........................................         --    (44,016)        --
  Purchase of Business Insurance Group, Inc.......................................   (287,851)        --         --
  Investment in subsidiary........................................................         --     (1,175)        --
  Investment in partnership.......................................................        (50)        --         --
  Sales of bonds and notes: Investments available for sale........................         --         --      1,493
  Sales and maturities of fixed maturities........................................     12,075         --         --
  Sales of common and preferred stock.............................................     68,432         --         --
  Dividend received from subsidiary...............................................     46,756         --         --
  Capital contribution made to subsidiary.........................................    (29,015)   (25,000)        --
  Net decrease in invested cash...................................................         --         89         --
                                                                                    ---------  ---------  ---------
      Net cash (used in) provided by investing activities.........................   (262,927)   (77,641)     1,493
                                                                                    ---------  ---------  ---------
      Net increase (decrease) in cash.............................................      1,663      3,617     (1,102)
  Cash and invested cash at beginning of period...................................      5,404      1,787      2,889
                                                                                    ---------  ---------  ---------
  Cash and invested cash at end of period.........................................  $   7,067  $   5,404  $   1,787
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
  Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes....................................  $     255  $       1  $       1
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
    Cash paid during the year for interest........................................  $  11,228  $   2,433  $     641
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

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

2.  DIVIDENDS FROM SUBSIDIARIES

    During 1998, BIG paid $46.8 million in dividends to SNIG. No dividends were paid to SNIG by its consolidated subsidiaries in 1997 and 1996. However, SNIC paid SNIG $8.2 million and $2.9 million for its current income taxes in 1998 and 1997, respectively. In addition, SPCC paid SNIG $0.3 million for its current income taxes in 1998.

                                                                     SCHEDULE II

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                             COLUMN C
                                                                   -----------------------------
                                                                                                                COLUMN E
                                                      COLUMN B               ADDITIONS                         -----------
                                                    -------------  -----------------------------                 BALANCE
                                                     BALANCE AT     CHARGED TO     CHARGED TO      COLUMN D      AT END
                                                      BEGINNING     COSTS AND         OTHER       -----------      OF
COLUMN A                                              OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS     PERIOD
--------------------------------------------------  -------------  ------------  ---------------  -----------  -----------
                                                                            (AMOUNTS IN THOUSANDS)
Year ended December 31, 1998
  Allowance for possible losses on premiums
    receivable....................................    $     800     $   21,311(a)           --     $  (3,170)   $  18,941
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------
  Allowance for possible losses on reinsurance
    recoverable...................................           --             --             --             --           --
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------
Year ended December 31, 1997
  Allowance for possible losses on premiums
    receivable....................................    $     300     $    2,311             --      $  (1,811)   $     800
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------
  Allowance for possible losses on reinsurance
    recoverable...................................           --             --             --             --           --
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------
Year ended December 31, 1996
  Allowance for possible losses on premiums
    receivable....................................    $     500     $    1,369             --      $  (1,569)   $     300
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------
  Allowance for possible losses on reinsurance
    recoverable...................................           --             --             --             --           --
                                                                                           --
                                                                                           --
                                                          -----    ------------                   -----------  -----------
                                                          -----    ------------                   -----------  -----------

------------------------

(a) $17,841 is due to the acquisition of Business Insurance Group.

                                                                    SCHEDULE V.1

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION

                                     COLUMN C                                                              COLUMN H      COLUMN I
                      COLUMN B    --------------                  COLUMN E                                -----------  -------------
                     -----------  FUTURE POLICY                ---------------                COLUMN G     BENEFITS,   AMORTIZATION
                      DEFERRED      BENEFITS,      COLUMN D     OTHER POLICY     COLUMN F    -----------    CLAIMS,     OF DEFERRED
                       POLICY     LOSSES, CLAIMS  -----------    CLAIMS AND     -----------      NET      LOSSES AND      POLICY
                     ACQUISITION     AND LOSS      UNEARNED       BENEFITS        PREMIUM    INVESTMENT   SETTLEMENT    ACQUISITION
COLUMN A                COSTS        EXPENSES       PREMIUM        PAYABLE        REVENUE      INCOME      EXPENSES        COSTS
-------------------  -----------  --------------  -----------  ---------------  -----------  -----------  -----------  -------------
                                                                 (AMOUNTS IN THOUSANDS)
1998
  Workers'
    Compensation...   $  17,136     $1,076,206     $  52,928      $      --      $  87,089    $  16,236    $ 243,342     $   9,761
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------
1997
  Workers'
    Compensation...   $   5,879     $  201,255     $  12,913      $      --      $ 140,920    $  12,674    $  90,447     $  19,977
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------
1996
  Workers'
    Compensation...   $   3,042     $  115,529     $   9,702      $      --      $  88,648    $   7,769    $  55,638     $  16,870
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------
                     -----------  --------------  -----------           ---     -----------  -----------  -----------  -------------


                      COLUMN J
                     -----------   COLUMN K
                        OTHER     -----------
                      OPERATING    PREMIUMS
COLUMN A              EXPENSES      WRITTEN
-------------------  -----------  -----------

1998
  Workers'
    Compensation...   $  32,966    $  79,695
                     -----------  -----------
                     -----------  -----------
1997
  Workers'
    Compensation...   $  41,608    $ 136,929
                     -----------  -----------
                     -----------  -----------
1996
  Workers'
    Compensation...   $  24,609    $  87,715
                     -----------  -----------
                     -----------  -----------

                                                                    SCHEDULE V.2

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                                  REINSURANCE

                                                                                                        COLUMN F
                                                             COLUMN C       COLUMN D                 ---------------
                                                 COLUMN B   -----------  --------------   COLUMN E    PERCENTAGE OF
                                                ----------   CEDED TO     ASSUMED FROM   ----------      AMOUNT
                                                  GROSS        OTHER         OTHER          NET          ASSUMED
COLUMN A                                          AMOUNT     COMPANIES     COMPANIES       AMOUNT        TO NET
----------------------------------------------  ----------  -----------  --------------  ----------  ---------------
                                                                       (AMOUNTS IN THOUSANDS)
Year ended December 31, 1998
  Premiums:
  Workers' compensation insurance.............  $  185,094   $ 110,051     $   12,046    $   87,089          13.8%
                                                ----------  -----------       -------    ----------           ---
    Total premiums............................  $  185,094   $ 110,051     $   12,046    $   87,089          13.8%
                                                ----------  -----------       -------    ----------           ---
                                                ----------  -----------       -------    ----------           ---
Year ended December 31, 1997
  Premiums:
  Workers' compensation insurance.............  $  152,253   $  22,081     $   10,748    $  140,920           7.6%
                                                ----------  -----------       -------    ----------           ---
    Total premiums............................  $  152,253   $  22,081     $   10,748    $  140,920           7.6%
                                                ----------  -----------       -------    ----------           ---
                                                ----------  -----------       -------    ----------           ---
Year ended December 31, 1996
  Premiums:
  Workers' compensation insurance.............  $   97,270   $  11,280     $    2,658    $   88,648           3.0%
                                                ----------  -----------       -------    ----------           ---
    Total Premiums............................  $   97,270   $  11,280     $    2,658    $   88,648           3.0%
                                                ----------  -----------       -------    ----------           ---
                                                ----------  -----------       -------    ----------           ---

                                                                    SCHEDULE V.3

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

            SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION

                                                                                                                    COLUMN H
                                                                COLUMN D                                            ---------
                                                             ---------------
                                                                DISCOUNT                                            CLAIM AND
                                                                 IF ANY,                                              CLAIM
                                                 COLUMN C       DEDUCTED                                            ADJUSTMENT
                                               ------------        IN                                               EXPENSES
                                   COLUMN B      RESERVES       RESERVES                                            INCURRED
                                  -----------   FOR UNPAID     FOR UNPAID                               COLUMN G     RELATED
                                   DEFERRED     CLAIM AND       CLAIM AND      COLUMN E     COLUMN F   -----------     TO:
                                    POLICY        CLAIMS          CLAIM       -----------  ----------      NET      ---------
                                  ACQUISITION   ADJUSTMENT     ADJUSTMENT      UNEARNED      EARNED    INVESTMENT    CURRENT
COLUMN A                             COSTS       EXPENSES       EXPENSES        PREMIUM     PREMIUM      INCOME       YEAR
--------------------------------  -----------  ------------  ---------------  -----------  ----------  -----------  ---------
                                                                    (AMOUNTS IN THOUSANDS)
1998
  Workers' Compensation.........   $  17,136   $  1,076,206     $      --      $  52,928   $   87,089   $  16,236   $  36,650
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------
1997
  Workers' Compensation.........   $   5,879   $    201,255     $      --      $  12,913   $  140,920   $  12,674   $  95,826
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------
1996
  Workers' Compensation.........   $   3,042   $    115,529     $      --      $   9,702   $   88,648   $   7,769   $  57,614
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------
                                  -----------  ------------           ---     -----------  ----------  -----------  ---------


                                    PRIOR
COLUMN A                             YEAR
--------------------------------  ----------

1998
  Workers' Compensation.........  $  206,692(a)
                                  ----------
                                  ----------
1997
  Workers' Compensation.........  $   (5,379)
                                  ----------
                                  ----------
1996
  Workers' Compensation.........  $   (1,976)
                                  ----------
                                  ----------

------------------------

(a) $206,692 includes $175,000 of claim and claim adjustment expenses existing on BIG at acquisition.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
      2.1    Purchase Agreement dated as of May 5, 1998 by and between FHC and Superior National(8)

      2.2    Purchase Agreement dated as of December 7, 1998 between Centre Solutions Holdings (Delaware) Limited and
               Superior National(11)

      3.1    Amended and Restated Certificate of Incorporation of Superior National, as currently in effect(11)

      3.2    Bylaws of Superior National, as currently in effect

      4.1    Amended and Restated Declaration of Trust of the Trust, dated as of December 3, 1997, including the
               Trust's Certificate of Trust and the forms of Trust Common Securities, Trust Preferred Securities, and
               Exchange Trust Preferred Securities(6)

      4.3    Senior Subordinated Indenture, including forms of the Senior Subordinated Notes and Exchange Senior
               Subordinated Notes, dated as of December 3, 1997, between Superior National and Wilmington Trust
               Company, as trustee, providing for the sale by Superior National to the Trust of the Senior
               Subordinated Notes(6)

      4.4    Guarantee Agreement, dated as of December 3, 1997, between Superior National and Wilmington Trust
               Company, as trustee, with respect to the Trust Preferred Securities(6)

      4.5    Guarantee Agreement with Respect to Common Securities, dated as of December 3, 1997, by Superior
               National(6)

      4.6    Form of Exchange Guarantee Agreement between Superior National and Wilmington Trust Company, as trustee, with respect to the Exchange Trust Preferred Securities(6)

      4.7    First Supplemental Indenture dated as of November 17, 1998 between Superior National and Wilmington
               Trust Company, as trustee(11)

                                    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     10.1    Employment Agreement, dated June 1, 1997, by and between Mr. William L. Gentz, President and Chief
               Executive Officer, and Superior National(5)

     10.2    Employment Agreement, dated February 17, 1997, by and between Mr. Arnold J. Senter, Executive Vice
               President and Chief Operating Officer, and Superior National(3)

     10.3    Employment Agreement, dated June 1, 1997, by and between Mr. J. Chris Seaman, Executive Vice President and Chief Financial Officer, and Superior National(5)

     10.4    Letter Agreement dated September 8, 1997 governing the terms of employment of Edward C. Shoop, Senior
               Vice President and Chief Actuary

     10.5    Letter Agreement dated July 13, 1998 governing the terms of employment of Doris K.T. Lai, Vice
               President--Finance and Treasurer

     10.6    1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan(2)

     10.7    1995 Stock Incentive Plan(2)

                                              OTHER MATERIAL CONTRACTS

      10.8   Lease, dated 27th day of October 1988, by and between Corporate Center at Malibu Canyon, a California
               Limited Partnership and Superior National, relating to the lease of our home office and Calabasas
               Branch Facilities(1)

      10.9   Purchase warrant, dated as of the 30th of June 1994, entitling Centreline Reinsurance Limited to purchase 579,356 shares of Common Stock(1)

      10.10  Form of Common Stock Purchase Warrant, held by those members of Superior National's management and other parties set forth on the schedule attached thereto, to purchase an aggregate of 1,566,465 shares of our common stock(6)

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
     10.11   Registration Rights Agreement, dated as of December 3, 1997, among Superior National, the Trust, and the
               Initial Purchasers named therein(6)

     10.12   Agreement with Prime Advisors regarding Investment Management Services provided to Superior National dated April 12, 1997(4)

     10.13   Agreement for Services between REM and SNIC, relating to the Claim Severity Management Program(7)

     10.14   Average Existing Claim Severity Agreement, effective December 31, 1997, between ZRNA and Superior
               Pacific(7)

     10.15   Stock Purchase Agreement, dated as of May 5, 1998, among Superior National, IP Delaware, IP Bermuda, and
               Capital Z Partners Ltd.(8)

     10.16   Form of Common Stock Purchase Warrant dated as of December 10, 1998 held by those parties set forth on the schedule attached thereto, to purchase an aggregate of 734,000 shares of our common stock(8)

     10.17   Amended and Restated Registration Rights Agreement dated December 10, 1998 among Superior National, IP
               Delaware, IP Bermuda, and IP II(8)

     10.18   Retainer and Consulting Agreement dated as of December 31, 1997 between Superior National, SNIC, SPCC, and REM(10)

     10.19   Workers' Compensation Quota Share Large Account Business Reinsurance Contract, effective February 1,
               1998, issued to Superior National(10)

     10.20   Credit Agreement dated as of December 10, 1998 (the "Credit Agreement") among Superior National, various lending institutions and The Chase Manhattan Bank(11)

     10.21   Subsidiary Guaranty dated as of December 10, 1998 made by certain subsidiaries of Superior National in connection with the Credit Agreement(11)

     10.22   Pledge Agreement dated as of December 10, 1998 made by Superior National and certain subsidiaries of
               Superior National in connection with the Credit Agreement(11)

     10.23   Receivables Purchase and Sale Agreement dated as of December 9, 1998 among CalComp, CBIC, CCIC, BICO and
               Insurance Funding LLC(11)

     10.24   Support Agreement dated as of December 9, 1998 by Superior National in favor of Insurance Funding LLC,
               EagleFunding Capital Corporation and BancBoston Robertson Stephens, Inc.(11)

     10.251  Receivables Purchase Agreement dated as of December 9, 1998 among Insurance Funding LLC, EagleFunding
               Capital Corporation, BancBoston Robertson Stephens, Inc. and Superior National(11)

     10.26   Loss Portfolio Transfer and 100% Quota Share Reinsurance Contract between BICO and CalComp(11)

     10.27   Aggregate Excess of Loss Reinsurance Agreement, dated as of September 3, 1998, between Inter-Ocean
               Reinsurance Company Ltd. and BIG acting solely on behalf of the following subsidiaries: CalComp, BICO,
               CBIC and CCIC(11)

     10.28   Master Lease Finance Agreement dated as of December 1, 1998 by and between BancBoston Leasing Inc. and
               BIG and its subsidiaries

     10.29   Commutation and Settlement Agreement, effective as of June 30, 1998, by and between Superior National and ZRNA(10)

     11      Computation of Earnings per Share

  EXHIBIT
  NUMBER     DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
     21      Subsidiaries of Superior National

     27      Financial Data Schedule

------------------------

 (1) Previously filed as an exhibit to Superior National's Registration Statement on Form 10, as filed with the SEC on May 1, 1995 (File No. 0-25984).

 (2) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 29, 1996.

 (3) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the SEC on March 10, 1997.

 (4) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the SEC on May 15, 1997.

 (5) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed with the SEC on November 13, 1997.

 (6) Previously filed as an exhibit to Superior National's and the Trust's Registration Statement on Form S-4 (Registration No. 333-43505) on December 30, 1997.

 (7) Previously filed as an exhibit to Superior National's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC on March 31, 1998.

 (8) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed with the SEC on May 15, 1998.

 (9) Previously filed as an exhibit to Superior National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.

(10) Previously filed as an exhibit to Superior National's Registration Statement on Form S-1 (Registration No. 333-58579) on July 7, 1998.

(11) Previously filed as an exhibit to Superior National's Current Report on Form 8-K, as filed with the SEC on December 24, 1998.

(a)(4)

 (1) Current Report on Form 8-K, filed with the SEC on December 24, 1998, related to the acquisition of BIG.

 (2) Current Report on Form 8-K/A, as filed with the SEC on January 27, 1999, related to the acquisition of BIG.