Form 10-Q
period 1999-03-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1999-05-17
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25984

                            ------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             95-4610936
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                               26601 AGOURA ROAD
                              CALABASAS, CA 91302
                    (Address of principal executive offices)

                                 (818) 880-1600
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of common stock, $0.01 par value per share, outstanding as of close of business on May 12, 1999: 17,936,291 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Financial Statements.............................................................................           3

           Condensed consolidated balance sheets as of March 31, 1999 (unaudited) and December 31, 1998.....           3

           Condensed consolidated statements of income for the three months ended March 31, 1999 (unaudited)
           and March 31, 1998 (unaudited)...................................................................           4

           Condensed consolidated statements of comprehensive income for the three months ended March 31,
           1999 (unaudited) and March 31, 1998 (unaudited)..................................................           5

           Condensed consolidated statement of changes in stockholders' equity for the three months ended
           March 31, 1999 (unaudited) and for the twelve months ended December 31, 1998.....................           6

           Condensed consolidated statements of cash flows for the three months ended March 31, 1999
           (unaudited) and March 31, 1998 (unaudited).......................................................           7

           Notes to condensed consolidated financial statements (unaudited).................................           8

Item 2.    Management's Discussion and Analysis of Consolidated Financial Condition and Results of
           Operations.......................................................................................          13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................          19

                                               PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................................................          21

SIGNATURE...................................................................................................          22

EXHIBIT INDEX...............................................................................................          23

                         PART I. FINANCIAL INFORMATION

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                                                          MARCH 31,   DECEMBER 31
                                                                                            1999         1998*
                                                                                         -----------  ------------
                                                                                         (UNAUDITED)
                                        ASSETS
INVESTMENTS
Bonds and Notes:
Available-for-sale, at market (cost: 1999, $689,578; 1998, $539,557)...................   $ 684,361    $  541,678
Equity securities, at market (cost: 1999 & 1998, $1,634)...............................       1,455         1,544
Short-term investments, at cost........................................................       2,354         7,343
Other investments......................................................................         100            50
                                                                                         -----------  ------------
    TOTAL INVESTMENTS..................................................................     688,270       550,615
Cash and cash equivalents (restricted cash: 1999, $4,229; 1998, $34,713)...............      45,809       316,786
Reinsurance recoverable................................................................     607,708       427,019
Premiums receivable (less allowance for doubtful accounts: 1999, $19,611; 1998,
  $18,941).............................................................................     132,778        78,850
Deferred income taxes (less valuation allowance: 1999, $7,517; 1998, $8,368)...........      50,499        49,049
Receivable from a related party reinsurer..............................................      17,313        16,075
Prepaid reinsurance premiums...........................................................      23,052        20,767
Goodwill...............................................................................      35,238        33,821
Investments withheld from reinsurer....................................................      17,709       123,863
Prepaid and other assets...............................................................     109,557       102,797
                                                                                         -----------  ------------
    TOTAL ASSETS.......................................................................   $1,727,933   $1,719,642
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Claim and claim adjustment expenses....................................................   $1,044,864   $1,076,206
Unearned premiums......................................................................      59,910        52,928
Reinsurance payable....................................................................      49,930        29,261
Long-term debt.........................................................................     105,790       105,820
Discontinued operations liability......................................................       7,071         8,151
Payable to purchaser of receivables....................................................       3,902        34,474
Accounts payable and other liabilities.................................................     129,522        87,756
                                                                                         -----------  ------------
    TOTAL LIABILITIES..................................................................   1,400,989     1,394,596
Company-Obligated Trust Preferred Securities of Subsidiary Trust Holding Solely Senior
  Subordinated Notes of SNIG; $1,000 face per share; issued and outstanding 105,000
  shares in 1999 and 1998..............................................................     101,100       101,084

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 40,000,000 shares in 1999 and 1998; issued
  17,928,087 shares in 1999 and 17,907,314 shares in 1998..............................         177           177
Paid-in capital excess of par..........................................................     228,913       228,512
Unrealized (loss) gain on investments, net of taxes....................................      (3,507)        1,320
Paid in capital--warrants..............................................................       2,206         2,206
Retained earnings......................................................................      15,087         8,382
Unearned compensation..................................................................      (1,533)       (1,107)
Less: Notes receivable from subscribed stock...........................................     (10,356)      (10,385)
Less: 245,000 shares of treasury stock at cost.........................................      (5,143)       (5,143)
                                                                                         -----------  ------------
    TOTAL STOCKHOLDERS' EQUITY.........................................................     225,844       223,962
                                                                                         -----------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................   $1,727,933   $1,719,642
                                                                                         -----------  ------------
                                                                                         -----------  ------------

------------------------------
* Derived from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED MARCH
                                                                                                   31,
                                                                                         ------------------------
                                                                                                         1998
                                                                                                      -----------
                                                                                            1999      (UNAUDITED)
                                                                                         -----------
                                                                                         (UNAUDITED)
REVENUES:
Premiums written, net of reinsurance ceded of $115,174 and $12,552 in 1999 and 1998,
  respectively.........................................................................   $  59,292    $  28,501
Net change in unearned premiums........................................................      (4,697)       2,086
                                                                                         -----------  -----------
Net premiums earned....................................................................      54,595       30,587
Net investment income..................................................................      12,047        4,253
                                                                                         -----------  -----------
    TOTAL REVENUES.....................................................................      66,642       34,840

EXPENSES:
Claim and claim adjustment expenses, net of reinsurance recoveries of $102,192 and
  $7,694 in 1999 and 1998, respectively................................................      41,999       18,288
Commissions, net of reinsurance ceding commissions of $37,494 and $3,252 in 1999 and
  1998, respectively...................................................................     (15,924)       2,964
Policyholder dividend expense..........................................................          22           --
Interest expense.......................................................................       3,505           --
General and administrative expenses
  Underwriting.........................................................................      26,468        7,027
  Other................................................................................        (457)         179
  Goodwill.............................................................................         330          304
                                                                                         -----------  -----------
    TOTAL EXPENSES.....................................................................      55,943       28,762
                                                                                         -----------  -----------
INCOME BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS AND ACCRETION...............      10,699        6,078
Income tax expense.....................................................................       2,149        2,311
                                                                                         -----------  -----------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION.............................       8,550        3,767
Trust Preferred Securities dividends and accretion, net of income tax benefit of $994
  and $964 in 1999 and 1998, respectively..............................................      (1,845)      (1,872)
                                                                                         -----------  -----------
NET INCOME.............................................................................   $   6,705    $   1,895
                                                                                         -----------  -----------
                                                                                         -----------  -----------
BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION.............................   $    0.48    $    0.64
Preferred securities dividends and accretion...........................................       (0.10)       (0.32)
                                                                                         -----------  -----------
NET INCOME.............................................................................   $    0.38    $    0.32
                                                                                         -----------  -----------
                                                                                         -----------  -----------
DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND ACCRETION.............................   $    0.43    $    0.48
Preferred securities dividends and accretion...........................................       (0.09)       (0.24)
                                                                                         -----------  -----------
NET INCOME.............................................................................   $    0.34    $    0.24
                                                                                         -----------  -----------
                                                                                         -----------  -----------

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
Net income....................................................................................  $   6,705  $   1,895

Other comprehensive income, before tax:
  Unrealized gain (loss) on securities:
    Unrealized loss on available-for-sale investments arising during period...................     (7,203)       (21)
    Unrealized (loss) gain on equity securities arising during period.........................        (82)       542
    Less: reclassification adjustments for gains included in net income.......................       (141)      (400)
                                                                                                ---------  ---------
  Unrealized (loss) gain on securities........................................................     (7,426)       121

Other comprehensive (loss) income, before tax.................................................     (7,426)       121
                                                                                                ---------  ---------
Income tax (benefit) expense related to items of other comprehensive income...................     (2,599)        41
                                                                                                ---------  ---------
Other comprehensive (loss) income, net of tax.................................................     (4,827)        80
                                                                                                ---------  ---------

Comprehensive income..........................................................................  $   1,878  $   1,975
                                                                                                ---------  ---------
                                                                                                ---------  ---------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                    ACCUMULATED
                                                                                                                       OTHER
                                                                             COMMON                                COMPREHENSIVE
                                                                              STOCK                     NOTES         INCOME
                                                                             PAID-IN                 RECEIVABLE   ---------------
                                                NUMBER OF                    CAPITAL                    FROM      UNREALIZED GAIN
                                                 SHARES     COMMON STOCK    EXCESS OF    TREASURY    SUBSCRIBED      (LOSS) ON
                                               OUTSTANDING    PAR VALUE        PAR         STOCK        STOCK       INVESTMENTS
                                               -----------  -------------  -----------  -----------  -----------  ---------------
Balance at December 31, 1997.................   5,871,279     $      59     $  34,242    $      --    $      --      $   1,327
COMPREHENSIVE INCOME (LOSS)
  Net loss...................................          --            --            --           --                          --
  Other comprehensive
    Unrealized gain on available-for-sale
      investments arising during period, net
      of income tax expense of $732..........          --            --                                                  1,307
    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $56.....................          --            --                                                   (109)
    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $649.............          --            --                                                 (1,205)
  Other comprehensive loss, net of tax.......
Comprehensive loss...........................
Common stock issued..........................  11,945,385           119       192,888           --           --             --
Stock issued under a stock option plan.......       6,970            --            44           --           --             --
Common stock issued under stock incentive
  plan.......................................      83,680             1         1,338           --           --             --
Notes receivable from subscribed stock.......          --            --            --           --      (10,385)            --
Purchase of treasury stock from director.....    (245,000)           (2)           --       (5,143)          --             --
                                               -----------        -----    -----------  -----------  -----------       -------
Balance at December 31, 1998.................  17,662,314           177       228,512       (5,143)     (10,385)         1,320
                                               -----------        -----    -----------  -----------  -----------       -------
COMPREHENSIVE INCOME (LOSS)
  Net income.................................          --            --            --           --                          --
  Other comprehensive
    Unrealized loss on available-for-sale
      investments arising during period, net
      of income tax benefit of $2,521........          --            --                                                 (4,682)
    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $29.....................          --            --                                                    (53)
    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $49..............          --            --                                                    (92)
  Other comprehensive loss, net of tax.......
Comprehensive income.........................
Stock issued under a stock option plan.......         500            --             4           --           --             --
Common stock issued under stock incentive
  plan.......................................      21,974            --           426           --           --             --
Notes receivable from subscribed stock.......      (1,701)           --           (29)          --           29             --
                                               -----------        -----    -----------  -----------  -----------       -------
Balance at March 31, 1999....................  17,683,087     $     177     $ 228,913    $  (5,143)   $ (10,356)     $  (3,507)
                                               -----------        -----    -----------  -----------  -----------       -------
                                               -----------        -----    -----------  -----------  -----------       -------


                                                 PAID IN                                                       TOTAL

                                                CAPITAL-     COMPREHENSIVE    RETAINED       UNEARNED      STOCKHOLDERS'

                                                WARRANTS        INCOME        EARNINGS     COMPENSATION       EQUITY

                                               -----------  ---------------  -----------  ---------------  -------------

Balance at December 31, 1997.................   $   2,206                     $  21,984      $      --       $  59,818

COMPREHENSIVE INCOME (LOSS)
  Net loss...................................          --      $ (13,602)       (13,602)            --         (13,602)

                                                            ---------------
  Other comprehensive
    Unrealized gain on available-for-sale
      investments arising during period, net
      of income tax expense of $732..........                                                                    1,307

    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $56.....................                                                                     (109)

    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $649.............                                                                   (1,205)

                                                            ---------------
  Other comprehensive loss, net of tax.......                         (7)
                                                            ---------------
Comprehensive loss...........................                  $ (13,609)
                                                            ---------------
                                                            ---------------
Common stock issued..........................          --                            --             --         193,007

Stock issued under a stock option plan.......          --                            --             --              44

Common stock issued under stock incentive
  plan.......................................          --                            --         (1,107)            232

Notes receivable from subscribed stock.......          --                            --             --         (10,385)

Purchase of treasury stock from director.....          --                            --             --          (5,145)

                                               -----------                   -----------       -------     -------------

Balance at December 31, 1998.................       2,206                         8,382         (1,107)        223,962

                                               -----------                   -----------       -------     -------------

COMPREHENSIVE INCOME (LOSS)
  Net income.................................          --      $   6,705          6,705             --           6,705

                                                            ---------------
  Other comprehensive
    Unrealized loss on available-for-sale
      investments arising during period, net
      of income tax benefit of $2,521........                                                                   (4,682)

    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $29.....................                                                                      (53)

    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $49..............                                                                      (92)

                                                            ---------------
  Other comprehensive loss, net of tax.......                     (4,827)
                                                            ---------------
Comprehensive income.........................                  $   1,878
                                                            ---------------
                                                            ---------------
Stock issued under a stock option plan.......          --                            --             --               4

Common stock issued under stock incentive
  plan.......................................          --                            --           (426)             --

Notes receivable from subscribed stock.......          --                            --             --              --

                                               -----------                   -----------       -------     -------------

Balance at March 31, 1999....................   $   2,206                     $  15,087      $  (1,533)      $ 225,844

                                               -----------                   -----------       -------     -------------

                                               -----------                   -----------       -------     -------------


           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................................  $   6,705  $   1,895
                                                                                              ---------  ---------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  (Amortization) discount of bonds and preferred stock......................................       (703)         2
  Amortization of investments withheld from reinsurer.......................................         (6)        --
  Amortization of capital lease obligation..................................................       (481)      (435)
  Gain on sale of investments...............................................................       (141)      (400)
  Amortization of goodwill..................................................................        330        304
  Preferred securities dividends and accretion..............................................      1,845      1,872
  Increase in reinsurance receivables.......................................................   (180,689)    (2,516)
  (Increase) decrease in premiums receivable................................................    (53,928)     2,442
  Increase in prepaid reinsurance premiums..................................................     (2,090)    (3,783)
  Decrease in investments withheld from reinsurer...........................................    106,154         --
  Increase in other assets..................................................................     (6,760)    (2,739)
  Decrease in deferred income taxes.........................................................      2,143      2,180
  Decrease in claim and claim adjustment expense reserves...................................    (31,342)   (20,922)
  Increase in unearned premium reserves.....................................................      6,982      1,697
  Increase in reinsurance payable...........................................................     20,669      3,971
  Decrease in payable to purchaser of receivables...........................................    (30,572)        --
  Increase (decrease) in accounts payable and other liabilities.............................     33,010     (4,197)
                                                                                              ---------  ---------
    Total adjustments.......................................................................   (135,579)   (22,524)
                                                                                              ---------  ---------
    Net cash used in operating activities...................................................   (128,874)   (20,629)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital--stock options taken......................................................          4         15
  Redemption of voting notes................................................................        (30)        --
  Receivable from a related party reinsurer.................................................     (1,433)        --
                                                                                              ---------  ---------
    Net cash (used in) provided by financing activities.....................................     (1,459)        15
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............................................   (436,812)   (58,436)
  Purchase of equity security...............................................................    (49,121)      (477)
  Investments and cash for discontinued operations..........................................     (1,080)    (1,492)
  Investment in partnership.................................................................        (50)        --
  Sale of property, plant and equipment.....................................................         --      8,000
  Sales of investments available-for-sale...................................................    274,857     51,344
  Sale of equity security...................................................................     49,126         --
  Maturities of investments available-for-sale..............................................     16,094      2,709
  Net decrease in invested cash.............................................................      6,342      1,072
                                                                                              ---------  ---------
    Net cash (used in) provided by investing activities.....................................   (140,644)     2,720
                                                                                              ---------  ---------
    Net decrease in cash....................................................................   (270,977)   (17,894)
Cash and cash equivalents at beginning of period............................................    316,786     28,742
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  45,809  $  10,848
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes..................................................  $       6  $     131
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Cash paid during the year for interest......................................................  $   2,243  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.1  BASIS OF PRESENTATION

    Superior National Insurance Group, Inc. ("SNIG") is the parent company of a group of insurance companies that underwrite workers' compensation and, to a limited extent, group health insurance. SNIG's wholly-owned insurance subsidiaries include Superior National Insurance Company ("SNIC"), California Compensation Insurance Company ("CalComp"), Superior Pacific Casualty Company ("SPCC") (which is a wholly-owned subsidiary of CalComp), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"). Our underwriting and marketing is focused in large part in the State of California, but we also have branch operations throughout the continental United States. Before we acquired Business Insurance Group, Inc. ("BIG"), the holding company of CalComp, CCIC, and CBIC, in December 1998, we had no significant branch operations outside of California. Unless indicated otherwise, "we," "us," "our," and "Superior National" refer to SNIG and its subsidiaries.

    The accompanying unaudited condensed consolidated financial statements of Superior National have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1999 presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in our Form 10-K for the year ended December 31, 1998.

A.2  EARNINGS PER SHARE ("EPS")

    Basic earnings per share is calculated using the weighted average shares outstanding. Fully diluted earnings per share considers the effects of anti-dilutive securities. The following is an illustration of the

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                           THREE MONTHS ENDED MARCH 31, 1999        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------------  ---------------------------------------
                           INCOME        SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                         (NUMERATOR)   (DENOMINATOR)   AMOUNT     (NUMERATOR)   (DENOMINATOR)   AMOUNT
                        -------------  -----------  -----------  -------------  -----------  -----------
                             (IN                                      (IN
                         THOUSANDS)                               THOUSANDS)
BASIC EPS
  Income before items
    below.............    $   8,550    17,679,658    $    0.48     $   3,767     5,874,054    $    0.64
  Preferred
    securities........       (1,845)                     (0.10)       (1,872)                     (0.32)
                        -------------               -----------  -------------               -----------
  Net income..........    $   6,705                  $    0.38     $   1,895                  $    0.32
                        -------------               -----------  -------------               -----------
                        -------------               -----------  -------------               -----------
EFFECT OF DILUTIVE
  SECURITIES
  Options.............                    312,281                                  336,473
  Warrants............                  1,777,075                                1,571,087
DILUTED EPS
  Income before items
    below.............    $   8,550    19,769,014    $    0.43     $   3,767     7,781,614    $    0.48
  Preferred
    securities........       (1,845)                     (0.09)       (1,872)                     (0.24)
                        -------------               -----------  -------------               -----------
  Net income..........    $   6,705                  $    0.34     $   1,895                  $    0.24
                        -------------               -----------  -------------               -----------
                        -------------               -----------  -------------               -----------

A.3  NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. We have not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at March 31, 1999 would not be material.

    In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. This SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement did not have a material effect on our financial statements.

A.4  CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

    The liability for unpaid claim and claim adjustment expenses is based on an evaluation of reported losses and on estimates of incurred but unreported losses. The reserve liabilities are determined using

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

adjusters' individual case estimates and statistical projections, which can be affected by many external factors that are difficult to predict, including changes in the economy, trends in medical treatments and litigation, changes in regulatory environment, medical services, and employment rights. The liability is reported net of estimated salvage and subrogation recoverables. Adjustments to the liability resulting from subsequent developments or revisions to the estimate are reflected in results of operations in the period in which such adjustments become known. While there can be no assurance that reserves at any given date are adequate to meet Superior National's obligations, the amounts reported on the balance sheet are management's best estimate of that amount.

A.5  TRUST PREFERRED SECURITIES

    In December 1997, SNIG formed a trust, whose sole purpose was to issue and sell 10 3/4% Trust Preferred Securities, having an aggregate liquidation amount of $105 million, and to invest the proceeds in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 issued by SNIG. SNIG owns directly all of the common securities issued by the trust, which it purchased for $3.25 million. The sole assets of the trust are the Senior Subordinated Notes, which have an aggregate principal amount of $108.25 million. SNIG also entered into several contractual undertakings when it formed the trust that, when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to those securities.

NOTE B.  ACQUISITION OF BIG

    On December 10, 1998, we acquired BIG and its wholly-owned subsidiaries, CalComp, Business Insurance Company ("BICO"), and CBIC, under the terms of a Purchase Agreement that we entered into on May 5, 1998 (the "Purchase Agreement") with Foundation Health Corporation ("FHC"). Upon its acquisition, BIG became a wholly-owned subsidiary of SNIG and CalComp, CBIC and BICO (BICO was subsequently sold December 18, 1998) became indirect operating subsidiaries of SNIG. Additionally, in accordance with the Purchase Agreement, on December 17, 1998, we acquired CCIC from FHC after we received all required regulatory approvals. We paid FHC $285.0 million in cash to acquire BIG and its subsidiaries. FHC paid $36.0 million of this purchase price to provide us with a $212.5 million "loss reserves guarantee" which it implemented through the purchase of reinsurance on behalf of CalComp, CBIC, CCIC, and BICO. Prior to the closing of the acquisition, FHC caused all of BIG's intercompany balances and real estate holdings related to FHC and its parent, Foundation Health Systems, Inc., and their affiliates, to be settled in cash. FHC contributed an additional $12.6 million in capital to BIG prior to the closing.

    We funded the acquisition of BIG with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. We obtained the senior debt financing through a Credit Agreement dated December 10, 1998 that we entered into with The Chase Manhattan Bank and other lending institutions. In addition, we obtained a working capital credit facility in the amount of $15.0 million under the Credit Agreement, and had $15.0 million in unused availability as of March 31, 1999. Prior to incurring this indebtedness, we obtained the consent of holders of the outstanding Trust Preferred Securities, as required by the terms of the Indenture relating to the Trust Preferred Securities. The cost of the waiver was included as part of the debt issuance costs.

    The transaction was accounted for using the purchase method and the results of operation since the acquisition have been included in our operations.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

    The purchase price was allocated to the fair value of assets acquired and liabilities assumed. Assets acquired in the acquisition included investments of $203.0 million, cash and cash equivalents of $576.2 million, and other assets of $485.6 million. Liabilities assumed in the acquisition included claim and claim adjustment expense reserves of $716.6 million and other liabilities of $260.3 million.

NOTE C.  REINSURANCE

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

    Effective May 1, 1998, we entered into a new Quota-Share Agreement with United States Life Insurance Company ("US Life"), a company rated "A+" by A.M. Best. Under this agreement SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. After January 31, 1999, SNIC and SPCC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies having at least an estimated annual premium of $25,000. Under the same arrangement, CalComp, BICO, CCIC, and CBIC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 1998 having at least an estimated annual premium of $25,000. After December 31, 1998, CalComp, CCIC, and CBIC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 2000 and having at least an estimated annual premium of $25,000. For policies incepting during 2001, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 80.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first three contract years, the maximum 80.0% cession will be reduced by five percentage points, but to a number not less than 40.0% unless US Life elects to select a lower number. For policies incepting during 2002, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 73.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first four contract years, the maximum 73.0% cession will be reduced by five percentage points, but to a number not less than 30.0% unless US Life elects to select a lower number. US Life may elect to irrevocably terminate the agreement on January 1, 2001 or 2002.

    If US Life does not elect to irrevocably terminate the agreement on January 1, 2001 or 2002, it may, at its sole option, prior to December 1, 2002, elect to extend the agreement to policies incepting during the years 2003 and 2004. If the cumulative claim and allocated claim adjustment expense ratio is greater than or equal to 66.5%, US Life may select a ceding percentage of 0.0% to 50.0% for both years. If the cumulative claim and allocated claim adjustment expense ratio is less than 66.5%, US Life may select a ceding percentage of 0.0% to 25.0% for both years.

    All of the Superior National insurance companies receive a 33.5% ceding commission on premiums ceded under the US Life contract for policies incepting during 1998 and 1999. For policies covered by the US Life agreement incepting during 2000 to 2004, the ceding commission will be 33.5% less the difference

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a minimum ceding commission of 31.0%. If the cumulative claim and allocated claim adjustment expense ratio is 66.5% or less, the ceding commission will be 33.5% plus the difference in percentage points between 66.5% and the actual cumulative claim and allocated claim adjustment expense ratio, subject to a maximum ceding commission of 36.0%. In addition to the ceding commissions described above, US Life will pay Superior National a contingent commission. The contingent commission is equal to 25.0% of any net positive balance, which is determined by taking the earned premiums ceded to US Life and subtracting all ceding commissions paid to Superior National, an expense provision of 17.5% of earned premiums ceded, and claim and ceded allocated claim adjustment expense. The February 1 and May 1, 1998 Quota-Share Agreements will be collectively referred to as the "Quota-Share Arrangements."

NOTE D.  DISCONTINUED OPERATIONS

    Outstanding discontinued operations claim and claim adjustment expense reserves were $14.2 million at March 31, 1999, which was consistent with management's expectations. Offsetting these liabilities was a $7.3 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    References to "we," "us," "our," and "Superior National" in this quarterly report include the results of operations of the newly acquired Business Insurance Group, Inc. ("BIG") together with its insurance subsidiaries, California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"), for the period beginning December 10, 1998.

    This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or the future financial performance of Superior National and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Superior National to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, inherent uncertainties related to the effect of the acquisitions, Superior National's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and these factors could cause actual results to differ materially from those indicated by the forward-looking statements.

OVERVIEW

    We recorded an underwriting profit from continuing operations of $2.0 million in the three month period ended March 31, 1999, versus an underwriting profit of $2.3 million in the corresponding period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of costs associated with combining the operations of the newly acquired BIG insurance subsidiaries, CalComp, CCIC, and CBIC (the "BIG insurance subsidiaries"), with Superior National. During the three months ended March 31, 1999, we realized net income of $6.7 million or $0.34 diluted earnings per share and $0.38 basic earnings per share as compared to $1.9 million or $0.24 diluted earnings per share and $0.32 basic earnings per share for the three months ended March 31, 1998. The increase in net income of $4.8 million was primarily the result of an increase of $7.8 million in net investment income. The increase in net investment income was due to an increase in invested assets which was the result of the BIG acquisition. Partially offsetting the increase in net investment income was an increase in interest expense.

GENERAL FINANCIAL CONDITION

    Total assets remained at $1.7 billion, increasing slightly by $8.3 million or less than 1.0% for the three months ended March 31, 1999, as compared to December 31, 1998. Significant changes within total assets consisted of a decrease of $133.3 million in cash and investments, which were used primarily to fund operations and a decrease of $106.2 million in investments withheld from a reinsurer. Offsetting the decrease in cash, investments and investments withheld from the reinsurer was an increase of $180.7 million in reinsurance recoverables and an increase of $53.9 million in premiums receivable.

    Total liabilities remained at $1.4 billion, increasing slightly by $6.4 million or less than 1.0% for the three months ended March 31, 1999, as compared to December 31, 1998. Significant changes within total liabilities consisted of a $31.3 million reduction in claim and claim adjustment expense reserves and a $30.6 million decrease in a payable to a purchaser of receivables. Offsetting these decreases was a $20.7 million increase in reinsurance payables associated with the Quota-Share Arrangement, a $20.7 million payable to a related party, and a $21.1 million increase in accounts payable and other liabilities.

    Total equity increased by $1.9 million or less than 1.0% to $225.8 million for the three months ended March 31, 1999, as compared to December 31, 1998. This increase consisted of $6.7 million in net income, which was offset by $4.8 million in other comprehensive loss.

RESULTS OF OPERATIONS

    The following selected financial data and analysis provide an assessment of Superior National's financial results for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the three months ended March 31, 1999 and 1998 are presented below:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                            1999       1998
                                                                         ----------  ---------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Gross premiums written.................................................  $  174,466  $  41,053
Net premiums written...................................................  $   59,292  $  28,501
Net premiums earned....................................................  $   54,595  $  30,587
Net claim and claim adjustment expenses................................      41,999     18,288
Net underwriting and general and administrative expenses...............      10,544      9,991
Policyholder dividends.................................................          22         --
                                                                         ----------  ---------
Underwriting profit....................................................  $    2,030  $   2,308
Net investment income..................................................      12,047      4,253
Underwriting ratios (GAAP Basis)
  Claim and claim adjustment expense ratio.............................       76.9%      59.8%
  Underwriting expense ratio...........................................       19.3%      32.7%
  Policyholder dividends ratio.........................................        0.0%       0.0%
                                                                         ----------  ---------
                                                                         ----------  ---------
Combined ratio.........................................................       96.2%      92.5%
                                                                         ----------  ---------
                                                                         ----------  ---------

    Gross premiums written increased $133.4 million or 325.0% to $174.5 million in the first quarter of 1999, as compared to the same period in 1998. Substantially all of this increase can be attributed to the addition of business written by the BIG insurance subsidiaries. Net premiums written increased $30.8 million or 108.0% to $59.3 million in the first quarter of 1999, as compared to the same period in 1998, reflecting the increase in gross premiums written, which was partially offset by an increase in ceded premiums related to the Quota-Share Arrangement. Net premiums earned increased $24.0 million or 78.5% to $54.6 million in the first quarter of 1999, as compared to the same period in 1998, reflecting the increase in net premiums written.

    Net claim and claim adjustment expenses increased $23.7 million or 129.7% to $42.0 million in the first quarter of 1999, as compared to the same period in 1998. This increase was attributable to the increase reflected in net premiums earned. The net claim and claim adjustment expense ratio increased to 76.9% in the first quarter of 1999 from 59.8% in the same period of 1998. The 17.1 percentage point increase was due to a higher claim and claim adjustment expense ratio from the business acquired from the BIG insurance subsidiaries.

    Underwriting and general and administrative expenses increased $19.4 million or 276.7% to $26.5 million in the first quarter of 1999, as compared to the same period in 1998. This increase was due primarily to the addition of the recently acquired BIG insurance subsidiaries. Net commission expense decreased $18.9 million or 637.2% to ($15.9) million in the first quarter of 1999, as compared to the same period in 1998. The decrease in net commission expense was primarily due to a $34.5 million increase in ceded commissions associated with the Quota-Share Arrangement, which was partially offset by an increase in gross commission expense reflected by the increase in gross premiums written. Net underwriting and general and administrative expenses increased 5.5% to $10.5 million in the first quarter of 1999 from

$10.0 million in the same period of 1998. Superior National's underwriting expense ratio decreased 13.4 percentage points to 19.3% for the first quarter of 1999 from 32.7% for the same period in 1998, due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level was due to an increase in reinsurance ceding commissions received related to the Quota-Share Arrangement.

    Underwriting profit from continuing operations decreased $0.3 million or 12.0% to $2.0 million in the first quarter of 1999, as compared to the same period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of the increase in claim and claim adjustment expenses discussed above, which were partially offset by a decrease in net underwriting and general and administrative expenses relative to the premium level.

    Net investment income, excluding realized investment gains and losses, increased $8.1 million or 209.0% to $11.9 million in the first quarter of 1999, as compared to the same period in 1998. The improvement was due to the increase in assets available for investment resulting from the BIG acquisition.

    Interest expense of $3.5 million was incurred in the first quarter of 1999 relating to the $110 million loan with The Chase Manhattan Bank. No interest expense was incurred in the first quarter of 1998.

    Distributions and accretion on preferred securities for the three months ended March 31, 1999 remained at $2.8 million, which was unchanged from the same period in 1998.

    Set forth below is a summary of net investment income, excluding capital gains and losses, for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Interest on bonds and notes..............................................  $   9,706  $   3,643
Interest on short-term investments, cash and cash equivalents............      2,279        318
Other....................................................................         25         76
                                                                           ---------  ---------
Total investment income..................................................     12,010      4,037
Capital gains............................................................        141        400
Investment expense.......................................................        104        184
                                                                           ---------  ---------
                                                                           ---------  ---------
Net investment income....................................................  $  12,047  $   4,253
                                                                           ---------  ---------
                                                                           ---------  ---------

    We monitor the matching of our assets and liabilities and attempt to maintain our portfolio's investment duration at the mid-point of the length of our net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for our investment portfolio, we consider each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at March 31, 1999 was 4.25 years compared to 3.72 years at December 31, 1998. At March 31, 1999, 100% of the carrying values of investments in our fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

    Discontinued operations had claim and claim adjustment expense reserves of $14.2 million as of March 31, 1999, which was consistent with our expectations. Offsetting these liabilities was a $7.3 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses. We have significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. We continue to closely monitor our potential exposure to construction defect claims and have not changed our estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. We believe our current reserves are adequate to cover claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. We will continue to closely monitor the adequacy of our loss reserves in the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. Our cash inflows are generated from cash collected for policies sold, investment income on our existing portfolio, and sales and maturities of investments. Our cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For our insurance operations we must have available cash and liquid assets to meet our obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting our ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, we believe that our present cash resources are sufficient to meet our needs for the foreseeable future.

    During the first three months of 1999, Superior National used $128.9 million of cash in its operations versus $20.6 million during the same period in 1998. This $108.3 million increase was primarily due to payments of approximately $60.0 million in cash to the purchaser of receivables related to a Receivable Purchase and Sale Agreement dated as of December 9, 1998 among the BIG insurance subsidiaries and Insurance Funding LLC under which the BIG insurance subsidiaries sold approximately $67.1 million in premium and reinsurance receivables and received proceeds of approximately $62.8 million in cash with 5.5% or $3.7 million of the receivables sold held in reserve pending collection of the receivables. In addition to the $60.0 million of cash used to pay the purchaser of the receivables, the increase of cash used for operations was attributable to the ceded premiums related to the Quota-Share Arrangement and the addition of BIG's insurance operations beginning December 10, 1998. Superior National's continued negative cash flow was also the result of Superior National's historical inforce premium base being significantly higher than its current level and higher than expected payments of claim and claim adjustment expenses in the 1995 and 1996 accident years. We anticipate that we will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising out of the Quota-Share Arrangement will increase negative cash flow substantially. Although we have implemented our claim severity management program to control cash outflows primarily related to the 1995 and 1996 accident years at acceptable levels, there can be no assurance that we will be successful. In any event, we believe that we have adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of March 31, 1999, we had total cash, cash equivalents, investments and investments withheld from a reinsurer of $751.8 million and had 99.8% of our investment portfolio invested in cash, cash equivalents, and fixed maturities. In addition, 95.0% of our fixed-income portfolio had ratings of "AA" or equivalent or better and 100% had ratings of "BBB" or equivalent or better.

    We used $1.5 million in cash from financing activities for the three months ended March 31, 1999, as compared to no such activity for the three months ended March 31, 1998. During the three months ended March 31, 1999, the funds used for financing activities resulted from a $1.5 million increase in a receivable from a related party reinsurer.

    In order to obtain part of the funding we needed to acquire BIG, we entered into a Credit Agreement with The Chase Manhattan Bank and other lending institutions, and incurred $110.0 million in senior debt, less $4.8 million in transaction costs. In addition, we obtained a working capital credit facility of $15.0 million under the Credit Agreement, and had $15.0 million in unused availability as of March 31, 1999.

    This senior debt is to be fully amortized over six years with semi-annual principal paydowns of $10 million beginning June 30, 2000 and continuing through December 31, 2002. After December 31, 2002, the principal paydown will increase to $12.5 million and continue until maturity at December 10, 2004. The senior debt interest rate is equivalent to the Eurodollar rate plus 3%. We have the option to select various interest periods varying from one, two, three or six months. As of March 31, 1999, the interest rate for the current period was 8.06%, which will be reset in June 1999.

    We must adhere to certain requirements and covenants, including some relating to financial ratios, in order to comply with the terms of the Credit Agreement. As of March 31, 1999, we were in compliance with all loan covenants.

    In December 1997, SNIG formed a trust, whose sole purpose was to issue and sell 10 3/4% Trust Preferred Securities, having an aggregate liquidation amount of $105 million, and to invest the proceeds in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 issued by SNIG. SNIG owns directly all of the common securities issued by the trust, which it purchased for $3.25 million. The sole assets of the trust are the Senior Subordinated Notes, which have an aggregate principal amount of $108.25 million. SNIG also entered into several contractual undertakings when it formed the trust that, when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to those securities.

    Distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) are payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning June 1, 1998. Subject to certain conditions, on or after December 1, 2005, SNIG has the right to redeem the Senior Subordinated Notes, in whole or in part at any time, at call prices ranging from 105.375% at December 1, 2005 to 101.792% at December 1, 2007, and 100%
thereafter. The proceeds from any redemption will be immediately applied by the trust to redeem Trust Preferred Securities and the trust's common securities at the redemption prices. In addition, SNIG has the right, at any time, subject to certain conditions, to defer payments of interest on the Senior Subordinated Notes for extension periods, each not exceeding 10 consecutive semi-annual periods; provided that no extension period may extend beyond the maturity date of the Senior Subordinated Notes. As a consequence of any such extension by SNIG of the interest payment period, distributions on the Trust Preferred Securities would be deferred (though such distributions would continue to accrue interest at a rate of 10.75% per annum compounded semi-annually). Upon the termination of any extension period and the payment of all amounts then due, SNIG may commence a new extension period, subject to certain requirements.

    We have a reverse repurchase facility with a national securities brokerage firm that allows us to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides us with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows us a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of March 31, 1999, we had no obligation outstanding under this facility.

    Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC, SPCC, CalComp, CCIC, and CBIC for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Trust Preferred Securities and the senior bank debt. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC, SPCC, CalComp, CCIC, and CBIC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the California Department of Insurance. The California Insurance Code provides that amounts may be paid as dividends on an annual noncumulative basis (generally based on the greater of

(1) net income for the preceding year or (2) 10% of statutory surplus as regards policyholders as of the preceding December 31) without prior notice to, or approval by, the California Department of Insurance. New York, the domicile state of CCIC, also limits the amount of dividends that may be paid by an insurance subsidiary. No dividends were paid during the three months ended March 31, 1999.

    Superior National is a party to various leases principally associated with Superior National's home, branch and regional office space. These leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. Our minimum commitment with respect to these leases in 1999 is approximately $21.9 million. These leases expire from 2000 to 2003.

    While we do not presently foresee any expenditures during the remainder of 1999 other than those arising in the normal course of business, we may seek to expand market share without deviating from our pricing strategy, by seeking strategic alliances, investment opportunities or acquisitions. However there can be no assurances any such opportunities will be realized.

    The effect of inflation on our revenues and net income during the three months ended March 31, 1999 was not significant.

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

    We are developing a contingency plan to deal with certain IT and non-IT Year 2000 issues. We expect to fully develop this plan by the third quarter of 1999. We believe that we are not exposed to the risk of significant data loss because our IT systems are backed-up at the end of each business day.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to our significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting our consolidated financial position, although we also have limited exposure to equity price risk. The following sections address the significant market risks associated with our financial activities as of March 31, 1999.

    Caution should be used in evaluating our overall market risk from the information below, because actual results could differ materially from the estimates and assumptions used below and because unpaid claim and claim adjustment expenses and reinsurance recoverables on unpaid claim and claim adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of March 31, 1999 unpaid claim and claim adjustment expenses represent 74.6% of our total liabilities and reinsurance recoverables on unpaid claim and claim adjustment expenses represents 25.1% of our total assets.

INTEREST RATE RISK

    We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated claim payments, expenditures and other liabilities. Our fixed maturity portfolio includes investments in CMO's which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of March 31, 1999, our fixed maturity portfolio represented 39.6% of our total assets and 93.2% of our invested assets. We intend to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

    Our fixed maturity investments, including CMOs, notes payable and notes payable to banks are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer. CMO prepayment rates, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of March 31, 1999. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

                               INTEREST RATE RISK

                                                                                       ESTIMATED    HYPOTHETICAL
                                                                                       FAIR VALUE    PERCENTAGE
                                                                                         AFTER       INCREASE/
                                                     FAIR VALUE      HYPOTHETICAL     HYPOTHETICAL   (DECREASE)
                                                         AT           CHANGE IN        CHANGE IN         IN
                                                     MARCH 31,      INTEREST RATE       INTEREST    STOCKHOLDERS'
                                                        1999       (BP=BASIS PTS.)        RATE         EQUITY
                                                    ------------  ------------------  ------------  ------------
                                                                           (IN THOUSANDS)
Assets:
United States Government Agencies and
  Authorities.....................................   $  211,530      100 bp decrease   $  219,963    $    8,433
                                                                     100 bp increase   $  202,041    $   (9,490)
                                                                     200 bp increase   $  191,495    $  (20,036)

Municipals........................................   $  128,954      100 bp decrease   $  139,339    $   10,385
                                                                     100 bp increase   $  119,297    $   (9,656)
                                                                     200 bp increase   $  110,369    $  (18,584)

Corporate Instruments.............................   $   31,622      100 bp decrease   $   33,325    $    1,703
                                                                     100 bp increase   $   30,069    $   (1,553)
                                                                     200 bp increase   $   28,667    $   (2,955)

Collateralized Mortgage Obligations and Other
  Asset Backed Securities.........................   $  312,255      100 bp decrease   $  319,582    $    7,327
                                                                     100 bp increase   $  303,000    $   (9,254)
                                                                     200 bp increase   $  291,819    $  (20,436)

Liabilities:
Long-term Debt....................................   $  105,790      100 bp decrease   $  102,592    $   (3,198)
                                                                     100 bp increase   $  108,988    $    3,198
                                                                     200 bp increase   $  112,185    $    6,395

Trust Preferred Securities........................   $  101,100      100 bp decrease   $   93,486    $   (7,614)
                                                                     100 bp increase   $  108,714    $    7,614
                                                                     200 bp increase   $  116,327    $   15,227

    The interest rate on our long-term debt is adjustable based on market indices.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ------------------------------------------------------------------------------------------------
      27     Financial Data Schedule.

(b) REPORTS ON FORM 8-K: Superior National did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999

                                SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                By:  /s/ J. CHRIS SEAMAN
                                     -----------------------------------------
                                     Name: J. Chris Seaman
                                     Title:  Executive Vice President
                                           and Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  ------------------------------------------------------------------------------------------------
      27     Financial Data Schedule