Form 10-Q
period 1999-06-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1999-08-16
CIK 810463

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on August 12, 1999: 17,962,975 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
Item 1.    Financial Statements............................................................................           3
          Condensed consolidated balance sheets as of June 30, 1999 (unaudited) and
          December 31, 1998................................................................................           3
          Condensed consolidated statements of income for the three and six months ended
          June 30, 1999 (unaudited) and June 30, 1998 (unaudited)..........................................           4
          Condensed consolidated statements of comprehensive income (loss) for the three and
          six months ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited).........................           5
          Condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 1999 (unaudited) and for the twelve months ended
          December 31, 1998................................................................................           6
          Condensed consolidated statements of cash flows for the six months ended
          June 30, 1999 (unaudited) and June 30, 1998 (unaudited)..........................................           7
          Notes to condensed consolidated financial statements (unaudited).................................           8
Item 2.    Management's Discussion and Analysis of Consolidated Financial Condition and
          Results of Operations............................................................................          15
Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................          23

                                        PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................................................          26
SIGNATURE..................................................................................................          27
EXHIBIT INDEX..............................................................................................          28

                         PART I. FINANCIAL INFORMATION

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1. FINANCIAL STATEMENTS

                                                                                                     DECEMBER 31,
                                                                                                        1998*
                                                                                         JUNE 30,    ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
                                        ASSETS
INVESTMENTS
Bonds and notes:
Available-for-sale, at market (cost: 1999, $587,086; 1998, $539,557)..................   $ 566,002    $  541,678
Equity securities, at market (cost: 1999, $4,923; 1998, $1,634).......................       4,785         1,544
Short-term investments, at cost.......................................................       1,780         7,343
Other investments.....................................................................         150            50
                                                                                        -----------  ------------
    TOTAL INVESTMENTS.................................................................     572,717       550,615
Cash and cash equivalents (Restricted cash: 1999, $1,376; 1998, $34,713)..............      27,624       316,786
Reinsurance recoverable...............................................................     662,378       427,019
Premiums receivable (less allowance for doubtful accounts: 1999 $24,390; 1998,
  $18,941)............................................................................     138,791        90,126
Deferred income taxes (less valuation allowance: 1999, $7,517; 1998, $8,368)..........      54,639        49,049
Prepaid reinsurance premiums..........................................................      25,093        20,767
Receivable from a related party reinsurer.............................................      18,729        16,075
Goodwill..............................................................................      45,012        33,821
Investments withheld from reinsurer...................................................          --       123,863
Prepaid and other assets..............................................................      87,857       102,797
                                                                                        -----------  ------------
    TOTAL ASSETS......................................................................   $1,632,840   $1,730,918
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Claim and claim adjustment expenses...................................................   $ 990,581    $1,076,206
Unearned premiums.....................................................................      59,144        52,928
Reinsurance payable...................................................................      60,607        40,537
Long-term debt........................................................................     105,790       105,820
Discontinued operations liability.....................................................       5,782         8,151
Payable to BancBoston--asset securitization...........................................       1,285        34,474
Accounts payable and other liabilities                                                      90,487        87,756
                                                                                        -----------  ------------
    TOTAL LIABILITIES.................................................................   1,313,676     1,405,872
  Company-Obligated Trust Preferred Securities of Subsidiary Trust Holding Solely
    Senior Subordinated Notes of SNIG; $1,000 face per share; issued and outstanding
    105,000 shares in 1999 and 1998...................................................     101,117       101,084
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 40,000,000 shares in 1999 and 1998; issued
  17,959,780 shares in 1999 and 17,907,314 shares in 1998.............................         177           177
Paid-in capital excess of par.........................................................     229,138       228,512
Paid-in capital--warrants.............................................................       2,206         2,206
Accumulated other comprehensive income; Unrealized gain on investments, net of
  taxes...............................................................................     (13,797)        1,320
Retained earnings.....................................................................      17,320         8,382
Unearned compensation.................................................................      (1,538)       (1,107)
Less: Notes receivable from subscribed stock..........................................     (10,316)      (10,385)
Less: 245,000 shares of treasury stock at cost........................................      (5,143)       (5,143)
                                                                                        -----------  ------------
    TOTAL STOCKHOLDERS' EQUITY........................................................     218,047       223,962
                                                                                        -----------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................   $1,632,840   $1,730,918
                                                                                        -----------  ------------
                                                                                        -----------  ------------

--------------------------
* Derived from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                              ------------------------  ------------------------
                                                                              1998         1999         1998
                                                                           -----------  -----------  -----------
                                                                 1999      (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                                                              -----------
                                                              (UNAUDITED)
REVENUES:
Premiums written, net of reinsurance ceded..................   $  56,928    $  13,579    $ 116,220    $  42,080
Net change in unearned premiums.............................       2,806        6,040       (1,891)       8,126
                                                              -----------  -----------  -----------  -----------
Net premiums earned.........................................      59,734       19,619      114,329       50,206
Net investment income.......................................       8,834        3,761       20,881        8,014
                                                              -----------  -----------  -----------  -----------
    TOTAL REVENUES..........................................      68,568       23,380      135,210       58,220
EXPENSES:
Claim and claim adjustment expenses, net of reinsurance
  recoveries................................................      48,095        8,031       90,094       26,319
Commissions, net of reinsurance ceding commissions..........     (10,787)      (1,497)     (26,711)       1,467
Policyholder dividend expense...............................          78           --          100           --
Interest expense............................................       2,630           --        6,135           --
General and administrative expenses
  Underwriting..............................................      22,496        9,912       48,964       16,939
  Other.....................................................        (867)         196       (1,324)         375
  Goodwill..................................................         394          335          724          639
                                                              -----------  -----------  -----------  -----------
    TOTAL EXPENSES..........................................      62,039       16,977      117,982       45,739
                                                              -----------  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES, PREFERRED SECURITIES DIVIDENDS
  AND ACCRETION.............................................       6,529        6,403       17,228       12,481
Income tax expense..........................................       2,451        2,354        4,600        4,665
                                                              -----------  -----------  -----------  -----------
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................       4,078        4,049       12,628        7,816
Trust Preferred Securities dividends and accretion,
  net of income tax.........................................      (1,845)      (1,852)      (3,690)      (3,724)
                                                              -----------  -----------  -----------  -----------
NET INCOME..................................................   $   2,233    $   2,197    $   8,938    $   4,092
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
BASIC EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................   $    0.23    $    0.69    $    0.71    $    1.34
Preferred securities dividends and accretion................       (0.10)       (0.32)       (0.21)       (0.64)
                                                              -----------  -----------  -----------  -----------
NET INCOME..................................................   $    0.13    $    0.37    $    0.50    $    0.70
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
DILUTED EARNINGS PER SHARE:
INCOME BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................   $    0.20    $    0.50    $    0.64    $    0.99
Preferred securities dividends and accretion................       (0.09)       (0.23)       (0.19)       (0.47)
                                                              -----------  -----------  -----------  -----------
NET INCOME..................................................   $    0.11    $    0.27    $    0.45    $    0.52
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                       ---------------------  ---------------------
                                                                          1999       1998        1999       1998
                                                                       ----------  ---------  ----------  ---------
Net income...........................................................  $    2,233  $   2,197  $    8,938  $   4,092
Other comprehensive income, before tax:..............................
  Unrealized (loss) gain on securities:
  Unrealized (loss) gain on available-for-sale investments arising
    during period....................................................     (15,855)       387     (23,060)       929
  Unrealized gain (loss) on equity securities arising during
    period...........................................................           6        (33)        (77)       (55)
  Less: reclassification adjustments for gains (losses) included in
    net income.......................................................          22       (628)       (119)    (1,028)
                                                                       ----------  ---------  ----------  ---------
  Unrealized (loss) on securities....................................     (15,827)      (274)    (23,256)      (154)

Other comprehensive (loss), before tax...............................     (15,827)      (274)    (23,256)      (154)
                                                                       ----------  ---------  ----------  ---------
Income tax (benefit) related to items of other comprehensive
  income.............................................................      (5,539)       (93)     (8,139)       (52)
                                                                       ----------  ---------  ----------  ---------
Other comprehensive (loss), net of tax...............................     (10,288)      (181)    (15,117)      (102)
                                                                       ----------  ---------  ----------  ---------
Comprehensive (loss) income..........................................  $   (8,055) $   2,016  $   (6,179) $   3,990
                                                                       ----------  ---------  ----------  ---------
                                                                       ----------  ---------  ----------  ---------

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                                    ACCUMULATED
                                                                                                                       OTHER
                                                                             COMMON                                COMPREHENSIVE
                                                                              STOCK                     NOTES         INCOME
                                                                             PAID-IN                 RECEIVABLE   ---------------
                                                NUMBER OF                    CAPITAL                    FROM      UNREALIZED GAIN
                                                 SHARES     COMMON STOCK    EXCESS OF    TREASURY    SUBSCRIBED      (LOSS) ON
                                               OUTSTANDING    PAR VALUE        PAR         STOCK        STOCK       INVESTMENTS
                                               -----------  -------------  -----------  -----------  -----------  ---------------
Balance at December 31, 1997.................   5,871,279     $      59     $  34,242    $      --    $      --      $   1,327
COMPREHENSIVE INCOME (LOSS)
  Net loss...................................          --            --            --           --                          --

  Other comprehensive
    Unrealized gain on available-for-sale
      investments arising during period, net
      of income tax expense of $732..........          --            --                                                  1,307
    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $56.....................          --            --                                                   (109)
    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $649.............          --            --                                                 (1,205)
  Other comprehensive loss, net of tax.......
Comprehensive loss...........................
Common stock issued..........................  11,945,385           119       192,888           --           --             --
Stock issued under a stock option plan.......       6,970            --            44           --           --             --
Common stock issued under stock incentive
  plan.......................................      83,680             1         1,338           --           --             --
Notes receivable from subscribed stock.......          --            --            --           --      (10,385)            --
Purchase of treasury stock from director.....    (245,000)           (2)           --       (5,143)          --             --
                                               -----------        -----    -----------  -----------  -----------  ---------------
Balance at December 31, 1998.................  17,662,314           177       228,512       (5,143)     (10,385)         1,320
                                               -----------        -----    -----------  -----------  -----------  ---------------
COMPREHENSIVE INCOME (LOSS)
  Net income.................................          --            --            --           --                          --
  Other comprehensive
    Unrealized loss on available-for-sale
      investments arising during period, net
      of income tax benefit of $8,070........          --            --                                                (14,990)
    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $27.....................          --            --                                                    (50)
    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $42..............          --            --                                                    (77)
  Other comprehensive loss, net of tax.......
Comprehensive income.........................
Stock issued under a stock option plan.......      27,033            --           140           --           --             --
Common stock issued under stock incentive
  plan.......................................      21,974            --           431           --           --             --
Common stock issued under the Employee Stock
  Purchase Plan..............................       7,536            --           128           --           --             --
Notes receivable from subscribed stock.......      (4,077)           --           (73)          --           69             --
                                               -----------        -----    -----------  -----------  -----------  ---------------
Balance at June 30, 1999.....................  17,714,780     $     177     $ 229,138    $  (5,143)   $ (10,316)     $ (13,797)
                                               -----------        -----    -----------  -----------  -----------  ---------------
                                               -----------        -----    -----------  -----------  -----------  ---------------


                                                 PAID IN                                                       TOTAL

                                                CAPITAL-     COMPREHENSIVE    RETAINED       UNEARNED      STOCKHOLDERS'

                                                WARRANTS        INCOME        EARNINGS     COMPENSATION       EQUITY

                                               -----------  ---------------  -----------  ---------------  -------------

Balance at December 31, 1997.................   $   2,206                     $  21,984      $      --       $  59,818

COMPREHENSIVE INCOME (LOSS)
  Net loss...................................          --      $ (13,602)       (13,602)            --         (13,602)

                                                            ---------------
  Other comprehensive
    Unrealized gain on available-for-sale
      investments arising during period, net
      of income tax expense of $732..........                                                                    1,307

    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $56.....................                                                                     (109)

    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $649.............                                                                   (1,205)

                                                            ---------------
  Other comprehensive loss, net of tax.......                         (7)
                                                            ---------------
Comprehensive loss...........................                  $ (13,609)
                                                            ---------------
                                                            ---------------
Common stock issued..........................          --                            --             --         193,007

Stock issued under a stock option plan.......          --                            --             --              44

Common stock issued under stock incentive
  plan.......................................          --                            --         (1,107)            232

Notes receivable from subscribed stock.......          --                            --                        (10,385)

Purchase of treasury stock from director.....          --                            --             --          (5,145)

                                               -----------                   -----------       -------     -------------

Balance at December 31, 1998.................       2,206                         8,382         (1,107)        223,962

                                               -----------                   -----------       -------     -------------

COMPREHENSIVE INCOME (LOSS)
  Net income.................................          --      $   8,938          8,938             --           8,938

                                                            ---------------
  Other comprehensive
    Unrealized loss on available-for-sale
      investments arising during period, net
      of income tax benefit of $8,070........                                                                  (14,990)

    Unrealized loss on equity securities
      arising during period, net of income
      tax benefit of $27.....................                                                                      (50)

    Less: reclassification adjustments for
      gains included in net income, net of
      income tax benefit of $42..............                                                                      (77)

                                                            ---------------
  Other comprehensive loss, net of tax.......                    (15,117)
                                                            ---------------
Comprehensive income.........................                  $  (6,179)
                                                            ---------------
                                                            ---------------
Stock issued under a stock option plan.......          --                            --             --             140

Common stock issued under stock incentive
  plan.......................................          --                            --           (431)             --

Common stock issued under the Employee Stock
  Purchase Plan..............................          --                            --             --             128

Notes receivable from subscribed stock.......          --                            --             --              (4)

                                               -----------                   -----------       -------     -------------

Balance at June 30, 1999.....................   $   2,206                     $  17,320      $  (1,538)      $ 218,047

                                               -----------                   -----------       -------     -------------

                                               -----------                   -----------       -------     -------------


           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................................  $   8,938  $   4,092
                                                                                               ---------  ---------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  (Amortization) discount of bonds and preferred stock.......................................       (232)        30
  Amortization of investments withheld from reinsurer........................................        (15)        --
  Amortization of capital lease obligation...................................................       (976)      (666)
  Gain on sale of investments................................................................       (119)    (1,028)
  Amortization of goodwill...................................................................        724        639
  Interest expense on long-term debt.........................................................        578         --
  Preferred securities dividends and accretion...............................................      3,691      3,724
  Increase in reinsurance receivables........................................................   (235,359)    (2,392)
  (Increase) decrease in premiums receivable.................................................    (48,665)     2,370
  Increase is prepaid reinsurance premiums...................................................     (4,130)   (11,571)
  Decrease (increase) in investments withheld from reinsurer.................................    123,863     (2,185)
  Decrease (increase) in other assets........................................................     17,553       (298)
  Decrease in deferred income taxes..........................................................      4,544      4,485
  Decrease in claim and claim adjustment expense reserves....................................    (85,624)   (46,413)
  Increase in unearned premium reserves......................................................      6,216      3,286
  Increase in reinsurance payable............................................................     20,071     14,550
  Decrease in BancBoston-- asset securitization..............................................    (33,189)        --
  Decrease in accounts payable and other liabilities.........................................    (14,442)    (6,671)
                                                                                               ---------  ---------
      Total adjustments......................................................................   (245,511)   (42,140)
                                                                                               ---------  ---------
    Net cash used in operating activities....................................................   (236,573)   (38,048)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid-in-capital--stock options taken.......................................................        140         31
  Paid-in capital--Employee Stock Purchase Plan..............................................        128         --
  Payable due on subscribed stock............................................................         (5)        --
  Redemption of voting rights................................................................        (30)        --
  Reinsurance deposit........................................................................     (2,850)   (12,654)
  Purchase of treasury stock.................................................................         --     (5,145)
                                                                                               ---------  ---------
    Net cash used in financing activities....................................................     (2,617)   (17,768)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale................................................   (513,112)  (108,103)
  Purchase of equity security................................................................    (88,598)   (64,536)
  Investments and cash for discontinued operations...........................................     (2,369)    (2,043)
  Investment in partnership..................................................................       (100)        --
  Purchase of property, plant and equipment..................................................     (2,003)    (1,937)
  Sale of property, plant and equipment......................................................         --      8,000
  Sales of investments available-for-sale....................................................    432,089    114,120
  Sale of equity security....................................................................     85,280     60,745
  Maturities of investments available-for-sale...............................................     31,727     19,121
  Net decrease in short-term investments.....................................................      7,114      6,128
                                                                                               ---------  ---------
    Net cash (used in) provided by investing activities......................................    (49,972)    31,495
                                                                                               ---------  ---------
    Net decrease in cash.....................................................................   (289,162)   (24,321)
Cash and cash equivalents at beginning of period.............................................    316,786     28,742
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $  27,624  $   4,421
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes...................................................  $      56  $     181
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Cash paid during the year for interest.......................................................  $  10,128  $   5,614
                                                                                               ---------  ---------
                                                                                               ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.1 BASIS OF PRESENTATION

    Superior National Insurance Group, Inc. ("SNIG") is the parent company of a group of insurance companies that underwrite workers' compensation and, to a limited extent, group health insurance. SNIG's wholly-owned insurance subsidiaries include Superior National Insurance Company ("SNIC"), California Compensation Insurance Company ("CalComp"), Superior Pacific Casualty Company ("SPCC"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"). Our underwriting and marketing is focused in large part in the State of California, but we also have branch operations throughout the continental United States. Before we acquired Business Insurance Group, Inc. ("BIG") the holding company of CalComp, CCIC, and CBIC, in December 1998, we had no significant branch operations outside of California. Unless indicated otherwise, "we," "us," "our," and "Superior National" refer to SNIG and its subsidiaries.

    The accompanying unaudited condensed consolidated financial statements of Superior National have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1999 presentation. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

A.2 EARNING PER SHARE ("EPS")

    Basic earnings per share is calculated using the weighted average shares outstanding. Fully diluted earnings per share considers the effects of dilutive securities. The following is an illustration of the

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the six months ended June 30, 1999 and June 30, 1998:

                                   SIX MONTHS ENDED JUNE 30, 1999              SIX MONTHS ENDED JUNE 30, 1998
                             ------------------------------------------  ------------------------------------------
                                                SHARES       PER SHARE                      SHARES       PER SHARE
                                             (DENOMINATOR)    AMOUNT                     (DENOMINATOR)    AMOUNT
                                 INCOME      -------------  -----------      INCOME      -------------  -----------
                              (NUMERATOR)                                 (NUMERATOR)
                             --------------                              --------------
                             (IN THOUSANDS)                              (IN THOUSANDS)
BASIC EPS
  Income before items
    below..................    $   12,628      17,680,527    $    0.71     $    7,816       5,853,713    $    1.34
  Preferred Securities.....        (3,690)                       (0.21)        (3,724)                       (0.64)
                                  -------                   -----------       -------                   -----------
  Net Income...............    $    8,938                    $    0.50     $    4,092                    $    0.70
                                  -------                   -----------       -------                   -----------
                                  -------                   -----------       -------                   -----------
EFFECT OF DILUTIVE
  SECURITIES
  Options..................                       320,291                                     386,280
  Warrants.................                     1,877,125                                   1,672,234
DILUTED EPS
  Income before items
    below..................    $   12,628      19,877,943    $    0.64     $    7,816       7,912,227    $    0.99
  Preferred Securities.....        (3,690)                       (0.19)        (3,724)                       (0.47)
                                  -------                   -----------       -------                   -----------
  Net Income...............    $    8,938                    $    0.45     $    4,092                    $    0.52
                                  -------                   -----------       -------                   -----------
                                  -------                   -----------       -------                   -----------

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended June 30, 1999 and June 30, 1998:

                                  THREE MONTHS ENDED JUNE 30, 1999            THREE MONTHS ENDED JUNE 30, 1998
                             ------------------------------------------  ------------------------------------------
                                                SHARES       PER SHARE                      SHARES       PER SHARE
                                             (DENOMINATOR)    AMOUNT                     (DENOMINATOR)    AMOUNT
                                 INCOME      -------------  -----------      INCOME      -------------  -----------
                              (NUMERATOR)                                 (NUMERATOR)
                             --------------                              --------------
                             (IN THOUSANDS)                              (IN THOUSANDS)
BASIC EPS
  Income before items
    below..................    $    4,078      17,691,683    $    0.23     $    4,049       5,834,347    $    0.69
  Preferred Securities.....        (1,845)                       (0.10)        (1,852)                       (0.32)
                                  -------                   -----------       -------                   -----------
  Net Income...............    $    2,233                    $    0.13     $    2,197                    $    0.37
                                  -------                   -----------       -------                   -----------
                                  -------                   -----------       -------                   -----------
EFFECT OF DILUTIVE
  SECURITIES
  Options..................                       344,158                                     417,582
  Warrants.................                     1,933,221                                   1,732,524
DILUTED EPS
  Income before items
    below..................    $    4,078      19,969,062    $    0.20     $    4,049       7,984,453    $    0.50
  Preferred Securities.....        (1,845)                       (0.09)        (1,852)                       (0.23)
                                  -------                   -----------       -------                   -----------
  Net Income...............    $    2,233                    $    0.11     $    2,197                    $    0.27
                                  -------                   -----------       -------                   -----------
                                  -------                   -----------       -------                   -----------

A.3 NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. We have not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at June 30, 1999 would not be material.

    In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A.4 CLAIM AND CLAIM ADJUSTMENT EXPENSE RESERVES

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

A.5 TRUST PREFERRED SECURITIES

    In December 1997, SNIG formed a trust, whose sole purpose was to issue
10 3/4% Trust Preferred Securities, having an aggregate liquidation amount of $105 million, and to invest the proceeds in an equivalent amount of 10 3/4% Senior Subordinated Notes due 2017 issued by SNIG. SNIG owns directly all of the common securities issued by the trust, which it purchased for $3.25 million. The sole assets of the trust are the Senior Subordinated Notes, which have an aggregate principal amount of $108.25 million. SNIG also entered into several contractual undertakings when it formed the trust that, when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to those securities.

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

    We funded the acquisition of BIG with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. We obtained the senior debt financing through a Credit Agreement dated December 10, 1998 that we entered into with The Chase Manhattan Bank and other lending institutions. In addition, we obtained a working capital credit facility in the amount of $15.0 million under the Credit Agreement, and had $15.0 million in unused availability as of June 30, 1999. Prior to incurring this indebtedness, we obtained the consent of holders of the

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE B. ACQUISITION OF BIG (CONTINUED)
outstanding Trust Preferred Securities, as required by the terms of the Indenture relating to the Trust Preferred Securities. The cost of the waiver was included as part of the debt issuance costs.

    The transaction was accounted for using the purchase method and the results of operation since the acquisition have been included in our operations.

    The purchase price was allocated to the fair value of assets acquired and liabilities assumed. Assets acquired in the acquisition included investments of $203.0 million, cash and cash equivalents of $576.2 million, and other assets of $485.7 million. Liabilities assumed in the acquisition included claim and claim adjustment expense reserves of $716.6 million and other liabilities of $260.4 million.

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

    Effective May 1, 1998, we entered into a new Quota-Share Agreement with United States Life Insurance Company ("US Life"), a company rated "A+" by A.M. Best. Under this agreement SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. After January 1, 1999, SNIC and SPCC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies having at least an estimated annual premium of $25,000. Under the same arrangement, CalComp, BICO, CCIC, and CBIC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 1998 having at least an estimated annual premium of $25,000. After December 31, 1998, CalComp, CCIC, and CBIC will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 2000 and having at least an estimated annual premium of $25,000. For policies incepting during 2001, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 80.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first three contract years, the maximum 80.0% cession will be reduced by five percentage points, but to a number not less than 40.0% unless US Life elects to select a lower number. For policies incepting during 2002, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 73.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first four contract years, the maximum 73.0% cession will be reduced by five percentage points, but to a number not less than 30.0% unless US Life elects to select a lower number. US Life may elect to irrevocably terminate the agreement on January 1, 2001 or 2002.

    If US Life does not elect to irrevocably terminate the agreement at either January 1, 2001 or 2002, it may, at its sole option, prior to December 1, 2002, elect to extend the agreement to policies incepting during the years 2003 and 2004. If the cumulative claim and allocated claim adjustment expense ratio is

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE C. REINSURANCE (CONTINUED)
greater than or equal to 66.5%, US Life may select a ceding percentage of 0.0% to 50.0% for both years. If the cumulative claim and allocated claim adjustment expense ratio is less than 66.5%, US Life may select a ceding percentage of 0.0% to 25.0% for both years.

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

NOTE D. DISCONTINUED OPERATIONS

    Outstanding discontinued operations claim and claim adjustment expense reserves were $12.8 million at June 30, 1999, which was consistent with management's expectations. Offsetting these liabilities was a $7.2 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

NOTE E. SUBSEQUENT EVENTS

    On July 14, 1999, Inter-Ocean Reinsurance Company Ltd. ("Inter-Ocean") attempted to rescind its aggregate excess of loss reinsurance contract with the BIG insurance subsidiaries. No grounds for the purported rescission have been given other than an unsupported allegation that Inter-Ocean was misled regarding BIG's condition prior to our acquisition of BIG. The Inter-Ocean reinsurance contract was negotiated and procured by the former owner, Foundation Health Corporation. We acquired BIG from FHC, a subsidiary of Foundation Health Systems, Inc. on December 10, 1998. American Re-Insurance Company ("American Re"), a subsidiary of Munich Re, which is effectively the guarantor of Inter-Ocean's obligations to us, has informed us that it too, does not intend to fulfill its contractual and legal obligations to us. We expect to enter arbitration proceedings against Inter-Ocean and American Re approximately September 1, 1999, and to enforce its contracts with both Inter-Ocean and American Re. We will also take necessary action against Inter-Ocean and American Re to recover damages incurred by SNIG's insurance subsidiaries, stockholders, debt-holders, and banks.

    Effective August 9, 1999, we commuted our Aggregate Excess of Loss Agreement, effective July 1, 1998, and Average Existing Claims Severity Agreement, effective December 31, 1997, with Zurich Reinsurance (North America) Inc. This commutation was entered into as a result of issues arising out of the Inter-Ocean Re dispute. We may commute additional reinsurance contracts depending on the length and outcome of the Inter-Ocean dispute.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

NOTE E. SUBSEQUENT EVENTS (CONTINUED)
    On July 14, 1999, we announced the election of William L. Gentz as Chairman of the Board of Directors. Mr. Gentz succeeds C. Len Pecchenino who has served as Chairman since August of 1991. Mr. Pecchenino has announced his intention to retire from our Board at the end of 1999. Mr. Gentz has served as a member of the Board of Directors of Superior National and as our President and Chief Executive Officer since June of 1994. J. Chris Seaman has been appointed to the position of President and Chief Executive Officer, having previously served as Superior National's Chief Financial Officer since July of 1991 and as a Board member since 1993. Arnold J. Senter, Superior National's Chief Operating Officer, has been appointed to permanently fill a vacancy on the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    References to "we," "us," "our," and "Superior National" in this quarterly report include the results of operations of the newly acquired Business Insurance Group, Inc. ("BIG") together with its insurance subsidiaries California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Insurance Company ("CCIC"), for the period beginning December 10, 1998.

    This discussion and analysis contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or the future financial performance of Superior National and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Superior National to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, inherent uncertainties related to the effect of the acquisitions, Superior National's leverage, and general conditions in the economy and in the workers' compensation insurance market in particular, and these factors could cause actual results to differ materially from those indicated by the forward-looking statements.

OVERVIEW

    We recorded an underwriting profit from continuing operations of $1.9 million in the six month period ended June 30, 1999, versus an underwriting profit of $5.5 million in the corresponding period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of costs associated with combining the operations of the newly acquired BIG insurance subsidiaries, CalComp, CCIC, and CBIC (the "BIG insurance subsidiaries"), with Superior National. During the six months ended June 30, 1999, we realized net income of $8.9 million or $0.45 diluted earnings per share and $0.50 basic earning per share as compared to $4.1 million or $0.52 diluted earnings per share and $0.70 basic earnings per share for the six months ended June 30, 1998. The increase in net income of $4.8 million was primarily the result of an increase of $12.9 million in net investment income. The increase in net investment income was due to an increase in invested assets which was the result of the BIG acquisition. Partially offsetting the increase in net investment income was an increase in interest expense.

    Consolidated premium in force including business written by Superior National's several fronting companies was $654 million versus $632 million for the policy years ended June 30, 1999 and March 31, 1999. The premium in force associated with policies having estimated annual premium under $25,000, and which are not subject to Superior National's large account quota share agreement to varying degrees depending on the policy issue date, was $206 million on 56,306 policies, versus $195 million on 50,785 policies, for the policy years ended June 30, 1999 and March 31, 1999, respectively.

    Even though Superior National has experienced a modest increase in average rates accompanying the increased premium in force, our rate increase appears to be an exception to the rule since we have not seen any sign of a general firming in the California workers' compensation pricing. A variety of Superior National's competition in California continue to be willing to underwrite California workers' compensation risks at less than expected claim and claim adjustment expenses. Given the state of the pricing environment, it appears unlikely that Superior National will achieve its previously stated 1999 earned premium goal of $750 million.

GENERAL FINANCIAL CONDITION

    Total assets decreased by $98.1 million or 5.7% for the six months ended June 30, 1999, as compared to December 31, 1998. Significant changes within total assets consisted of a decrease of $267.1 million in cash and investments, which were used primarily to fund operations and a decrease of $123.9 million in investments withheld from a reinsurer. Offsetting the decrease in cash, investments and investments withheld from the reinsurer was an increase of $235.4 million in reinsurance recoverables and an increase of $48.7 million in premiums receivable.

    Total liabilities decreased by $92.2 million or 6.6% for the six months ended June 30, 1999, as compared to December 31, 1998. Significant changes within total liabilities consisted of an $85.6 million reduction in claim and claim adjustment expense reserves and a $33.2 million decrease in a payable to a purchaser of receivables. Partially offsetting these decreases was a $20.1 million increase in reinsurance payables associated with the Quota-Share Arrangement.

    Total equity decreased by $5.9 million or 2.6% to $218.0 million for the six months ended June 30, 1999, as compared to December 31, 1998. This decrease consisted of $8.9 million in net income, which was offset by $15.1 million in other comprehensive loss.

RESULTS OF OPERATIONS

    The following selected financial data and analysis provide an assessment of Superior National's financial results for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the three months ended June 30, 1999 and 1998 are presented below:

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ---------------------
                                                                                      1999       1998
                                                                                   ----------  ---------
                                                                                        (DOLLARS IN
                                                                                        THOUSANDS)
Gross premium written............................................................  $  153,853  $  40,898
Net premium written..............................................................  $   56,928  $  13,579
Net premium earned...............................................................  $   59,734  $  19,619
Net claim and claim adjustment expenses..........................................      48,095      8,031
Net underwriting and general and administrative expenses.........................      11,709      8,415
Policyholder dividends...........................................................          78         --
                                                                                   ----------  ---------
Underwriting profit (loss).......................................................  $     (148) $   3,173
Net investment income............................................................       8,834      3,761
Underwriting ratios (GAAP Basis)
Claim and claim adjustment expense ratio.........................................        80.5%      40.9%
Underwriting expense ratio.......................................................        19.6%      42.9%
Policyholder dividends ratio.....................................................         0.1%       0.0%
                                                                                   ----------  ---------
Combined ratio...................................................................       100.2%      83.8%
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    Gross premium written increased $113.0 million or 276.2% to $153.9 million in the second quarter of 1999, as compared to the same period in 1998. Substantially all of this increase can be attributed to the addition of business written by the BIG insurance subsidiaries. Net premium written increased $43.3 million or 319.2% to $56.9 million in the second quarter of 1999, as compared to the same period in 1998, reflecting the increase in gross premium written, which was partially offset by an increase in ceded premium related to the Quota-Share Arrangement. Net premium earned increased $40.1 million or 204.5% to $59.7 million in the second quarter of 1999, as compared to the same period in 1998, reflecting the increase in net premium written.

    Net claim and claim adjustment expenses increased $40.1 million or 498.9% to $48.1 million in the second quarter of 1999, as compared to the same period in 1998. This increase was partially attributable to the increase reflected in net premium earned. The net claim and claim adjustment expense ratio increased to 80.5% in the second quarter of 1999 from 40.9% in the same period of 1998. The
39.6 percentage point increase was due to a higher claim and claim adjustment expense ratio from the business acquired from the BIG insurance subsidiaries.

    Underwriting and general and administrative expenses, excluding net commission expense, increased $12.6 million or 126.9% to $22.5 million in the second quarter of 1999, as compared to the same period in 1998. This increase was due primarily to the addition of the recently acquired BIG insurance subsidiaries. Net commission expense decreased $9.3 million or 620.6% to ($10.8) million in the second quarter of 1999, as compared to the same period in 1998. The decrease in net commission expense was primarily due to a $26.8 million increase in ceded commissions associated with the Quota-Share Arrangement, which was partially offset by an increase in gross commission expense reflected by the increase in gross premiums written. Net underwriting and general and administrative expenses, including net commission expense, increased 39.1% to $11.7 million in the second quarter of 1999 from $8.4 million in the same period of 1998. Superior National's underwriting expense ratio decreased 23.3 percentage points to 19.6% for the second quarter of 1999 from 42.9% for the same period in 1998, due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level was due to an increase in reinsurance ceding commissions received related to the Quota-Share Arrangement.

    Underwriting profit from continuing operations decreased $3.3 million or 104.7% to ($0.1) million in the second quarter of 1999, as compared to the same period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of the increase in claim and claim adjustment expenses discussed above, which were partially offset by a decrease in net underwriting and general and administrative expenses relative to the premium level.

    Net investment income, excluding realized investment gains and losses, increased $5.7 million or 182.8% to $8.9 million in the second quarter of 1999, as compared to the same period in 1998. The improvement was due to the increase in assets available for investment resulting from the BIG acquisition.

    Interest expense of $2.6 million was incurred in the second quarter of 1999 relating to the $110 million loan with The Chase Manhattan Bank. No interest expense was incurred in the second quarter of 1998.

    Distributions and accretion on preferred securities for the three months ended June 30, 1999 remained at $2.8 million, which was unchanged from the same period in 1998.

    The following selected financial data and analysis provide an assessment of Superior National's financial results for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the six months ended June 30, 1999 and 1998 are presented below:

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ---------------------
                                                                                      1999       1998
                                                                                   ----------  ---------
                                                                                        (DOLLARS IN
                                                                                        THOUSANDS)
Gross premium written............................................................  $  328,319  $  81,951
Net premium written..............................................................  $  116,220  $  42,080
Net premium earned...............................................................  $  114,329  $  50,206
Net claim and claim adjustment expenses..........................................      90,094     26,319
Net underwriting and general and administrative expenses.........................      22,253     18,406
Policyholder dividends...........................................................         100         --
                                                                                   ----------  ---------
Underwriting profit (loss).......................................................  $    1,882  $   5,481
Net investment income............................................................      20,881      8,014
Underwriting ratios (GAAP Basis)
Claim and claim adjustment expense ratio.........................................        78.8%      52.4%
Underwriting expense ratio.......................................................        19.5%      36.7%
Policyholder dividends ratio.....................................................         0.1%       0.0%
                                                                                   ----------  ---------
Combined ratio...................................................................        98.4%      89.1%
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    Gross premium written increased $246.4 million or 300.6% to $328.3 million in the first six months of 1999, as compared to the same period in 1998. Substantially all of this increase can be attributed to the addition of business written by the BIG insurance subsidiaries. Net premium written increased $74.1 million or 176.2% to $116.2 million in the first six months of 1999, as compared to the same period in 1998, reflecting the increase in gross premium written, which was partially offset by an increase in ceded premiums related to the Quota-Share Arrangement. Net premium earned increased $64.1 million or 127.7% to $114.3 million in the first six months of 1999, as compared to the same period in 1998, reflecting the increase in net premium written.

    Net claim and claim adjustment expenses increased $63.8 million or 242.3% to $90.1 million in the first six months of 1999, as compared to the same period in 1998. This increase was partially attributable to the increase reflected in net premium earned. The net claim and claim adjustment expense ratio increased to 78.8% in the first six months of 1999 from 52.4% in the same period of 1998. The
26.4 percentage point increase was due to a higher claim and claim adjustment expense ratio from the business acquired from the BIG insurance subsidiaries.

    Underwriting and general and administrative expenses, excluding net commission expense, increased $32.0 million or 189.1% to $49.0 million in the first six months of 1999, as compared to the same period in 1998. This increase was due primarily to the addition of the recently acquired BIG insurance subsidiaries. Net commission expense decreased $28.2 million or 1920.8% to ($26.7) million in the first six months of 1999, as compared to the same period in 1998. The decrease in net commission expense was primarily due to a $61.3 million increase in ceded commissions associated with the Quota-Share Arrangement, which was partially offset by an increase in gross commission expense reflected by the increase in gross premiums written. Net underwriting and general and administrative expenses, including net commission expense, increased 20.9% to $22.3 million in the first six months of 1999 from $18.4 million in the same period of 1998. Superior National's underwriting expense ratio decreased 17.2 percentage points to 19.5% for the first six months of 1999 from 36.7% for the same period in 1998, due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level was due to an increase in reinsurance ceding commissions received related to the Quota-Share Arrangement.

    Underwriting profit from continuing operations decreased $3.6 million or 65.7% to $1.9 million in the first six months of 1999, as compared to the same period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of the increase in claim and claim adjustment expenses discussed above, which were partially offset by a decrease in net underwriting and general and administrative expenses relative to the premium level.

    Net investment income, excluding realized investment gains and losses, increased $13.8 million or 197.2% to $20.8 million in the first six months of 1999, as compared to the same period in 1998. The improvement was due to the increase in assets available for investment resulting from the BIG acquisition.

    Interest expense of $6.1 million was incurred in the first six months of 1999 primarily related to the $110 million loan with The Chase Manhattan Bank. No interest expense was incurred in the first six months of 1998.

    Income tax expense of $4.6 million for the first six months of 1999 remained unchanged as compared to the same period in 1998. The effective income tax rate decreased 10.7 percentage points to 26.7% for the first six months of 1999, as compared to the same period in 1998. The 10.7 percentage point decrease is primarily related to the tax-exempt interest earned in the first six months of 1999, as compared to no tax-exempt interest earned for the same period in 1998.

    Distributions and accretion on preferred securities for the six months ended June 30, 1999 remained at $5.7 million, which was unchanged from the same period in 1998.

    Set forth below is a summary of net investment income, excluding capital gains and losses, for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                  --------------------  --------------------
                                                                    1999       1998       1999       1998
                                                                  ---------  ---------  ---------  ---------
Interest on bonds and notes.....................................  $   8,725  $   3,042  $  18,431  $   6,685
Interest on invested cash.......................................        613        200      2,892        518
Other...........................................................         26         67         51        143
                                                                  ---------  ---------  ---------  ---------
Total investment income.........................................      9,364      3,309     21,374      7,346
Capital gains...................................................        (22)       629        119      1,029
Investment expense..............................................        508        177        612        361
                                                                  ---------  ---------  ---------  ---------
Net investment income...........................................  $   8,834  $   3,761  $  20,881  $   8,014
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

    We monitor the matching of our assets and liabilities and attempt to maintain our portfolio's investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for our investment portfolio, we consider each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at June 30, 1999 was 5.45 years compared to 3.72 years at December 31, 1998. At June 30, 1999, 99.8% of the carrying values of investments in our fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

    Discontinued operations had claim and claim adjustment expense reserves of $12.8 million as of June 30, 1999, which was consistent with our expectations. Offsetting these liabilities was a $7.2 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses. We have significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. We continue to closely monitor our potential exposure to construction defect claims and have not changed our estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. We believe our current reserves are adequate to cover claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. We will continue to closely monitor the adequacy of our loss reserves in the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. Our cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio, and sales and maturities of investments. Our cash outflows consist primarily of payments for policyholders' claims, operating expenses, and debt service. For our insurance operations, we must have available cash and liquid assets to meet our obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting our ordinary operating costs. Absent adverse material changes in the workers' compensation insurance market, we believe that our present resources are sufficient to meet our cash needs for the foreseeable future.

    During the first six months of 1999, Superior National used $236.6 million of cash in its operations versus $38.0 million during the same period in 1998. This $198.6 million increase was primarily due to payments of approximately $60.7 million in cash to the purchaser of receivables related to a Receivable Purchase and Sale Agreement dated as of December 9, 1998 among the BIG insurance subsidiaries and Insurance Funding LLC under which the BIG insurance subsidiaries sold approximately $67.1 million in premium and reinsurance receivables and received proceeds of approximately $62.8 million in cash with 5.5% or $3.7 million of the receivables sold held in reserve pending collection of the receivables. In addition to the $60.7 million of cash used to pay the purchaser of the receivables, the increase of cash used for operations was attributable to the ceded premiums related to the Quota-Share Arrangement and the addition of BIG's insurance operations beginning December 10, 1998. Superior National's continued negative cash flow was also the result of Superior National's historical inforce premium base being significantly higher than its current level and higher than expected payments of claim and claim adjustment expenses in the 1995 and 1996 accident years. We anticipate that we will continue to experience negative cash flow from operations until the claims related to the historically higher premium base have been paid out. In addition, the reduction in net written premium arising out of the Quota-Share Arrangement will increase negative cash flow substantially. In any event, we believe that we have adequate short-term investments and readily marketable investment grade securities to cover both claim payments and expenses. As of June 30, 1999, we had total cash, cash equivalents, and investments of $600.3 million and had 99.2% of our investment portfolio invested in cash, cash equivalents, short-term investments, and fixed maturities. In addition, 94.1% of our fixed-income portfolio had ratings of "AA" or equivalent or better and 100% had ratings of "BBB" or equivalent or better.

    We used $2.6 million in cash from financing activities for the six months ended June 30, 1999, as compared to cash used of $17.8 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, the funds used for financing activities resulted from a $2.9 million increase in a receivable from a related party reinsurer.

    In order to obtain part of the funding we needed to acquire BIG, we entered into a Credit Agreement with The Chase Manhattan Bank and other lending institutions, and incurred $110.0 million in senior debt, less $4.8 million in transaction costs. In addition, we obtained a working capital credit facility of $15.0 million under the Credit Agreement, and had $15.0 million in unused availability as of June 30, 1999.

    This senior debt is to be fully amortized over six years with semi-annual principal paydowns of $10 million beginning June 30, 2000 and continuing through December 31, 2002. After December 31, 2002, the principal paydown will increase to $12.5 million and continue until maturity at December 10, 2004. The senior debt interest rate is equivalent to the Eurodollar rate plus 3%. We have the option to select various interest periods varying from one, two, three or six months. As of June 30, 1999, the interest rate for the current period was 8.19%, which will be reset in September 1999.

    We must adhere to certain requirements and covenants, including some relating to financial ratios, in order to comply with the terms of the Credit Agreement. As of June 30, 1999, we were in compliance with all loan covenants.

    In December 1997, SNIG formed a trust, whose sole purpose was to issue and sell 10 3 /4 % Trust Preferred Securities, having an aggregate liquidation amount of $105 million, and to invest the proceeds in an equivalent amount of 10 3 /4 % Senior Subordinated Notes due 2017 issued by SNIG. SNIG owns directly all of the common securities issued by the trust, which it purchased for $3.25 million. The sole assets of the trust are the Senior Subordinated Notes, which have an aggregate principal amount of $108.25 million. SNIG also entered into several contractual undertakings when it formed the trust that, when taken together, guarantee to the holders of the Trust Preferred Securities an unconditional right to enforce the payment of the distributions with respect to those securities.

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

    We have a reverse repurchase facility with a national securities brokerage firm that allows us to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides us with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows us a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of June 30, 1999, we had no obligation outstanding under this facility.

    Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC, SPCC, CalComp, CCIC, and CBIC for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Trust

Preferred Securities and the senior bank debt. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC, SPCC, CalComp, CCIC, and CBIC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the California Department of Insurance. The California Insurance Code prohibits payment, other than from accumulated earned surplus, shareholder dividends which exceed the greater of net income or 10% of statutory policyholders' surplus without prior approval of the California Department of Insurance. New York, the domicile state of CCIC, also limits the amount of dividends that may be paid by an insurance subsidiary. Superior National's policyholders' surplus as originally reported to regulatory authorities at December 31, 1998 was $340.2 million. Subsequently, Superior National revised its statutory policyholders' surplus. The revised statutory policyholders' surplus was $297.8 million at December 31, 1998. As of December 31, 1998, the maximum dividend payments that may be made during 1999 by the insurance subsidiaries to SNIG without prior approval of the regulatory authorities is $8.5 million. No dividends were paid during the six months ended June 30, 1999.

    Superior National is a party to various leases principally associated with Superior National's home, branch and regional office space. These leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. Our minimum commitment with respect to these leases in 1999 is approximately $21.6 million. These leases expire from 2000 to 2009.

    While we do not presently foresee any expenditures during the remainder of 1999 other than those arising in the normal course of business, we may seek to expand market share without deviating from our pricing strategy, by seeking strategic alliances, investment opportunities or acquisitions. However there can be no assurances any such opportunities will be realized.

    The effect of inflation on our revenues and net income during the six months ended June 30, 1999 was not significant.

TAXES

    As of December 31, 1998, Superior National had available $204.0 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by us in periods after December 31, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Because our sale of our common stock to fund the acquisition of BIG caused us to undergo an "ownership change" under Section 382 of the Internal Revenue Code, we will be able to use only a maximum of approximately $8.0 million per year of our NOLs, together with additional amounts to offset "built-in gains." Built-in gains are unrealized gains related to appreciated property, including investments, that we own. Limitations imposed by Section 382 may cause the availability of our NOLs to be deferred, causing us to incur tax obligations when we otherwise would not, or may allow some portions of the NOLs to expire before we can use them to reduce our tax obligations. Our tax obligation affects our cash position and therefore affects our ability to make payments on our long-term debt as it becomes due.

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

    We have performed significant testing of our modified, in-house developed systems in order to confirm expected Year 2000 compliance. Significant testing of these systems will continue and will be completed by the end of the third quarter of 1999. In addition, we have contacted a large number of our business partners, including medical providers, third party administrators and financial business partners, to obtain information regarding the progress on their Year 2000 remediation. We have not been informed by any significant business partners that they will not be Year 2000 compliant in a timely manner. However, there can be no assurance that significant Year 2000 related issues will not ultimately arise with our business partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to our significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting our consolidated financial position, although we also have limited exposure to equity price risk. The following sections address the significant market risks associated with our financial activities as of June 30, 1999.

    Caution should be used in evaluating our overall market risk from the information below, because actual results could differ materially from the estimates and assumptions used below and because unpaid claim and claim adjustment expenses and reinsurance recoverables on unpaid claim and claim adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of June 30, 1999 unpaid claim and claim adjustment expenses represented 75.8% of our total liabilities and reinsurance recoverables on unpaid claim and claim adjustment expenses represented 39.6% of our total assets.

INTEREST RATE RISK

    We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated claim payments, expenditures and other liabilities. Our fixed maturity portfolio includes investments in Collateralized Mortgage Obligations ("CMOs") which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of June 30, 1999, our fixed maturity portfolio represented 34.8% of our total assets and 94.6% of our invested assets. We intend to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

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

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of June 30, 1999. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

                               INTEREST RATE RISK

                                                                                        ESTIMATED
                                                                                        FAIR VALUE   HYPOTHETICAL
                                                                                          AFTER       PERCENTAGE
                                                                      HYPOTHETICAL     HYPOTHETICAL    INCREASE/
                                                                       CHANGE IN        CHANGE IN    (DECREASE) IN
                                                    FAIR VALUE AT    INTEREST RATE       INTEREST    STOCKHOLDERS'
                                                    JUNE 30, 1999   (BP=BASIS PTS.)        RATE         EQUITY
                                                    -------------  ------------------  ------------  -------------
Assets:
United States Government Agencies and
  Authorities.....................................   $   170,417   100 bp decrease      $  179,506    $     9,089
                                                                   100 bp increase      $  161,276    $    (9,141)
                                                                   200 bp increase      $  152,085    $   (18,332)

Municipals........................................   $   128,736   100 bp decrease      $  139,793    $    11,057
                                                                   100 bp increase      $  118,503    $   (10,233)
                                                                   200 bp increase      $  109,094    $   (19,642)

Corporate Instruments.............................   $    31,386   100 bp decrease      $   32,971    $     1,585
                                                                   100 bp increase      $   29,949    $    (1,437)
                                                                   200 bp increase      $   28,659    $    (2,727)

Collateralized Mortgage Obligations and Other
  Asset Backed Securities.........................   $   235,463   100 bp decrease      $  244,828    $     9,365
                                                                   100 bp increase      $  225,744    $    (9,719)
                                                                   200 bp increase      $  215,673    $   (19,790)

Liabilities:
Long-term Debt....................................   $   105,790   100 bp decrease      $  102,532    $    (3,258)
                                                                   100 bp increase      $  109,048    $     3,258
                                                                   200 bp increase      $  112,305    $     6,515

Trust Preferred Securities........................   $   101,117   100 bp decrease      $   93,325    $    (7,792)
                                                                   100 bp increase      $  108,909    $     7,792
                                                                   200 bp increase      $  116,700    $    15,583

 The interest rate on our long-term debt is adjustable based on market indices.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ----------------------------------------------------------------------------------------------
   27                                         Financial Data Schedule

(b) REPORTS ON FORM 8-K: Superior National did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 1999          SUPERIOR NATIONAL INSURANCE GROUP, INC.

                                By:             /s/ J. CHRIS SEAMAN
                                     -----------------------------------------
                                                  J. Chris Seaman
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

                                By:             /s/ DORIS K. T. LAI
                                     -----------------------------------------
                                                  Doris K. T. Lai
                                             VICE PRESIDENT FINANCE AND
                                                     TREASURER

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      27                                             Financial Data Schedule