Form 10-Q
period 1999-09-30
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 1999-11-17
CIK 810463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-25984

                            ------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                           95-4610936
 (State or other jurisdiction              (I.R.S. Employer
              of                          Identification No.)
incorporation or organization)

                               26601 AGOURA ROAD
                              CALABASAS, CA 91302
                    (Address of principal executive offices)

                                 (818) 880-1600
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock, $0.01 par value per share, outstanding as of close of business on November 9, 1999: 17,969,895 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SUPERIOR NATIONAL INSURANCE GROUP, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                         --------
Item 1.                    Financial Statements........................................      3

                           Condensed consolidated balance sheets as of September 30,
                           1999 (unaudited) and December 31, 1998......................      3

                           Condensed consolidated statements of operations for the
                           three and nine months ended September 30, 1999 (unaudited)
                           and September 30, 1998 (unaudited)..........................      4

                           Condensed consolidated statements of comprehensive income
                           (loss) for the three and nine months ended September 30,
                           1999 (unaudited) and September 30, 1998 (unaudited).........      5

                           Condensed consolidated statement of changes in stockholders'
                           equity for the nine months ended September 30, 1999
                           (unaudited) and for the twelve months ended December 31,
                           1998........................................................      6

                           Condensed consolidated statements of cash flows for the nine months ended September 30, 1999 (unaudited) and
                           September 30, 1998 (unaudited)..............................      7

                           Notes to condensed consolidated financial statements
                           (unaudited).................................................      8

                           Management's Discussion and Analysis of Consolidated
Item 2.                    Financial Condition and
                           Results of Operations.......................................     15

                           Quantitative and Qualitative Disclosures about Market
Item 3.                    Risk........................................................     26

                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings...........................................     28

Item 6.                    Exhibits and Reports on Form 8-K............................     28

SIGNATURE..............................................................................     29

EXHIBIT INDEX..........................................................................     30

                         PART I. FINANCIAL INFORMATION

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 1.  FINANCIAL STATEMENTS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999           1998*
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS

INVESTMENTS
Fixed maturities; available-for-sale, at market (cost: 1999,
  $526,105; 1998, $539,557).................................   $  497,570      $  541,678
Equity securities, at market (cost: 1999, $1,634; 1998,
  $1,634)...................................................        1,294           1,544
Short-term investments, at cost.............................           75           7,343
Other investments...........................................        4,576              50
                                                               ----------      ----------
        TOTAL INVESTMENTS...................................      503,515         550,615
Cash and cash equivalents (Restricted cash: 1999, $270;
  1998, $34,713)............................................       46,226         316,786
Reinsurance recoverable.....................................      487,711         252,019
Reinsurance recoverable on loss reserves guarantee..........      175,000         175,000
Premiums receivable (less allowance for doubtful accounts:
  1999, $16,220; 1998, $18,941).............................      128,001          90,126
Deferred income taxes (less valuation allowance: 1999,
  $7,517; 1998, $8,368).....................................       79,162          49,049
Prepaid reinsurance premiums................................       20,090          20,767
Receivable from related party reinsurer.....................           --          16,075
Goodwill....................................................       54,548          33,821
Investments withheld from reinsurer.........................           --         123,863
Prepaid and other assets....................................       87,052         102,797
                                                               ----------      ----------
        TOTAL ASSETS........................................   $1,581,305      $1,730,918
                                                               ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Claim and claim adjustment expenses.........................   $  969,034      $1,076,206
Unearned premiums...........................................       58,075          52,928
Reinsurance payable.........................................       67,280          40,537
Long-term debt..............................................      105,790         105,820
Discontinued operations liability...........................        4,397           8,151
Payable to BancBoston -- asset securitization...............          270          34,474
Payable to related party insurers...........................       29,276          21,610
Accounts payable and other liabilities......................       71,746          66,146
                                                               ----------      ----------
        TOTAL LIABILITIES...................................    1,305,868       1,405,872
Company-Obligated Trust Preferred Securities of Subsidiary
  Trust Holding Solely Senior Subordinated Notes of SNIG;
  $1,000 face per share; issued and outstanding 105,000
  shares in 1999 and 1998...................................      101,135         101,084

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 40,000,000 shares
  in 1999 and 1998; issued 17,960,632 shares in 1999 and
  17,907,314 shares in 1998.................................          177             177
    Paid-in capital excess of par...........................      228,897         228,512
Paid-in capital -- warrants.................................        2,206           2,206
Accumulated other comprehensive income; Unrealized gain
  (loss) on investments, net of taxes.......................      (18,768)          1,320
Retained earnings (deficit).................................      (21,679)          8,382
Unearned compensation.......................................       (1,538)         (1,107)
Less: Notes receivable from subscribed stock................       (9,850)        (10,385)
Less: 245,000 shares of treasury stock at cost..............       (5,143)         (5,143)
                                                               ----------      ----------
        TOTAL STOCKHOLDERS' EQUITY..........................      174,302         223,962
                                                               ----------      ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $1,581,305      $1,730,918
                                                               ==========      ==========

------------------------------

*   Derived from audited financial statements.

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
REVENUES:
Premiums written, net of reinsurance ceded..................  $ 62,474   $11,415    $178,694   $53,495
Net change in unearned premiums.............................    (3,933)     (669)     (5,824)    7,457
                                                              --------   -------    --------   -------
Net premiums earned.........................................    58,541    10,746     172,870    60,952
Net investment income.......................................     8,519     3,421      29,400    11,435
                                                              --------   -------    --------   -------
    TOTAL REVENUES..........................................    67,060    14,167     202,270    72,387

EXPENSES:
Claim and claim adjustment expenses, net of
  reinsurance recoveries....................................    99,988     1,319     190,082    27,638
Commissions, net of reinsurance ceding commissions..........    (6,138)   (6,223)    (32,849)   (4,756)
Policyholder dividend expense...............................        40        96         140        96
Interest expense............................................     2,301        --       8,436        --
General and administrative expenses
    Underwriting............................................    26,515    12,146      75,479    29,085
    Other...................................................     1,476       254         152       629
    Goodwill................................................       858       336       1,582       975
                                                              --------   -------    --------   -------
        TOTAL EXPENSES......................................   125,040     7,928     243,022    53,667
                                                              --------   -------    --------   -------
INCOME (LOSS) BEFORE INCOME TAXES, PREFERRED SECURITIES
  DIVIDENDS AND ACCRETION...................................   (57,980)    6,239     (40,752)   18,720
Income tax (benefit) expense................................   (20,827)    2,271     (16,227)    6,936
                                                              --------   -------    --------   -------
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................   (37,153)    3,968     (24,525)   11,784
Trust Preferred Securities dividends and accretion, net of
  income tax................................................    (1,846)   (1,873)     (5,536)   (5,597)
                                                              --------   -------    --------   -------
NET INCOME (LOSS)...........................................  $(38,999)  $ 2,095    $(30,061)  $ 6,187
                                                              ========   =======    ========   =======
BASIC EARNINGS PER SHARE:
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION.................................................  $  (2.10)  $  0.70    $  (1.39)  $  2.04
Preferred securities dividends and accretion................     (0.10)    (0.33)      (0.31)    (0.97)
                                                              --------   -------    --------   -------
NET INCOME (LOSS)...........................................  $  (2.20)  $  0.37    $  (1.70)  $  1.07
                                                              ========   =======    ========   =======
DILUTED EARNINGS PER SHARE:
INCOME (LOSS) BEFORE PREFERRED SECURITIES DIVIDENDS AND
  ACCRETION, AND EXTRAORDINARY ITEMS........................  $  (2.10)  $  0.51    $  (1.39)  $  1.50
Preferred securities dividends and accretion................     (0.10)    (0.24)      (0.31)    (0.71)
                                                              --------   -------    --------   -------
NET INCOME (LOSS)...........................................  $  (2.20)  $  0.27    $  (1.70)  $  0.79
                                                              ========   =======    ========   =======

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Net (loss) income.......................................  $(38,999)   $2,095    $(30,061)  $ 6,187
Other comprehensive income, before tax:
    Unrealized (loss) gain on securities:
        Unrealized (loss) gain on available-for-sale
          investments arising during period.............    (7,716)    2,000     (30,774)    2,929
        Unrealized loss on equity securities arising
          during period.................................      (196)     (196)       (273)     (251)
        Less: reclassification adjustments for losses
          (gains) included in net income................       260      (753)        141    (1,781)
                                                          --------    ------    --------   -------
        Unrealized (loss) gain on securities............    (7,652)    1,051     (30,906)      897

Other comprehensive (loss) income, before tax...........    (7,652)    1,051     (30,906)      897
                                                          --------    ------    --------   -------
Income tax (benefit) expense related to items of other
  comprehensive income..................................    (2,678)      357     (10,818)      305
                                                          --------    ------    --------   -------
Other comprehensive (loss) income, net of tax...........    (4,974)      694     (20,088)      592
                                                          --------    ------    --------   -------
Comprehensive (loss) income.............................  $(43,973)   $2,789    $(50,149)  $ 6,779
                                                          ========    ======    ========   =======

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                COMMON                             COMPREHENSIVE
                                                                STOCK                  NOTES          INCOME
                                                               PAID-IN               RECEIVABLE   ---------------
                                     NUMBER OF      COMMON     CAPITAL                  FROM        UNREALIZED       PAID IN
                                      SHARES        STOCK       EXCESS    TREASURY   SUBSCRIBED   GAIN (LOSS) ON    CAPITAL-
                                    OUTSTANDING   PAR VALUE     OF PAR     STOCK       STOCK        INVESTMENTS     WARRANTS
                                    -----------   ----------   --------   --------   ----------   ---------------   ---------
Balance at December 31, 1997......   5,871,279       $ 59      $34,242    $    --     $     --       $  1,327        $2,206
COMPREHENSIVE INCOME (LOSS)
  Net loss........................          --         --           --         --                          --            --
  Other comprehensive:
    Unrealized gain on
      available-for-sale
      investments arising during
      period, net of income tax
      expense of $732.............          --         --                                               1,307
    Unrealized loss on equity
      securities arising during
      period, net of income tax
      benefit of $56..............          --         --                                                (109)
    Less: reclassification
      adjustments for gains
      included in net income, net
      of income tax benefit of
      $649........................          --         --                                              (1,205)
  Other comprehensive loss, net of
    tax...........................
Comprehensive loss................
Common stock issued...............  11,945,385        119      192,888         --           --             --            --
Stock issued under a stock option
  plan............................       6,970         --           44         --           --             --            --
Common stock issued under stock
  incentive plan..................      83,680          1        1,338         --           --             --            --
Notes receivable from subscribed
  stock...........................          --         --           --         --      (10,385)            --            --
Purchase of treasury stock from
  director........................    (245,000)        (2)          --     (5,143)          --             --            --
                                    ----------       ----      --------   -------     --------       --------        ------
Balance at December 31, 1998......  17,662,314        177      228,512     (5,143)     (10,385)         1,320         2,206
                                    ----------       ----      --------   -------     --------       --------        ------
COMPREHENSIVE INCOME (LOSS)
  Net loss........................          --         --           --         --                          --            --
  Other comprehensive:
    Unrealized loss on
      available-for-sale
      investments arising during
      period, net of income tax
      benefit of $10,771..........          --         --                                             (20,003)
    Unrealized loss on equity
      securities arising during
      period, net of income tax
      benefit of $96..............          --         --                                                (177)
    Less: reclassification
      adjustments for gains
      included in net income, net
      of income tax benefit of
      $49.........................          --         --                                                  92
  Other comprehensive loss, net of
    tax...........................
Comprehensive loss................
Stock issued in settlement of
  warrants........................       1,241         --           --         --           --             --            --
Stock issued under a stock option
  plan............................      40,219         --          270         --           --             --            --
Common stock issued under stock
  incentive plan..................      21,974         --          431         --           --             --            --
Common stock issued under the
  Employee Stock Purchase Plan....      13,745         --          236         --           --             --            --
Notes receivable from subscribed
  stock...........................     (23,861)        --         (552)        --          535             --            --
                                    ----------       ----      --------   -------     --------       --------        ------
Balance at September 30, 1999.....  17,715,632       $177      $228,897   $(5,143)    $ (9,850)      $(18,768)       $2,206
                                    ==========       ====      ========   =======     ========       ========        ======


                                                     RETAINED                        TOTAL
                                    COMPREHENSIVE    EARNINGS      UNEARNED      STOCKHOLDERS'
                                    INCOME (LOSS)    (DEFICIT)   COMPENSATION       EQUITY
                                    --------------   ---------   -------------   -------------
Balance at December 31, 1997......                   $ 21,984       $    --        $ 59,818
COMPREHENSIVE INCOME (LOSS)
  Net loss........................     $(13,602)      (13,602)           --         (13,602)
                                       --------
  Other comprehensive:
    Unrealized gain on
      available-for-sale
      investments arising during
      period, net of income tax
      expense of $732.............        1,307                                       1,307
    Unrealized loss on equity
      securities arising during
      period, net of income tax
      benefit of $56..............         (109)                                       (109)
    Less: reclassification
      adjustments for gains
      included in net income, net
      of income tax benefit of
      $649........................       (1,205)                                     (1,205)
                                       --------
  Other comprehensive loss, net of
    tax...........................           (7)
                                       --------
Comprehensive loss................     $(13,609)
                                       ========
Common stock issued...............                         --            --         193,007
Stock issued under a stock option
  plan............................                         --            --              44
Common stock issued under stock
  incentive plan..................                         --        (1,107)            232
Notes receivable from subscribed
  stock...........................                         --                       (10,385)
Purchase of treasury stock from
  director........................                         --            --          (5,145)
                                                     --------       -------        --------
Balance at December 31, 1998......                      8,382        (1,107)        223,962
                                                     --------       -------        --------
COMPREHENSIVE INCOME (LOSS)
  Net loss........................     $(30,061)      (30,061)           --         (30,061)
                                       --------
  Other comprehensive:
    Unrealized loss on
      available-for-sale
      investments arising during
      period, net of income tax
      benefit of $10,771..........      (20,003)                                    (20,003)
    Unrealized loss on equity
      securities arising during
      period, net of income tax
      benefit of $96..............         (177)                                       (177)
    Less: reclassification
      adjustments for gains
      included in net income, net
      of income tax benefit of
      $49.........................           92                                          92
                                       --------
  Other comprehensive loss, net of
    tax...........................      (20,088)
                                       --------
Comprehensive loss................     $(50,149)
                                       ========
Stock issued in settlement of
  warrants........................                         --            --              --
Stock issued under a stock option
  plan............................                         --            --             270
Common stock issued under stock
  incentive plan..................                         --          (431)             --
Common stock issued under the
  Employee Stock Purchase Plan....                         --            --             236
Notes receivable from subscribed
  stock...........................                         --            --             (17)
                                                     --------       -------        --------
Balance at September 30, 1999.....                   $(21,679)      $(1,538)       $174,302
                                                     ========       =======        ========

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (30,061)  $  6,187
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
    (Amortization) discount of bonds and preferred stock....       (159)        17
    Amortization of investments withheld from reinsurer.....         --         24
    Amortization of capital lease obligation................     (1,484)    (1,123)
    Loss (gain) on sale of investments......................        141     (1,781)
    Loss on cancellation of contract with related party
     reinsurer..............................................      2,432         --
    Amortization of goodwill................................      1,582        975
    Interest expense on long-term debt......................        603         --
    Preferred securities dividends and accretion............      5,536      5,600
    Increase in reinsurance receivables.....................   (235,692)   (29,896)
    Increase in premiums receivable.........................    (37,875)    (1,231)
    Decrease (increase) in prepaid reinsurance premiums.....        677    (11,779)
    Decrease (increase) in investments withheld from
     reinsurer..............................................    123,863     (8,296)
    Decrease in other assets................................     19,913      4,879
    Decrease (increase) in deferred income taxes............    (16,309)     6,732
    Decrease in claim and claim adjustment expense
     reserves...............................................   (107,172)   (45,049)
    Increase in unearned premium reserves...................      5,147      4,026
    Increase in reinsurance payable.........................     26,743     18,195
    Increase in payable to related party insurers...........      7,666         --
    Decrease in accounts payable and other liabilities......     (1,984)    (7,414)
                                                              ---------   --------
        Net cash used in operating activities...............   (236,433)   (59,934)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid-in-capital -- stock options taken..................        269         42
    Paid-in-capital -- Employee Stock Purchase Plan.........        235         --
    Payments related to subscribed stock....................        (17)        --
    Redemption of voting rights.............................        (30)        --
    Payment to BancBoston -- asset securitization...........    (34,204)        --
    Received from (paid to) related party reinsurer.........     13,643    (14,070)
    Purchase of treasury stock..............................         --     (5,145)
                                                              ---------   --------
        Net cash used in financing activities...............    (20,104)   (19,173)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments available-for-sale..............   (555,931)  (171,146)
    Purchase of equity security.............................   (101,875)  (101,877)
    Additions to goodwill...................................    (22,309)        --
    Investments and cash for discontinued operations........     (3,754)    (3,424)
    Investment in partnership...............................     (4,526)       (50)
    Purchase of property, plant and equipment...............     (2,339)    (3,017)
    Sale of property, plant and equipment...................         --      8,000
    Sales of investments available-for-sale.................    522,054    197,629
    Sale of equity securities...............................    101,852     98,399
    Maturities of investments available-for-sale............     43,552     38,215
    Net decrease in short-term investments..................      9,253      4,518
                                                              ---------   --------
        Net cash provided by (used in) investing
        activities..........................................    (14,023)    67,247
                                                              ---------   --------
        Net decrease in cash................................   (270,560)   (11,860)
Cash and cash equivalents at beginning of period............    316,786     28,742
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  46,226   $ 16,882
                                                              =========   ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes..............  $      81   $    206
                                                              =========   ========
    Cash paid during the year for interest..................  $  12,430   $  5,614
                                                              =========   ========

           See Notes to Condensed Consolidated Financial Statements.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

    The accompanying unaudited condensed consolidated financial statements of Superior National have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normally occurring accruals, considered necessary for a fair presentation have been included. Certain reclassifications of prior year amounts have been made to conform with the 1999 presentation. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

A.2  EARNINGS PER SHARE ("EPS")

    Basic earnings per share is calculated using the weighted-average shares outstanding. Fully-diluted earnings per share considers the effects of dilutive securities only if such securities would not have an antidilutive effect. The following is an illustration of the reconciliation of the numerators and

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

denominators of the basic and diluted earnings per share (EPS) computations for the nine months ended September 30, 1999 and September 30, 1998:

                                 NINE MONTHS ENDED SEPTEMBER 30, 1999        NINE MONTHS ENDED SEPTEMBER 30, 1998
                              ------------------------------------------   -----------------------------------------
                              INCOME (LOSS)       SHARES       PER SHARE   INCOME (LOSS)      SHARES       PER SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)    AMOUNT
                              -------------   --------------   ---------   -------------   -------------   ---------
                                   (IN                                          (IN
                               THOUSANDS)                                   THOUSANDS)
BASIC EPS
  Income (loss) before items
    below...................    $(24,525)        17,692,644     $(1.39)       $11,784        5,779,978      $ 2.04
  Preferred Securities......      (5,536)                        (0.31)        (5,597)                       (0.97)
                              -------------                    ---------   -------------                   ---------
  Net income (loss).........    $(30,061)                       $(1.70)       $ 6,187                       $ 1.07
                              =============                    =========   =============                   =========
EFFECT OF DILUTIVE
  SECURITIES
  Options...................                  Not applicable                                   383,236
  Warrants..................                  Not applicable                                 1,674,783
DILUTED EPS
  Income (loss) before items
    below...................    $(24,525)        17,692,644     $(1.39)       $11,784        7,837,997      $ 1.50
  Preferred Securities......      (5,536)                        (0.31)        (5,597)                       (0.71)
                              -------------                    ---------   -------------                   ---------
  Net income (loss).........    $(30,061)                       $(1.70)       $ 6,187                       $ 0.79
                              =============                    =========   =============                   =========

    The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the three months ended September 30, 1999 and September 30, 1998:

                                THREE MONTHS ENDED SEPTEMBER 30, 1999        THREE MONTHS ENDED SEPTEMBER 30, 1998
                              ------------------------------------------   -----------------------------------------
                              INCOME (LOSS)       SHARES       PER SHARE   INCOME (LOSS)      SHARES       PER SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)    AMOUNT
                              -------------   --------------   ---------   -------------   -------------   ---------
                                   (IN                                          (IN
                               THOUSANDS)                                   THOUSANDS)
BASIC EPS
  Income (loss) before items
    below...................     (37,153)        17,716,860     $(2.10)       $ 3,968        5,632,507      $ 0.70
  Preferred Securities......      (1,846)                        (0.10)        (1,873)                       (0.33)
                              -------------                    ---------   -------------                   ---------
  Net income (loss).........    $(38,999)                       $(2.20)       $ 2,095                       $ 0.37
                              =============                    =========   =============                   =========
EFFECT OF DILUTIVE
  SECURITIES
  Options...................                  Not applicable                                   390,721
  Warrants..................                  Not applicable                                 1,689,448
DILUTED EPS
  Income (loss) before items
    below...................    $(37,153)        17,716,860     $(2.10)       $ 3,968        7,712,676      $ 0.51
  Preferred Securities......      (1,846)                        (0.10)        (1,873)                       (0.24)
                              -------------                    ---------   -------------                   ---------
  Net income (loss).........    $(38,999)                       $(2.20)       $ 2,095                       $ 0.27
                              =============                    =========   =============                   =========

A.3  NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. Superior National has not determined the impact of SFAS 133.

    In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

NOTE B. ACQUISITION OF BIG

    On December 10, 1998, we acquired BIG and its wholly-owned subsidiaries, CalComp, Business Insurance Company ("BICO"), and CBIC, under the terms of a purchase agreement that we entered into on May 5, 1998 (the "Purchase Agreement") with Foundation Health Corporation ("FHC"). Upon its acquisition, BIG became a wholly-owned subsidiary of SNIG and CalComp, CBIC and BICO (BICO was subsequently sold December 18, 1998) became indirect operating subsidiaries of SNIG. Additionally, in accordance with the Purchase Agreement, on December 17, 1998, we acquired CCIC from FHC after we received all required regulatory approvals. We paid FHC $285.0 million in cash to acquire BIG and its subsidiaries. FHC paid $36.0 million of this purchase price to provide us with a $212.5 million "loss reserves guarantee" which it implemented through the purchase of reinsurance pursuant to aggregate excess of loss reinsurance agreements on behalf of CalComp, CBIC, CCIC, and BICO. We are currently engaged in a significant legal dispute with Inter-Ocean Reinsurance Company Ltd. ("Inter-Ocean") and one of Inter-Ocean's owners, American Re-Insurance Company ("American Re"), over their purported rescission of the aggregate excess of loss agreement that gives effect to Inter-Ocean's $175 million portion of the loss reserves guarantee. This dispute is discussed further in

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE E. LITIGATION. Prior to the closing of the acquisition, FHC caused all of BIG's intercompany balances and real estate holdings related to FHC and its parent, Foundation Health Systems, Inc., and their affiliates, to be settled in cash. FHC contributed an additional $12.6 million in capital to BIG prior to the closing.

    We funded the acquisition of BIG with senior debt financing in the amount of $110.0 million and equity financing in the amount of $200.1 million. We obtained the senior debt financing through a Credit Agreement dated December 10, 1998 that we entered into with The Chase Manhattan Bank and other lending institutions. In addition, we obtained a working capital credit facility in the amount of $15.0 million under the Credit Agreement that was unused as of September 30, 1999. Prior to incurring this indebtedness, we obtained the consent of holders of the outstanding Trust Preferred Securities, as required by the terms of the Indenture relating to the Trust Preferred Securities. The cost of the waiver was included as part of the debt issuance costs.

    The acquisition was accounted for using the purchase method and the results of operations of BIG and its subsidiaries since the acquisition have been included in our operations.

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

    Effective May 1, 1998, we entered into a new Quota-Share Agreement with United States Life Insurance Company ("US Life"), a company rated "A+" by A.M. Best. Under this agreement SNIC and SPCC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through January 31, 1999 having at least an estimated annual premium of $25,000 but less than $100,000. Since January 1, 1999, SNIC and SPCC have been ceding and will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies having at least an estimated annual premium of $25,000. Under the same arrangement, CalComp, BICO, CCIC, and CBIC ceded 100% of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 1998 having at least an estimated annual premium of $25,000. Since December 31, 1998, CalComp, CCIC, and CBIC have been ceding and will cede 93% and 87% for policies incepting during 1999 and 2000, respectively, of premiums and claim and claim adjustment expenses associated with policies incepting through December 31, 2000 and having at least an estimated annual premium of $25,000. For policies incepting during 2001, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 80.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first three contract years, the maximum 80.0% cession will be reduced by five percentage points, but to a number not less than 40.0% unless US Life elects to select a lower

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

number. For policies incepting during 2002, the ceding percentage for all of Superior National's insurance companies may vary from 0.0% to 73.0%. For each percentage point below a 66.5% cumulative ceded claim and allocated claim adjustment expense ratio for the first four contract years, the maximum 73.0% cession will be reduced by five percentage points, but to a number not less than 30.0% unless US Life elects to select a lower number. US Life may elect to irrevocably terminate the agreement on January 1, 2001 or 2002.

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

    As part of our acquisition of BIG, FHC obtained at its expense a loss reserves guarantee on BIG's claim and allocated claim adjustment expense reserves. The form of the loss reserves guarantee was two reinsurance contracts covering $175.0 million in excess of BIG's estimated claim and allocated claim adjustment expense reserves at December 10, 1998, plus 50.0% of $75.0 million in excess of the sum of BIG's reserves plus $175.0 million. BIG's estimated reserves at December 10, 1998, as defined under the contracts, was $495.0 million plus 75.7% of 1998 net earned premium excluding premium ceded under the Quota-Share Arrangements, and less claim and allocated claim adjustment expenses paid by BIG through December 10, 1998. The $175.0 million reinsurance contract was entered into with Inter-Ocean, with a 100.0% retrocession of liability to American Re. The $75.0 million reinsurance contract for which Superior National has a 50.0% share was entered into with Insurance Corporation of Hanover (26.7%), Scandinavian Re (20.0%), and Odyssey Re (3.33%). SEE NOTE B. ACQUISITION OF BIG AND NOTE E. LITIGATION

    Effective August 9, 1999, we canceled our Aggregate Excess of Loss Agreement, which was originally effective July 1, 1998, with Zurich Reinsurance (North America), Inc. ("Zurich Re"), a related party. We recorded a $2.4 million loss, and received $17.8 million of cash, as a result of this cancellation. Further, Zurich Re and Superior National have agreed to unwind a claim severity management program under which affiliates of Zurich Re employed some of our claims personnel and managed part of our claims department.

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE D. DISCONTINUED OPERATIONS

    Outstanding discontinued operations claim and claim adjustment expense reserves were $11.5 million at September 30, 1999, which was consistent with management's expectations. Offsetting these liabilities was a $7.3 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses.

NOTE E. LITIGATION

    We received on July 14, 1999 a demand for arbitration from legal counsel for Inter-Ocean which included Inter-Ocean's purported rescission of the aggregate excess of loss reinsurance agreement, which gives effect to its $175 million portion of the loss reserves guarantee, between it and our subsidiary, BIG, on behalf of BIG's subsidiaries, CalComp, BICO (which we subsequently sold, but whose liabilities and obligations, in addition to most of its assets, we retained), CBIC, and CCIC. The loss reserves guarantee was procured by FHC as part of our acquisition of BIG from FHC on December 10, 1998. American Re brokered the transaction through another of its affiliates. FHC is fully cooperating with us in this litigation.

    The loss reserves guarantee provides us with $212.5 million of reinsurance protection for adverse claim and allocated claim adjustment expense reserve development incurred by the BIG insurance subsidiaries after December 10, 1998. We recorded a cession of $175 million of claims and claim adjustment expenses to Inter-Ocean at December 31, 1998. We believe Inter-Ocean is attempting to abrogate its contractual obligations and we intend to enforce our rights pursuant to the loss reserves guarantee. We also intend to pursue compensation from Inter-Ocean for any damages that we or our subsidiaries, stockholders, or debt-holders incur as a result of Inter-Ocean's action.

    Inter-Ocean reinsured the economic obligations associated with the loss reserves guarantee to American Re. We also intend to enforce our rights against American Re, whom we believe to have orchestrated and directed Inter-Ocean's actions. According to an Inter-Ocean press release dated January 26, 1999, Inter-Ocean is partially owned by American Re, which is a wholly-owned subsidiary of Munich Re. The press release further stated that Inter-Ocean is managed by Am-Re Managers (Bermuda) Ltd.

    On August 11, 1999, BIG filed a demand for arbitration against American Re simultaneously with our answer to Inter-Ocean's purported rescission and demand for arbitration. We believe that American Re should participate in the Inter-Ocean arbitration because we believe American Re is orchestrating and directing Inter-Ocean's actions, and because we believe American Re is substantively our reinsurer. On September 2, 1999, American Re filed a lawsuit in a United States District Court for the Southern District of New York seeking an order from the court that we have no arbitrable action against American Re. On September 28, 1999, we filed a motion in that action requesting the court to order American Re to participate in the Inter-Ocean arbitration. The court has scheduled a December 2, 1999 status conference on this matter.

    On September 7, 1999, we filed a civil lawsuit in Los Angeles County Superior Court seeking substantial compensatory and punitive damages from American Re and Inter-Ocean. The lawsuit alleges fraudulent conduct on the part of American Re and Inter-Ocean with respect to their joint, wrongful attempt to rescind the reinsurance agreement that creates their obligations with respect to the loss reserves guarantee. Our complaint includes causes of action for fraud, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair business

            SUPERIOR NATIONAL INSURANCE GROUP, INC. AND SUBSIDIARIES

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

practices, for which we intend to seek punitive and compensatory damages from American Re and Inter-Ocean in excess of $200 million.

    On October 22, 1999, we received from American Re, and shortly thereafter we received from Inter-Ocean, virtually identical answers to our lawsuit. Both American Re and Inter-Ocean defended their rescission of the loss reserves guarantee on the grounds that (1) the reserve estimate selected by and disclosed in the opinion of an independent actuary, which was provided to American Re and Inter-Ocean, prior to their agreeing to provide the loss reserves guarantee, was optimistic, (2) BIG withheld information from the actuary that caused the actuary to develop an overly optimistic view of BIG's reserves, and
(3) American Re and Inter-Ocean were entitled to rely on the independent actuary's selected reserve estimate in pricing its portion of the loss reserves guarantee. American Re and Inter-Ocean further assert that the doctrine of "utmost good faith" required BIG to disclose that the opinion of its independent actuary as to the amount of its future reserves and prior years' loss ratios at the time the opinion was delivered to American Re in early 1998 was overly optimistic, and, in addition, that Superior National management was obligated to inform American Re, prior to the time that it owned BIG, that it knew that the independent actuary's reserve estimates were optimistic. A complete statement of American Re's and Inter-Ocean's arguments and defenses is available in their filed answers, which are publicly available from the Los Angeles Superior Court.

    It is not possible for us to assess the probability that Inter-Ocean and American Re will prevail in their attempt to rescind their $175.0 million portion of the loss reserves guarantee, nor is it possible for us to assess the ultimate probability of success, or the effects of success or failure, of the lawsuit we have filed against Inter-Ocean and American Re in the California courts. The effects of an adverse arbitration decision, in whole or in part, most likely would have a significant and negative effect on us, including adverse actions by regulators, rating agencies, our lenders, and others. The potential loss associated with an adverse arbitration decision could be as much as $146.5 million, before tax effects, if the full $175 million reinsurance limit is ultimately found to have been utilized. The maximum potential pre-tax loss is computed as the $175 million reinsurance limit less $28.5 million of premium that Inter-Ocean would have to return to us if the loss reserves guarantee is successfully rescinded. However, regardless of the outcome of this dispute, it has adversely affected, and until it is resolved will adversely affect, us and our financial condition by, among other things, causing us to incur significant legal fees and to redirect significant amounts of our management's time, energy and resources and possibly affect our rating with A.M. Best Company, Inc., Moody's Investors Service, Inc., and Standard & Poor's Corporation.

NOTE F. SUBSEQUENT EVENTS

    Effective October 1, 1999, we commuted our Quota-Share Agreement, which was originally effective July 1, 1996, with General Reinsurance Corporation. We recorded no gain or loss, and received $18.5 million of cash, as a result of this commutation.

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

OVERVIEW

    We recorded an underwriting loss from continuing operations of $60.0 million in the nine month period ended September 30, 1999, versus an underwriting profit of $8.9 million in the corresponding period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of a $60.0 million increase in our claim and claim adjustment expense reserves due to adverse loss development and the cancellation of a contract with affiliates of Zurich Reinsurance (North America), Inc. ("Zurich Re"), a related party. In addition to the $60.0 million claim and claim adjustment expense reserve increase, our underwriting profit from continuing operations decreased partially due to costs associated with combining the operations of the newly acquired BIG insurance subsidiaries, CalComp, CCIC, and CBIC (the "BIG insurance subsidiaries"), with Superior National. During the nine months ended
September 30, 1999, we realized a net loss of $30.1 million or $1.70 diluted earnings per share and $1.70 basic earning per share as compared to net income of $6.2 million or $0.79 diluted earnings per share and $1.07 basic earnings per share for the nine months ended September 30, 1998. The decrease in net income of $36.2 million was primarily the result of the decrease reflected in the underwriting profit from continuing operations which was partially offset by an increase of $18.0 million in net investment income. The increase in net investment income was due to an increase in invested assets which was the result of the BIG acquisition. Partially offsetting the increase in net investment income was an increase in interest expense. Our cash flow and general financial condition has been and, until it is resolved, will be materially and adversely affected by our dispute with Inter-Ocean Reinsurance Ltd. ("Inter-Ocean") and American Re-Insurance Company ("American Re") to enforce their $175.0 million loss reserves guarantee, which was procured by BIG's owner before we acquired BIG. SEE LITIGATION AND LIQUIDITY AND CAPITAL RESOURCES.

GENERAL FINANCIAL CONDITION

    Total assets decreased by $149.6 million or 8.6% for the nine months ended September 30, 1999, as compared to December 31, 1998. Significant changes within total assets consisted of a decrease of $317.7 million in cash and investments, which were used primarily to fund operations and a decrease of $123.9 million in investments withheld from a reinsurer. Offsetting the decrease in cash, investments and investments withheld from a reinsurer was an increase of $235.7 million in reinsurance recoverable, an increase of $37.9 million in premiums receivable, and an increase of $30.1 million in deferred tax asset.

    Total liabilities decreased by $100.0 million or 7.1% for the nine months ended September 30, 1999, as compared to December 31, 1998. Significant changes within total liabilities consisted of an $107.2 million reduction in claim and claim adjustment expense reserves and a $34.2 million decrease in a payable to a purchaser of receivables. Partially offsetting these decreases was a $26.7 million increase in reinsurance payables associated with the February 1, 1998 and May 1, 1998 Quota-Share Arrangements with American Life Insurance Company and United States Life Insurance Company, respectively, collectively referred to as the "Quota-Share Arrangements."

    Total equity decreased by $49.7 million or 22.2% to $174.3 million for the nine months ended September 30, 1999, as compared to December 31, 1998. This decrease consisted of $30.1 million in net loss and $20.1 million in other comprehensive loss.

RESULTS OF OPERATIONS

    The following selected financial data and analysis provide an assessment of Superior National's financial results for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the three months ended September 30, 1999 and 1998 are presented below:

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Gross premium written.......................................   $152,307      $54,234

Net premium written.........................................   $ 62,474      $11,415

Net premium earned..........................................   $ 58,541      $10,746
Net claim and claim adjustment expenses.....................     99,988        1,319
Net underwriting and general and administrative expenses....     20,377        5,923
Policyholder dividend expense...............................         40           96
                                                               --------      -------
Underwriting profit (loss)..................................   $(61,864)     $ 3,408
                                                               ========      =======

Net investment income.......................................   $  8,519      $ 3,421

Underwriting ratios (GAAP Basis):
  Claim and claim adjustment expense ratio..................      170.8%        12.3%
  Underwriting expense ratio................................       34.8%        55.1%
  Policyholder dividends ratio..............................        0.1%         0.9%
                                                               --------      -------
  Combined ratio............................................      205.7%        68.3%
                                                               ========      =======

    Gross premium written increased $98.1 million or 180.8% to $152.3 million in the third quarter of 1999, as compared to the same period in 1998. Substantially all of this increase can be attributed to the addition of business written by the BIG insurance subsidiaries. Net premium written increased $51.1 million to $62.5 million in the third quarter of 1999, as compared to the same period in 1998, reflecting the increase in gross premium written, which was partially offset by an increase in ceded premium related to the Quota-Share Arrangements. Net premium earned increased $47.8 million to $58.5 million in the third quarter of 1999, as compared to the same period in 1998, reflecting the increase in net premium written.

    Net claim and claim adjustment expenses increased $98.7 million to $100 million in the third quarter of 1999, as compared to the same period in 1998. This increase is primarily attributable to a $60.0 million increase in claim and claim adjustment expense reserves due to adverse loss development and cancellation of a contract with Zurich Re, a related party on accident years 1998 and prior and an increase in claim and claim adjustment expense associated with the increase reflected in net premium earned. The net claim and claim adjustment expense ratio increased to 170.8% in the third quarter of 1999 from 12.3% in the same period of 1998. The 158.5 percentage point increase was primarily due to the $60.0 million increase in claim and claim adjustment expense reserves, reflected in the increase in net claim and claim adjustment expenses, and a higher claim and claim adjustment expense ratio from the business acquired from the BIG insurance subsidiaries. The 12.3% claim and claim adjustment expense ratio for the third quarter of 1998 is due to the recognition of $5.0 million of favorable development during the third quarter of 1998 on prior accident years' reserves applied to net premiums earned that were significantly reduced by the Quota-Share Arrangements.

    Underwriting and general and administrative expenses, excluding net commission expense, increased $14.4 million or 118.3% to $26.5 million in the third quarter of 1999, as compared to the same period in 1998. This increase was primarily the result of increased expenses associated with the addition of the BIG insurance subsidiaries since December 1998 and partially due to a $2.4 million loss on the cancellation of the Aggregate Excess of Loss Agreement with Zurich Re. Net commission expense increased $0.1 million or 1.4% to ($6.1) million in the third quarter of 1999, as compared to the same period in 1998. The decrease in net commission expense was primarily due to a $13.6 million increase in ceded commissions associated with the Quota-Share Arrangements, which was offset by an increase in gross commission expense reflected by the increase in gross premiums written. Net underwriting and general and administrative expenses, including net commission expense, increased 244.0% to $20.4 million in the third quarter of 1999 from $5.9 million in the same period of 1998. Superior National's underwriting expense ratio decreased 20.3 percentage points to 34.8% for the third quarter of 1999 from 55.1% for the same period in 1998.

    Underwriting profit from continuing operations decreased $65.3 million to ($61.9) million in the third quarter of 1999, as compared to the same period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of the increase in claim and claim adjustment expense, as discussed above.

    Net investment income, excluding realized investment gains and losses, increased $6.1 million or 228.9% to $8.8 million in the third quarter of 1999, as compared to the same period in 1998. The improvement was due to the increase in assets available for investment resulting from the BIG acquisition.

    Interest expense of $2.3 million was incurred in the third quarter of 1999 relating to the $110 million loan with The Chase Manhattan Bank. No interest expense was incurred in the third quarter of 1998.

    Distributions and accretion on preferred securities for the three months ended September 30, 1999 remained at $2.8 million, which was unchanged from the same period in 1998.

    The following selected financial data and analysis provide an assessment of Superior National's financial results for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

    Selected financial data as reported for the nine months ended September 30, 1999 and 1998 are presented below:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Gross premium written.......................................   $480,626     $136,185

Net premium written.........................................   $178,694     $ 53,495

Net premium earned..........................................   $172,870     $ 60,952
Net claim and claim adjustment expenses.....................    190,082       27,638
Net underwriting and general and administrative expenses....     42,630       24,329
Policyholder dividend expense...............................        140           96
                                                               --------     --------
Underwriting profit (loss)..................................   $(59,982)    $  8,889
                                                               ========     ========

Net investment income.......................................   $ 29,400     $ 11,435

Underwriting ratios (GAAP Basis):
  Claim and claim adjustment expense ratio..................      110.0%        45.3%
  Underwriting expense ratio................................       24.7%        39.9%
  Policyholder dividends ratio..............................        0.1%         0.2%
                                                               --------     --------
  Combined ratio............................................      134.8%        85.4%
                                                               ========     ========

    Gross premium written increased $344.4 million to $480.6 million in the first nine months of 1999, as compared to the same period in 1998. Substantially all of this increase can be attributed to the addition of business written by the BIG insurance subsidiaries. Net premium written increased $125.2 million to $178.7 million in the first nine months of 1999, as compared to the same period in 1998, reflecting the increase in gross premium written, which was partially offset by an increase in ceded premiums related to the Quota-Share Arrangements. Net premium earned increased $111.9 million to $172.9 million in the first nine months of 1999, as compared to the same period in 1998, reflecting the increase in net premium written.

    Net claim and claim adjustment expenses increased $162.4 million to $190.1 million in the first nine months of 1999, as compared to the same period in 1998. This increase is primarily attributable to a $60.0 million increase in claim and claim adjustment expense reserves due to adverse loss development and cancellation of a contract with Zurich Re and an increase in claim and claim adjustment expense associated with the increase reflected in net premium earned. The net claim and claim adjustment expense ratio increased to 110.0% in the first nine months of 1999 from 45.3% in the same period of 1998. The 64.7 percentage point increase was primarily due to the $60.0 million increase in claim and claim adjustment expense reserves, reflected in the increase in net claim and claim adjustment expenses, and a higher claim and claim adjustment expense ratio from the business acquired from the BIG insurance subsidiaries.

    Underwriting and general and administrative expenses, excluding net commission expense, increased $46.4 million or 159.5% to $75.5 million in the first nine months of 1999, as compared to the same period in 1998. This increase was primarily the result of increased expenses associated with the addition of the BIG insurance subsidiaries since December 1998 and partially due to a $2.4 million loss on cancellation of a contract with Zurich Re. Net commission expense decreased $28.1 million to ($32.8) million in the first nine months of 1999, as compared to the same period in 1998. The decrease in net commission expense was primarily due to a $75.0 million increase in ceded commissions associated with the Quota-Share Arrangements, which was partially offset by an increase in gross commission expense reflected by the increase in gross premiums written. Net underwriting and general and administrative expenses, including net commission expense, increased 75.2% to $42.6 million in the first nine months of 1999 from $24.3 million in the same period of 1998. Superior National's underwriting expense ratio decreased 15.2 percentage points to 24.7% for the first nine months of 1999 from 39.9% for the same period in 1998. This decrease is due primarily to a reduction in net commission expense relative to the related net premium level. This reduction in net commission expense relative to the related net premium level was due to an increase in reinsurance ceding commissions received related to the Quota-Share Arrangements.

    Underwriting profit from continuing operations decreased $68.9 million to an underwriting loss of $60.0 million in the first nine months of 1999, as compared to the same period in 1998. The decrease in underwriting profit from continuing operations was primarily the result of the increase in claim and claim adjustment expenses, as discussed above.

    Net investment income, excluding realized investment gains and losses, increased $19.9 million or 206.0% to $29.5 million in the first nine months of 1999, as compared to the same period in 1998. The improvement was due to the increase in assets available for investment resulting from the BIG acquisition.

    Interest expense of $8.4 million was incurred in the first nine months of 1999 primarily related to the $110 million loan with The Chase Manhattan Bank. No interest expense was incurred in the first nine months of 1998.

    Distributions and accretion on preferred securities for the nine months ended September 30, 1999 remained at $8.5 million, which was unchanged from the same period in 1998.

    Set forth below is a summary of net investment income, excluding capital gains and losses, for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                       THREE MONTHS
                                                           ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      1999       1998       1999       1998
                                                    --------   --------   --------   --------
Interest on bonds and notes.......................   $7,857     $2,652    $26,288    $ 9,337
Interest on short-term investments, cash and cash
  equivalents.....................................      893        189      3,785        707
Other.............................................      289         79        340        222
                                                     ------     ------    -------    -------
  Total investment income.........................    9,039      2,920     30,413     10,266
Capital gains (losses)............................     (260)       752       (141)     1,781
Investment expense................................      260        251        872        612
                                                     ------     ------    -------    -------
  Net investment income...........................   $8,519     $3,421    $29,400    $11,435
                                                     ======     ======    =======    =======

    We monitor the matching of our assets and liabilities and attempt to maintain our portfolio's investment duration at the mid-point of the length of its net claim and claim adjustment expenses payout pattern. Investment duration is the weighted-average measurement of the current maturity of a fixed income security, in terms of time, of the present value of the future payments to be received from that security. However, in selecting assets to purchase for our investment portfolio, we consider each security's modified duration and the effect of that security's modified duration on the portfolio's overall modified duration. Modified duration is a measurement that estimates the percentage change in market value of an investment for a small change in interest rates. The modified duration of fixed maturities at September 30, 1999 was 6.04 years compared to 3.72 years at December 31, 1998. At September 30, 1999, 99.7% of the carrying values of investments in our fixed maturities portfolio were rated as investment grade by the Securities Valuation Office of the National Association of Insurance Commissioners.

DISCONTINUED OPERATIONS

    Discontinued operations had outstanding claim and claim adjustment expense reserves of $11.5 million as of September 30, 1999, which were consistent with our expectations. Offsetting these liabilities was a $7.3 million reinsurance recoverable on paid and unpaid claim and claim adjustment expenses. We have significant exposure to construction defect liabilities on property and casualty insurance policies underwritten from 1986 to 1993. We continue to closely monitor our potential exposure to construction defect claims and have not changed our estimates of ultimate claim and claim adjustment expenses on discontinued operations since 1995. We believe our current reserves are adequate to cover claims activity. There can be no assurance, however, that further upward development of ultimate loss costs associated with construction defect claims will not occur. We will continue to closely monitor the adequacy of our loss reserves in the discontinued operations.

LITIGATION

    We received on July 14, 1999 a demand for arbitration from legal counsel for Inter-Ocean which included Inter-Ocean's purported rescission of the aggregate excess of loss reinsurance agreement, which gives effect to its $175 million portion of the loss reserves guarantee, between it and our subsidiary, BIG, on behalf of BIG's subsidiaries, CalComp, BICO (which we subsequently sold, but whose liabilities and obligations we retained), CBIC, and CCIC. The loss reserves guarantee was procured by FHC as part of our acquisition of BIG from FHC on December 10, 1998. American Re brokered the transaction through another of its affiliates. FHC is fully cooperating with us in this litigation.

    The loss reserves guarantee provides us with $212.5 million of reinsurance protection for adverse claim and allocated claim adjustment expense reserve development incurred by the BIG insurance subsidiaries after December 10, 1998. We recorded a cession of $175 million of claims and claim adjustment expenses to Inter-Ocean at December 31, 1998. We believe Inter-Ocean is attempting to abrogate its contractual obligations and we intend to enforce our rights pursuant to the loss reserves guarantee. We also intend to pursue compensation from Inter-Ocean for any damages that we or our subsidiaries, stockholders, or debt-holders incur as a result of Inter-Ocean's action.

    Inter-Ocean reinsured the economic obligations associated with the loss reserves guarantee to American Re. We also intend to enforce our rights against American Re, whom we believe to have orchestrated and directed Inter-Ocean's actions. According to an Inter-Ocean press release dated January 26, 1999, Inter-Ocean is partially owned by American Re, which is a wholly-owned subsidiary of Munich Re. The press release further stated that Inter-Ocean is managed by Am-Re Managers (Bermuda) Ltd.

    On August 11, 1999, BIG filed a demand for arbitration against American Re simultaneously with our answer to Inter-Ocean's purported rescission and demand for arbitration. We believe that American Re should participate in the Inter-Ocean arbitration because we believe American Re is orchestrating and directing Inter-Ocean's actions, and because we believe American Re is substantively our reinsurer. On September 2, 1999, American Re filed a lawsuit in a United States District Court for the Southern District of New York seeking an order from the court that we have no arbitrable action against American Re. On September 28, 1999, we filed a motion in that action requesting the court to order American Re to participate in the Inter-Ocean arbitration. The court has scheduled a December 2, 1999 status conference on this matter.

    On September 7, 1999, we filed a civil lawsuit in Los Angeles County Superior Court seeking substantial compensatory and punitive damages from American Re and Inter-Ocean. The lawsuit alleges fraudulent conduct on the part of American Re and Inter-Ocean with respect to their joint, wrongful attempt to rescind the reinsurance agreement that creates its obligations with respect to the loss reserves guarantee. Our complaint includes causes of action for fraud, intentional interference with contractual relations, intentional interference with prospective economic advantage, and unfair business practices, for which we intend to seek punitive and compensatory damages from American Re and Inter-Ocean in excess of $200 million.

    On October 22, 1999, we received from American Re, and shortly thereafter we received from Inter-Ocean, virtually identical answers to our lawsuit. Both American Re and Inter-Ocean defended their rescission of the loss reserves guarantee on the grounds that (1) the reserve estimate selected by and disclosed in the opinion of an independent actuary, which was provided to American Re and Inter-Ocean, prior to their agreeing to provide the loss reserves guarantee, was optimistic, (2) BIG withheld information from the actuary that caused the actuary to develop an overly optimistic view of BIG's reserves, and
(3) American Re and Inter-Ocean were entitled to rely on the independent actuary's selected reserve estimate in pricing its portion of the loss reserves guarantee. American Re and Inter-Ocean further assert that the doctrine of "utmost good faith" required BIG to disclose that the opinion of its independent actuary as to the amount of its future reserves and prior years' loss ratios at the time the opinion was delivered to American Re in early 1998 was overly optimistic, and, in addition, that Superior National management was obligated to inform American Re, prior to the time that it owned BIG, that it knew that the independent actuary's reserve estimates were optimistic. A complete statement of American Re's and Inter-Ocean's arguments and defenses is available in their filed answers, which are publicly available from the Los Angeles Superior Court.

    It is not possible for us to assess the probability that Inter-Ocean and American Re will prevail in their attempt to rescind the loss reserves guarantee, nor is it possible for us to assess the ultimate probability of success, or the effects of success or failure, of the lawsuit we have filed against Inter-Ocean and American Re in the California courts. The effects of an adverse arbitration decision, in whole or in part, most likely would have a significant and negative effect on us, including adverse actions by regulators, rating agencies, our lenders, and others. The potential loss associated with an adverse arbitration decision could be as much as $146.5 million, before tax effects, if the full $175 million reinsurance limit is ultimately found to have been utilized. The maximum potential pre-tax loss is computed as the $175 million reinsurance limit less $28.5 million of premium that Inter-Ocean would have to return to us if the loss reserves guarantee is successfully rescinded. However, regardless of the outcome of this dispute, it has adversely affected, and until it is resolved will adversely affect, us and our financial condition by, among other things, causing us to incur significant legal fees and to redirect significant amounts of our management's time, energy and resources and possibly affect our rating with A.M. Best Company, Inc., Moody's Investors Service, Inc., and Standard & Poor's Corporation.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measure of an entity's ability to secure sufficient cash to meet its contractual obligations and operating needs. Our cash inflows are generated from cash collected for policies sold, investment income on the existing portfolio, and sales and maturities of investments. Our cash outflows consist primarily of payments for policyholders' claims, reinsurance payments, operating expenses, and debt service. For our insurance operations, we must have available cash and liquid assets to meet our obligations to policyholders and claimants in accordance with contractual obligations in addition to meeting our ordinary operating costs.

    Our 1999 operating plan initially anticipated negative cash flows from operations due to significant premium cessions to the Quota-Share Arrangements, payment during 1999 of premiums withheld under the Quota-Share Arrangements in 1998, and the paying down of relatively higher prior years' claim and claim adjustment reserves against current year written premium volume. Negative operating cash flows for the nine months ended September 30, 1999 are generally in line with our expectations.

    In addition to traditional operating cash flow inflows and outflows described above, our cash available for operations is also affected by special deposits that we are required to maintain with various regulatory agencies, principally the California Department of Insurance. Special workers' compensation deposits are required under the California Insurance Code to secure our workers' compensation claim and claim adjustment expense obligations to California claimants. While the California Insurance Code sets forth rules pertaining to the amount of special workers' compensation deposits required to be maintained by workers' compensation companies or reinsurers who directly or indirectly underwrite California workers' compensation risks, the California Department of Insurance has effectively unlimited discretion with respect to the control of our special workers' compensation deposits. To the extent that the California Department of Insurance refuses to release excess special deposit funds posted in prior years that we need to conduct operations in the current year, our liquidity may be adversely affected. The California Department of Insurance has not released to us the full amount of funds to which we believe we are entitled because of uncertainties surrounding our actual California workers' compensation liabilities arising from the attempted rescission of the loss reserves guarantee by Inter-Ocean and American Re. SEE LITIGATION.

    The California Department of Insurance has required that Superior National's insurance subsidiaries maintain a special workers' compensation deposit sufficient to cover the special deposit obligations of both Superior National's insurance subsidiaries and American Re until the arbitration proceedings between Superior National and American Re and Inter-Ocean are completed. The effect of this requirement has been to defer the release to us of approximately
$197 million of excess funds and other securities currently held on deposit by the California Department of Insurance. Since the litigation with Inter-Ocean and American Re commenced, the California Department of Insurance has released $20 million to us, and we have requested the release of additional funds from our excess deposits. There can be no assurance, however, that the California Department of Insurance will release any additional excess deposit funds pending the resolution of our litigation with Inter-Ocean and American Re.

    In order to maintain adequate liquidity, since the decision in July 1999 by the California Department of Insurance to hold our excess deposits pending resolution of the Inter-Ocean and American Re arbitration, we have generated cash needed for operations by commuting or canceling reinsurance or other contracts. We do not believe that canceling and commuting contracts is a viable long-term source of operating cash flow, but until the California Department of Insurance releases our excess deposits, we may have to continue to resort to extraordinary means to generate cash with which to conduct our operations, including the commutation of additional reinsurance contracts. Because our business plan had anticipated these deposits being released to us in the ordinary course of business in amounts sufficient to meet our needs and the uncertainty surrounding our dispute with Inter-Ocean and American Re has prompted the California Department of Insurance to withhold these deposits, we are not in a position to state that we have adequate financial resources available to us in the near-term to meet operational needs, despite our undertaking extraordinary measures to generate cash with which to conduct our operations.

    NINE MONTH COMPARISON

    During the first nine months of 1999, Superior National used $236.4 million of cash in its operations versus $59.9 million during the same period in 1998. This $176.5 million increase in net cash used in 1999 was due to significant cessions to the Quota-Share Arrangements, a payment made in 1999 of premiums withheld under this Arrangement in 1998, and the paying down of relatively higher prior years' claim and claim adjustment reserves against current year written premium volume. The addition of BIG's operations beginning December 10, 1998 also contributed to net cash used in operations in 1999. As of September 30, 1999, we had total cash, cash equivalents, and investments of $549.7 million and we had 98.9% of our investment portfolio invested in cash, cash equivalents, and short-term investments, and fixed maturities. In addition, 94.4% of our fixed income portfolio had ratings of "AA" or equivalent or better and 100% had ratings of "BBB" or equivalent or better.

    Net cash used in financing activities for the nine months ended
September 30, 1999 was $20.1 million, as compared to cash used of $19.2 million for the nine months ended September 30, 1998.

During the nine months ended September 30, 1999, $34.2 million was paid to BancBoston for the amounts collected in 1998 under a Receivable Purchase and Sale Agreement dated as of December 9, 1998. Partially offsetting the $34.2 million decrease in payable to BancBoston--asset securitization was $13.6 million in net cash received from the cancellation of a contract with Zurich Re.

    In order to obtain part of the funding we needed to acquire BIG, we entered into a Credit Agreement with The Chase Manhattan Bank and other lending institutions, and incurred $110.0 million in senior debt, less $4.8 million in transaction costs. In addition, we obtained a working capital credit facility of $15.0 million under the Credit Agreement that was unused as of September 30, 1999.

    This senior debt is to be fully amortized over six years with semi-annual principal paydowns of $10 million beginning June 30, 2000 and continuing through December 31, 2002. After December 31, 2002, the principal paydown will increase to $12.5 million and continue until maturity at December 10, 2004. The senior debt interest rate is equivalent to the Eurodollar rate plus 3%. We have the option to select various interest periods varying from one, two, three or six months. As of September 30, 1999, the interest rate for the current period was 8.94%, which will be reset in March 2000.

    We must adhere to certain requirements and covenants, including some relating to financial ratios, in order to comply with the terms of the Credit Agreement. As of September 30, 1999, we were not in compliance with all of our loan covenants. We are currently discussing waivers of those covenants with which we are not in compliance with the bank syndicate. If we do not obtain these waivers and default under the Credit Agreement, all of the unpaid principal and interest under the Credit Agreement would become due. This acceleration of payments could also trigger a default and similar acceleration of the payment of principal and interest under the Indenture relating to the Trust Preferred Securities if holders of 25% or more of these securities voted for such an acceleration. If any of these payments were accelerated, we would not have adequate resources available to us to pay these amounts in full. Furthermore, if our dispute with Inter-Ocean and American Re over their $175.0 million loss reserves guarantee is not resolved at the time of such a default, we almost certainly would be unable to find adequate refinancing to meet all of our obligations under the Credit Agreement and the Trust Preferred Securities. We are not in default of any requirements or covenants associated with our Trust Preferred Securities.

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

    We have a reverse repurchase facility with a national securities brokerage firm that allows us to engage in up to $20 million in reverse repurchase transactions secured either by U.S. Treasury instruments, U.S. Agency debt, or corporate debt. This arrangement provides us with additional short-term liquidity. Reverse repurchase transactions may be rolled over from one period to the next, at which time the transaction is repriced. This type of financing allows us a great deal of flexibility to manage short-term investments, avoiding the unnecessary realization of losses to satisfy short-term cash needs. Further, this method of financing is less expensive than bank debt. As of September 30, 1999, we had no obligation outstanding under this facility.

    Because SNIG is a holding company, it depends on dividends and tax allocation payments from its insurance subsidiaries, SNIC, SPCC, CalComp, CCIC, and CBIC for its net cash flow requirements, which consist primarily of periodic payments on its outstanding debt obligations, principally the Trust Preferred Securities and the senior bank debt. Absent other sources of cash flow, SNIG cannot expend funds materially in excess of the amount of dividends or tax allocation payments that could be paid to it by SNIC, SPCC, CalComp, CCIC, and CBIC. Further, insurance companies are subject to restrictions affecting the amount of shareholder dividends and advances that may be paid within any one year without the prior approval of the California Department of Insurance. The California Insurance Code prohibits payment, other than from accumulated earned surplus, shareholder dividends which exceed the greater of net income or 10% of statutory policyholders' surplus without prior approval of the California Department of Insurance. New York, the domicile state of CCIC, also limits the amount of dividends that may be paid by an insurance subsidiary. Superior National's policyholders' surplus as originally reported to regulatory authorities at December 31, 1998 was $340.2 million. Subsequently, Superior National revised its statutory policyholders' surplus to $292.8 million. As of December 31, 1998, the maximum dividend payments that may be made during 1999 by our insurance subsidiaries without prior approval of regulatory authorities is $8.5 million. No dividends were paid during the nine months ended September 30, 1999.

    Superior National is a party to various leases principally associated with Superior National's home, branch and regional office space. These leases contain provisions for scheduled lease charges and escalations in base rent over the lease term. Our minimum commitment with respect to these leases in 1999 is approximately $22.6 million. These leases expire from 2000 to 2009.

    While we do not presently foresee any expenditures during the remainder of 1999 other than those arising in the normal course of business or arising out of or relating to our legal dispute with Inter-Ocean and American Re over their purported rescission of Inter-Ocean's $175 million loss reserves guarantee, which is discussed above and in LITIGATION, we may seek to expand market share without deviating from our pricing strategy, by seeking strategic alliances, investment opportunities or acquisitions. However there can be no assurances that any such opportunities will be realized. The effect of inflation on our revenues and net income during the nine months ended September 30, 1999 was not significant.

TAXES

    As of December 31, 1998, Superior National had available $204.0 million in net operating loss carryforwards ("NOLs") to offset taxable income recognized by us in periods after December 31, 1998. For federal income tax purposes, these NOLs will expire in material amounts beginning in the year 2006. Because the sale of our common stock to fund the acquisition of BIG caused us to undergo an "ownership change" under Section 382 of the Internal Revenue Code, we will be able to use only a maximum of approximately $8.0 million per year of our NOLs, together with additional amounts to offset "built-in gains." Built-in gains are unrealized gains related to appreciated property, including investments, that we own. Limitations imposed by Section 382 may cause the availability of our NOLs to be deferred, causing us to incur tax obligations when we otherwise would not, or may allow some portions of the NOLs to expire before we can use them to reduce our tax obligations. Our tax obligations affect our cash position and therefore affect our ability to make payments on our long-term debt as it becomes due.

YEAR 2000 STRATEGY

    Information technology continues to be an integral part of our business. We also recognize the critical nature and technological challenges of the "Year 2000" issue. The Year 2000 issue results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits.

    We have completed our work on the first four stages involved in managing Year 2000 issues: (1) identifying information technology ("IT") and non-information technology ("non-IT") systems that are non-compliant, (2) formulating strategies to remedy any problems, (3) making the changes necessary to upgrade existing systems to Year 2000 compliance, and (4) testing the changes. We have nearly completed our work on the final Year 2000 management stage, developing contingency and other business continuation plans to counter likely Year 2000 problems.

    We have recently completed a number of projects in our efforts to make our system components Year 2000 compliant. We concentrated on the following major areas: database compliance, interactive program compliance and reporting compliance.

    To date, all database, interactive program and external reporting compliance issues that we have identified have been resolved. We believe that our IT structure is now Year 2000 compliant with four-digit year format and corresponding program adherence. Our production systems have successfully undergone a number of forward-dating tests in our efforts to ensure data integrity and accuracy into the 21st century.

    We are also engaged in the process of contacting our business partners to determine their Year 2000 readiness. Thus far, correspondence received generally has been positive and suggests that our significant business partners have addressed a substantial portion of their Year 2000 issues in a timely manner.

    We have taken what we believe to be prudent steps to minimize interruptions to normal business operations. However, we cannot assure you that we will not be adversely affected by Year 2000 issues. Our operations are dependent upon a variety of third-party suppliers of goods and services whose Year 2000 readiness is beyond our control. We will endeavor to develop contingency plans to support the continuation of our operations in the event of failures by such third-parties, but it is possible that some disruptions may occur as the result of such third-party failures.

    The cost of Year 2000 related efforts were approximately $250,000 for the year ended 1998. Costs are expected to total approximately $750,000 during 1999. Due to the complexities of estimating these costs and the difficulties in assessing our vendors' and business partners' abilities to become Year 2000 compliant, estimates are likely to change. We believe that we are not exposed to the risk of significant data loss due to Year 2000 complications because our IT systems are backed-up at the end of each business day.

    We expect that by the end of 1999, all of our critical systems, in-house or vendor-obtained, that are not Year 2000 compliant will be corrected or replaced. However, there can be no assurance that all of our systems or those of our business partners will be Year 2000 compliant, that the costs to be Year 2000 compliant will not exceed our current expectations, that our contingency plans will be effective or that the failure of our systems or those of our business partners to be Year 2000 compliant will not have a material and adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to our significant level of investments in fixed maturity securities (bonds), interest rate risk represents the largest market risk factor affecting our consolidated financial position, although we also have limited exposure to equity price risk. The following sections address the significant market risks associated with our financial activities as of September 30, 1999.

    Caution should be used in evaluating our overall market risk from the information below, because actual results could differ materially from the estimates and assumptions used below and because unpaid claim and claim adjustment expenses and reinsurance recoverables on unpaid claim and claim adjustment expenses are not included in the hypothetical effects of changes in market conditions discussed below. As of September 30, 1999, unpaid claim and claim adjustment expenses represented 74.2% of our total liabilities and reinsurance recoverables on unpaid claim and claim adjustment expenses, excluding reinsurance recoverable from loss reserves guarantee, represented 29.5% of our total assets.

INTEREST RATE RISK

    We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated claim payments, expenditures and other liabilities. Our fixed maturity portfolio includes investments in Collateralized Mortgage Obligations ("CMOs") which are exposed to accelerated prepayment risk generally caused by interest rate movements. As of September 30, 1999, our fixed maturity portfolio represented 31.5% of our total assets and 90.5% of our invested assets. We intend to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

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

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. We have assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values as of September 30, 1999. Should interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of repayments could adversely affect future investment income, if reinvestment of the cash received from repayments is in lower yielding securities. Such changes in prepayment rates are not taken into account in the following disclosures.

                               INTEREST RATE RISK

                                                                              ESTIMATED     HYPOTHETICAL
                                                                              FAIR VALUE     PERCENTAGE
                                                                                AFTER         INCREASE
                                                            HYPOTHETICAL     HYPOTHETICAL    (DECREASE)
                                          FAIR VALUE AT      CHANGE IN        CHANGE IN          IN
                                          SEPTEMBER 30,    INTEREST RATE       INTEREST     STOCKHOLDERS'
                                              1999        (BP=BASIS POINT)       RATE          EQUITY
                                          -------------   ----------------   ------------   -------------
                                                        (IN THOUSANDS, EXCEPT BASIS POINTS)
Assets:
United States Government Agencies and
  Authorities...........................    $165,979      100 bp decrease      $175,378       $  9,399
                                                          100 bp increase      $156,530       $ (9,449)
                                                          200 bp increase      $147,031       $(18,948)

Municipals..............................    $120,076      100 bp decrease      $130,744       $ 10,668
                                                          100 bp increase      $110,176       $ (9,900)
                                                          200 bp increase      $101,045       $(19,031)

Corporate Instruments...................    $ 27,713      100 bp decrease      $ 29,153       $  1,440
                                                          100 bp increase      $ 26,403       $ (1,310)
                                                          200 bp increase      $ 25,223       $ (2,490)

Collateralized Mortgage Obligations and
  Other Asset Backed Securities.........    $183,802      100 bp decrease      $192,522       $  8,720
                                                          100 bp increase      $174,807       $ (8,995)
                                                          200 bp increase      $165,536       $(18,266)

Liabilities:
Long-term Debt..........................    $105,790      100 bp decrease      $103,012       $ (2,778)
                                                          100 bp increase      $108,568       $  2,778
                                                          200 bp increase      $111,347       $  5,557

Trust Preferred Securities..............    $101,135      100 bp decrease      $ 93,579       $ (7,556)
                                                          100 bp increase      $108,691       $  7,556
                                                          200 bp increase      $116,248       $ 15,113

 The interest rate on our long-term debt is adjustable based on market indices.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The discussion of our legal proceedings with Inter-Ocean and American Re over Inter-Ocean's purported rescission of its $175 million loss reserves guarantee, which is set forth in Part I. Financial Information--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation, is hereby incorporated by reference into this Item 1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                       Financial Data Schedule

(b) REPORTS ON FORM 8-K: Superior National did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SUPERIOR NATIONAL INSURANCE GROUP, INC.
Dated: November 16, 1999

                                             By:      /S/ J. CHRIS SEAMAN
                                                      ------------------------------------------
                                                      J. Chris Seaman
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                      (AND ACTING CHIEF FINANCIAL OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                       Financial Data Schedule