Form 10-K
period 2000-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 2001-08-20
CIK 810463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-25984

SNTL Corporation

(formerly Superior National Insurance Group, Inc.)
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4610936 (I.R.S. Employer Identification No.)
30101 Agoura Court, #222, Agoura Hills, CA (Address of principal executive offices)	91301 (zip code)

Telephone: (818) 597-0042
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /    No /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on August 14, 2001, based on the closing price on such date was $1,086,109.

    The number of shares of the registrant's common stock outstanding as of August 14, 2001 was 17,985,538.

Documents Incorporated by Reference

    None.

SNTL CORPORATION
INDEX TO FORM 10-K

i

PART 1

    Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of phrases such as "intended," "will be positioned," "expects," is or are "expected," "anticipates," and "anticipated." These forward-looking statements are based on our current expectations. To the extent any of the information contained herein constitutes a "forward-looking statement" as defined in Section 27 A(i)(1) of the Securities Act, the factors set forth under "—Risk Factors" are cautionary statements identifying important factors that could cause results to differ materially from those in the forward-looking statement. Further, see "Glossary of Terms" for the definitions of some of the capitalized and defined terms used herein. Unless indicated otherwise, "we," "us," "our," "SNTL"and "the Company" refer to SNTL Corporation. and its operating subsidiaries.

ITEM 1. BUSINESS

Overview

    SNTL Corporation ("SNTL") was originally incorporated as Superior National Insurance Group, Inc. in California in 1985 and reincorporated in Delaware in 1997. On April 18, 2001, the Company changed its name to SNTL Corporation. SNTL's two operating subsidiaries, SN Insurance Services, Inc. ("SNIS") and SN Insurance Administrators, Inc. ("SNIA"), are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. SNTL employs approximately 51 personnel providing sales, underwriting, and loss control services to its clients, which include insurance companies, other insurance agents, and individual policyholders. Included in SNTL's 51 employees, SNIS employs approximately 25 personnel providing marketing and underwriting services to its clients, SNIA employs approximately 6 personnel providing claims services to its clients, and SNTL employs approximately 20 personnel providing accounting, management, and data processing services to SNIS and SNIA. SNTL also owns a reinsurance company domiciled in the nation of Bermuda named Superior (Bermuda) Ltd ("SBL").

    SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health insurance throughout the United States. On March 3, 2000, the California Department of Insurance ("CDI") used administrative powers granted it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), and Combined Benefits Insurance Company ("CBIC"), and on March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. The CDI seized and conserved our insurance companies because, after an examination of the insurance companies' financial condition (based on information voluntarily provided by STNL), the CDI determined that those companies did not have sufficient assets to pay their unpaid claim and claim adjustment expenses. See "—California Insurance Department Seizure and Conservation."

    A fifth insurance company owned by SNTL, Commercial Compensation Insurance Company ("CCIC"), which was domiciled in New York, was not seized or conserved on March 6, 2000. On the date of the CDI's seizure and conservation actions, CCIC was about to complete its merger into Commercial Compensation Casualty Company ("CCCC"), a new, California domiciled company, into which SNTL's wholly owned subsidiary, SNTL Holdings Corporation ("Holdings") (formerly Business Insurance Group, Inc.), had contributed $5.4 million of capital. SNTL halted the merger of CCIC into CCCC on March 6, 2000, to protect its investment in CCCC. SNTL agreed to stipulate to the conservation of CCCC, once the merger of CCIC into CCCC was completed, on the condition that the CDI permit a distribution of CCCC's $5.4 million of capital to Holdings prior to CCCC's conservation. See "—Commercial Compensation Casualty Company Merger and Distribution."

    On April 26, 2000, SNTL, Holdings, SNIA and SNIS (collectively, "the Chapter 11 companies") filed a petition with the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court") seeking protection under Chapter 11 of the United States Bankruptcy Code. SNTL intends to present a plan of reorganization to the Bankruptcy Court during the third quarter of 2001. The key component of SNTL's reorganization plan will be the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, SNTL's tax net operating loss carryforwards ("NOLs"). See "—Chapter 11 Petition and Reorganization." See "Tax Net Operating Loss Carryforwards."

    Although SNTL has maintained current filings with the Bankruptcy Court, it has until recently lacked the records and personnel necessary to prepare financial statements based on accounting principles generally accepted in the United States of America ("GAAP"), and thus to comply with the filing requirements under the Securities and Exchange Act of 1934, as amended. SNTL believes the filing of a Form 10-K including such information would be beneficial to the holders of its capital stock. However, there can be no assurance that holders of capital stock of SNTL will receive any benefit, contingent or otherwise, under the plan of reorganization that will be approved by the Bankruptcy Court.

    SNTL filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that Foundation Health Corporation ("FHC"), Foundation Health Systems, Inc. ("FHS"), and Milliman & Robertson, Inc. ("M&R"), actuary for FHC's insurance subsidiaries, defrauded SNTL when in 1998 FHC sold Business Insurance Group, Inc. and its subsidiaries ("BIG") to SNTL knowing at the time of the sale that BIG was insolvent. SNTL alleges that M&R conspired with FHC and FHS and assisted in the fraud. SNTL seeks recovery from FHC, FHS, and M&R of at least $300.0 million in damages, rescission of the BIG acquisition, indemnification of SNTL by FHC, FHS, and M&R from any damages suffered by SNTL, and the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages, and reimbursement of SNTL's costs associated with the lawsuit. See "Legal Procedings—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc.."

    The Chapter 11 companies entered into a Settlement Agreement (the "Global Settlement Agreement") on September 8, 2000, regarding the separation of SNTL's operations from those of the liquidating companies, the Chapter 11 companies' legal and economic rights after the CDI's conservation action, and compensation to SNTL for the seizure of SNTL's operations by the CDI. The Global Settlement Agreement is the foundation of SNTL's reorganization plan. Absent the Global Settlement Agreement, it is unlikely a reorganization plan would have been feasible without lengthy and costly litigation versus the CDI. See "—The Global Settlement Agreement."

Company Structure

    SNTL has two direct, wholly owned subsidiaries: Holdings and Superior National Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware.

    Holdings, formerly Business Insurance Group, Inc., is an intermediate holding company and was the surviving company in its January 1999 merger with Superior Pacific Insurance Group, Inc., a former wholly owned subsidiary of SNTL. Holdings owns ten, direct, wholly owned subsidiaries: SNIS, SNIA, InfoNet Management Systems, Inc. ("InfoNet"), Pacific Insurance Brokerage, Inc. ("Pacific"), SBL, and the five liquidating companies as defined below in "—Discontinued Insurance Company Operations." SNIS and SNIA are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. InfoNet and Pacific are inactive. Holdings no longer controls the assets and operations of the liquidating companies, but remains the legal owner of their common shares. See "—Discontinued Insurance Company Operations."

    We formed the Trust in December 1997 for the sole purpose of issuing its Trust Preferred Securities, having an aggregate liquidation amount of $105.0 million, and investing the proceeds of $105.0 million in an equivalent amount of SNTL's Senior Subordinated Notes. SNTL owns directly all of the common securities issued by the Trust, which SNTL purchased for approximately $3.25 million. As a result of the commencement of bankruptcy proceedings, the Trustee of the Trust has the right at any time to cause the holders of Preferred Securities to exchange their securities for the Senior Subordinated Notes held by the Trust.

    SBL is a reinsurance company domiciled in the nation of Bermuda that was formed in September 1995 to facilitate the management of the run-off of SNIC's property and casualty ("P&C") business. SBL is no longer reinsuring SNIC business under the terms of the Global Settlement Agreement between SNTL and the CDI. See "—The Global Settlement Agreement."

Strategy

    SNTL's strategy is to preserve or create as much value as possible out of the remainder of SNTL's operations, litigation assets, and the value of SNTL's tax net operating loss carryforwards. If SNTL is able to preserve or create value from its remaining operations and assets, the funds will be used to satisfy, in whole or in part, SNTL's outstanding debt and the claims of other creditors allowed in Bankruptcy Court, and to create as much stockholder value as possible from any residual. See "California Insurance Department Seizure and Conservation." See "Legal Proceedings." See "Tax Net Operating Loss Carryforwards."

    SNTL believes that value can be preserved or created through the following strategies:

    Operate a Managing General Agency and Third Party Administrator.  SNIS and SNIA operate through underwriting and claims management agreements entered into prior to the bankruptcy filing. SNIS and SNIA plan to continue to provide similar services in the future after the reorganization of the chapter 11 companies is accomplished. A managing general agency is generally defined as a non-insurance company, subject to limited regulation, that provides many of the services of a fully-regulated insurance company without taking insurance risk. SNIS plans to continue to perform marketing, underwriting, policy administration, collections, safety management, premium audit, and other services on a fee-for-service basis. SNIS plans to enter into contracts with insurance and reinsurance companies to accept the insurance risk associated with the service arrangements it undertakes on behalf of its clients.

    A third party administrator is generally defined as a non-insurance company, subject to limited regulation, providing claims administration services generally undertaken by the insurance company that accepts the insurance risk under an insurance contract. Sometimes insurance companies contract with other organizations—i.e., third party administrators—to perform claims administration services that the insurance company does not wish to do itself. SNIA historically performed claims administration services for the liquidating companies and the front companies, and plans to continue to provide claims administration services for other organizations after the reorganization of the chapter 11 companies is completed.

    Realize the Value of SNTL's Tax Net Operating Loss Carryforwards.  SNTL files a consolidated Federal income tax return with its subsidiaries, including the liquidating companies. SNTL's consolidated tax net operating loss carryforward ("NOL") was approximately $762.4 million at December 31, 1999. SNTL is exploring ways to maximize the value of the NOLs for the benefit of SNTL's creditors and stockholders.

Discontinued Insurance Company Operations

    SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health insurance throughout the United States. On March 3, 2000, the CDI used administrative powers granted it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including SNIC, SPCC, CalComp, and CBIC. On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. See "—California Insurance Department Seizure and Conservation." The fifth insurance company owned by SNTL, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into CCCC, and CCCC was conserved by the CDI on June 6, 2000. See "—Commercial Compensation Casualty Company Merger and Distribution." On September 26, 2000, the CDI sought and received permission from the California court to liquidate SNTL's insurance subsidiaries (referred to herein as the "liquidating companies").

    The liquidating companies owned directly and indirectly by SNTL were one of the top ten underwriters of workers' compensation insurance in the United States, as measured by direct written premiums. Accordingly, when we prepared our consolidated financial statements under GAAP, SNTL reported as a property and liability insurance company. We do not believe it relevant anymore to discuss and analyze SNTL's financial statements today in comparison with our financial statements filed in prior years, except by treating the liquidating companies as discontinued operations, because the nature of our business is quite different as compared to all prior years. The reason this is so follows.

    The liquidating companies were regulated as property and casualty insurance companies, and virtually all of their revenues were workers' compensation premiums. Prior to our reclass to discontinued operations, SNIC, SPCC, CalComp, CCIC and CBIC generated approximately 98.8% of SNTL's total $202.3 million of revenue in the nine months ending September 30, 1999.

    When the California domiciled insurance companies were "conserved" on March 6, 2000 and CCCC conserved on June 6, 2000, that meant their assets and operations, including their books and records, were removed from SNTL's control and their daily operations were taken over by the CDI. The CDI seized and conserved our insurance companies because, after an examination of the insurance companies' financial condition, using information voluntarily provided by SNTL, the CDI determined that those companies did not have sufficient assets to pay their unpaid claim and claim adjustment expenses. We had performed our own analysis of our unpaid claim and claim adjustment expenses as of December 31, 1999, and we agreed that our insurance companies did not have sufficient assets to pay their claims. We advised the CDI of our opinion, as required by the California Insurance Code, whereupon the CDI seized, or attempted to seize, the entirety of SNTL's operations, and expelled our senior management from SNTL's premises. See "California Insurance Department Seizure and Conservation." The seizure included all systems and records required to run SNTL, and necessary to comply with Securities and Exchange Commission requirements.

    The CDI sought and received permission from a California court to liquidate our insurance companies. The CDI placed the insurance companies into "liquidation" status because they lacked sufficient cash and other assets required to pay their claims, and under the California Insurance Code the liquidating companies may only turn to the California Insurance Guarantee Association ("CIGA") to satisfy their obligations to pay claims upon the entry of an order of liquidation. Because of the "long-tail" nature of workers' compensation insurance, insurance companies placed into "liquidation" generally exist for many years, if not forever, and under California law the corporate ownership of the "liquidating" companies remains with SNTL.

    We have written off our investment in the insurance companies that the CDI seized, conserved, and placed into liquidation. Our reorganization plan does not contemplate that SNTL will ever re-enter the property and liability insurance business as a risk-taking underwriter. Accordingly, we will not discuss or analyze SNTL's prior years property and liability insurance business in this or any future filing with the SEC.

    The liquidating companies filed statements prepared in accordance with Statutory Accounting Practices ("SAP"), with the National Association of Insurance Commissioners ("NAIC"). The liquidating companies' Statutory Annual Statements may be obtained from the CDI for the calendar year ended December 31, 1999. SAP is an accounting method prescribed or permitted by state insurance regulators. The more significant differences from GAAP prior to January 1, 2001 are: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized; (c) certain assets such as agents' balances over ninety days due and prepaid expenses are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared; (e) the cash flow statement is not consistent with classifications and the presentation under GAAP; (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; (h) minimum statutory reserves for losses in excess of the Company's estimates are required and (i) comprehensive income is not presented. See also Note 10 to the Consolidated Financial Statements of the Company, where we provide supplementary data on the operations, assets and liabilities of the liquidating companies.

California Insurance Department Seizure and Conservation

    On March 3, 2000, the CDI used administrative powers granted to it under the California Insurance Code to seize the assets and operations of four of the liquidating companies, SNIC, SPCC, CalComp, and CBIC. On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four companies. When the California domiciled insurance companies were "conserved", that meant their assets and operations were removed from SNTL's control and their management was taken over by the CDI. The fifth insurance company owned by SNTL, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into CCCC, and CCCC was conserved by the CDI on June 6, 2000. See "—Commercial Compensation Casualty Company Merger and Distribution." On September 26, 2000, the CDI was granted permission by the Los Angeles Superior Court to liquidate the assets and operations of the liquidating companies.

    The CDI seized and conserved our insurance companies because, after an analysis of the insurance companies' claim and claim adjustment expense reserves, SNTL informed the CDI that the insurance companies were "statutorily impaired." Under California law any insurance company that does not possess sufficient assets to pay their unpaid claim and claim adjustment expenses, and to maintain in addition a statutorily prescribed minimum level of capital, is considered statutorily impaired. The CDI subsequently completed an examination of the insurance companies' financial condition and accepted our analysis of claim and claim adjustment expenses. The additional unpaid claim and claim adjustment expenses, SNTL believed were necessary, caused the statutory capital of the insurance companies to fall below zero. The CDI typically exercises its authority to seize the assets and operations of, and then to conserve, or liquidate, statutorily impaired insurance companies. SNTL believes its conduct conformed in all material respects to the requirements of the California Insurance Code with respect to the legal obligations of statutorily impaired insurance companies.

    CDI personnel represented to SNTL in several meetings prior to March 3, 2000, that the conservation of the liquidating companies would occur cooperatively, and that SNIS and SNIA would be permitted to carry on their historical managing general agency and third party claims administration businesses. In fact, the CDI immediately abandoned the cooperative approach and seized SNTL's facilities, its property and equipment, and its employees, on March 3, 2000. Nevertheless, SNTL employees were instructed by SNTL management to cooperate with the CDI, except when to do so conflicted with the interests of the non-liquidating companies.

    In addition to removing the assets and operations of the liquidating companies from SNTL's control on March 3, 2000, the CDI also removed, or attempted to remove, from SNTL's control the assets and operations of the Chapter 11 companies. Subsequent actions taken, or positions adopted, by the CDI to block SNTL's control over its assets and operations made things even more difficult for SNTL, resulting in a very long period of non-reporting to stockholders and months of litigation between SNTL and the CDI. The seizure of the entirety of SNTL's operations on March 3, 2000, including the ejection of SNTL's senior management from our corporate offices, made corporate governance of, and compliance with the rules and regulations of the Securities and Exchange Commission by SNTL virtually impossible. We believed the CDI acted wrongly and lacked authority under governing laws and regulations to seize the Chapter 11 companies' assets and operations. We litigated these issues in Bankruptcy Court until reaching the Global Settlement Agreement discussed below in "—The Global Settlement Agreement."

    We asserted a number of claims arising out of actions taken by the CDI that we viewed as inappropriate. Immediately after the seizure of the liquidating companies on March 3, 2000, the CDI began sweeping SNIS bank accounts of millions of dollars of premiums that belonged to SNIS and for which SNIS had fiduciary obligations to third parties. The CDI on numerous occasions instructed our employees to not communicate with SNTL executives or face termination of employment. The CDI permanently evicted SNTL senior management and employees from SNTL's leaseholds across the country. The CDI issued press releases that we believed misrepresented SNTL's rights and obligations. The CDI withheld from SNTL counsel adversarial and contentious court filings until minutes before the commencement of hearings. The CDI refused to turn over to SNTL our own corporate books and records. The CDI ejected, or threatened to eject, our employees from our own offices if they refused to execute CDI instructions that were contrary to SNTL's interests, or if those employees attempted to execute SNTL instructions that were considered contrary to the CDI's interests. The CDI imposed on us an unwieldy approach to communication, restricted entirely to lawyers representing the CDI, which rendered virtually impossible communications between the parties by means other than litigation. We believe the CDI acted wrongly when it expropriated our assets, blocked communications with our employees, barred us from our own offices, misrepresented our rights and obligations in the press, withheld from us legal filings and our own books and records, threatened our employees, and forced us to deal with the CDI solely through litigation.

    In addition to retaining the right to access and control SNTL's facilities, personnel, and corporate records, we also believed SNIS owned the premiums that it collected on behalf of certain insurance companies (the "front companies"), and that SNIS was responsible for remitting premiums to those companies. We also believed we were entitled to withhold commissions and fees from premiums we collected pursuant to the underwriting and claims management agreements SNIS and SNIA had entered into with the liquidating companies and the front companies. We believed SNIS was contractually entitled to withhold a commission for its costs with respect to the companies that were part of SNTL's historic ownership structure. We also believed that SNIS was entitled to withhold commissions without limitation under the terms of SNIS' underwriting management agreements with front companies. The CDI disagreed with us in virtually all material respects, and ultimately chose to litigate the issues associated with ownership of premiums and commissions. These issues were only resolved upon the entrance into the Global Settlement Agreement, and then only after many months of contentious litigation with the CDI. See "The Global Settlement Agreement."

    The seizure and conservation of our insurance companies, and the actual or attempted seizure of SNTL's employees, facilities, records, and bank accounts, by the CDI, made it impossible for SNTL management to conduct SNTL's affairs in an orderly fashion after March 3, 2000. A number of obligations that the CDI undertook to perform or execute under the Global Settlement Agreement have yet to be completed by the CDI despite Bankruptcy Court and Superior Court approval of the

Global Settlement Agreement. We believe it is possible that the enforcement of the Global Settlement Agreement may only be possible through continued litigation versus the CDI.

Commercial Compensation Casualty Company Merger and Distribution

    Holdings' subsidiary, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. CCIC was not seized or conserved by the CDI because the New York Department of Insurance ("NYDI") exercised regulatory authority over CCIC. The NYDI did not seize or conserve CCIC at the request of the CDI, and perhaps also because it was statutorily solvent. On the date of the CDI's seizure and conservation actions, CCIC was about to complete its merger into CCCC, a new California domiciled company, into which SNTL's wholly owned subsidiary Holdings, had contributed $5.4 million of capital. If the merger could be terminated, because CCCC was a solvent company, the CDI could not conserve it, and management believed that CCCC might someday be liquidated and its $5.4 million of capital recovered for the benefit of the Chapter 11 companies.

    If the final merger documents had been executed by New York regulators prior to the seizure, or if the CDI had persuaded the New York regulators to execute them before we acted to block the merger, the insurance operations of CCIC when merged into CCCC would have almost certainly resulted in the conservation of CCCC and the loss of its $5.4 million of capital. On March 6, 2000, we informed the New York Insurance Department, New York Department of Corporations, and all the relevant parties at the California Insurance Department, that the merger of CCIC into CCCC was terminated. The CDI then demanded that SNTL complete the merger, which was acceptable to SNTL, but only if we were first allowed to dividend out of CCCC the $5.4 million of minimum capital and surplus that had been contributed to CCCC by Holdings. The CDI ultimately agreed to allow the $5.4 million distribution, in return for which we agreed to complete the merger and allow CCCC to be conserved by the CDI.

    The CCIC/CCCC merger termination also resulted in the payment of $1.9 million from the liquidating companies to SNTL. The CDI informed SNTL that the return of the $5.4 million was contingent upon, and adjustable by, any amounts owed by the holding company to the liquidating companies. The CDI performed an audit of SNTL's inter-company accounts, and ultimately confirmed that the liquidating companies owed SNTL $1.9 million, which was paid to SNTL on June 19, 2000.

    The $5.4 million distribution, less certain bank expenses charged to SNTL, plus interest, all netting to $5.2 million, was paid to SNTL's senior lenders, associated with our senior debt financing in the amount of $110.0 million, as cash collateral on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court.

Chapter 11 Petition and Reorganization

    On April 26, 2000, the Chapter 11 companies filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. SNTL intends to present a plan of reorganization to the Bankruptcy Court during the third quarter of 2001. We filed for protection under Chapter 11 for the following reasons:

    First, it was necessary to reorganize under Chapter 11 in order to protect our shareholders and creditors. The CDI threatened to attempt to "conserve" the Chapter 11 companies, which would have effectively destroyed any possibility of a plan of reorganization, and the Los Angeles Superior Court might have been persuaded by the CDI to do so. The Los Angeles Superior Court had no mandate to even consider protecting the interests of our stockholders or creditors. The Bankruptcy Court, however, should and did exercise its jurisdiction and responsibility to protect the interests of our stockholders or creditors.

    Second, it was necessary to seek protection under Chapter 11 to protect our assets from the CDI. In particular, the "automatic stay" imposed by the Bankruptcy Court on the actions of third parties like the CDI would theoretically limit third parties from attaching, attacking, or expropriating our assets. The CDI had seized, together with the liquidating companies, virtually all of the assets and operations of the Chapter 11 companies (businesses not regulated by the CDI), and refused to negotiate with us the segregation and removal of the Chapter 11 companies' assets from those of the liquidating companies. Among the assets seized by the CDI were the cash and bank accounts of the Chapter 11 companies. All of the attempts we made to assert control over our assets and cash were met with threats by the CDI to, among other things, seek civil and criminal contempt of court rulings against the Chapter 11 companies and individual members of management. The Chapter 11 petition allowed us time to contest the actions of the CDI that we viewed as inappropriate.

    After the Chapter 11 filing, the CDI contested the Bankruptcy Court's jurisdiction over a range of matters pertaining to the business and operations of the Chapter 11 companies and their relationship with the liquidating companies. The CDI asserted that the McCarran-Ferguson Act, adopted by Congress to allow states to regulate the insurance industry, "reverse preempts" the federal courts, meaning that no federal court would or could act on behalf of the Chapter 11 companies. Our attorneys argued in the Bankruptcy Court that the CDI's position could not be correct, because to adopt it would render impossible any reorganization by the Chapter 11 companies. The Bankruptcy Court has ruled in our favor and asserted federal jurisdiction over the Chapter 11 companies' assets. These rulings were followed by the Global Settlement Agreement, in which the CDI agreed to no longer contest the Bankruptcy Court's jurisdiction. See "—The Global Settlement Agreement."

    The third reason we filed for protection under Chapter 11 was that it was a necessary prerequisite to our reorganization strategy. A key component of SNTL's reorganization plan will be the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs. See "—Tax Net Operating Loss Carryforwards."

    A significant part our Chapter 11 reorganization involves the submission and resolution of claims filed against us by our creditors. We believe each of SNTL's acknowledged or potential creditors was contacted in accordance with procedures set forth in the Bankruptcy Code. The creditors were advised that they had to file a claim against us prior to the "claims bar date," which in our case was November 13, 2000, in order for their claim to be effective. Claims submitted to the Bankruptcy Court fall into three general categories: 1) "secured," 2) "unsecured," and 3) "priority." "Secured" claims are those for which a creditor has the right to pursue specific pledged property. "Unsecured" claims are those for which a creditor holds no special assurance of payment because the credit was extended based solely upon the creditor's assessment of our future ability to pay, or the claim is for damages we allegedly caused the claimant. "Priority" claims are unsecured claims that are entitled to be paid ahead of other unsecured claims that are not entitled to priority status.

    According to the claims register maintained by the Bankruptcy Court, the major individual claims filed against us, which we have defined as claims exceeding $100,000, and the total of all claims under $100,000, are as follows:

Table 1: Individual Claims In Excess of $100,000 and Total of Claims Less Than $100,000
Claimant	Type	SNTL	SNIS	Holdings	SNIA	Total
Centre Insurance Company	Secured	$294,488,912	$50,417,045			$344,905,957
Centre Solutions Holdings	Secured	183,000,000				183,000,000
Chase Manhattan Bank	Secured		113,675,229			113,675,229
Trust Preferred Securities (by Ronald L. Leibow, Esq.)	Unsecured	108,248,000				108,248,000
St. Paul's Fire & Marine Insurance Company (by Marc S. Cohen, Esq.)	Unsecured	23,000,000	23,000,000	$23,000,000	$23,000,000	92,000,000
Auto Liquidators of Oregon, Inc.	Priority	88,022,161				88,022,161
Centre Reinsurance US Limited	Secured	40,000,000		40,000,000		80,000,000
Underwriters Insurance Company	Unsecured	16,000,000	16,000,000	16,000,000	16,000,000	64,000,000
Continental Casualty Company	Unsecured	50,000,000	53,826			50,053,826
Insurance Corporation of Hannover	Unsecured	20,002,500		20,002,500		40,005,000
Scandanavian Reinsurance Company	Unsecured	15,000,000		15,000,000		30,000,000
Amwest Surety Insurance Company	Unsecured	20,000,000				20,000,000
Citizens Leasing Corporation	Unsecured	11,766,760				11,766,760
Rimswell Hungary Consulting LLC	Secured	10,000,000				10,000,000
TJS Partners L.P.	Secured	6,965,000				6,965,000
Odyssey Reinsurance Corporation	Unsecured	2,475,000		2,475,000		4,950,000
BancBoston Leasing Inc.	Unsecured	2,384,125		2,384,125		4,768,250
ZC Insurance Company	Secured		4,176,081			4,176,081
Travelers Indemnity Co.	Secured			4,578,340		4,578,340
Kilroy Realty Corp., and Spieker	Unsecured	2,952,221				2,952,221
E W Blanch Co.	Unsecured	1,906,305				1,906,305
Keenan & Associates	Unsecured	600,000	600,000	600,000		1,800,000
Evergreen Healthcare	Unsecured	1,778,780				1,778,780
Thorson Pacific Inc.	Priority	1,675,522				1,675,522
William Gentz	Priority	1,655,306				1,655,306
Thomason Properties	Unsecured	1,605,160				1,605,160
Arnold J. Senter	Priority	1,326,867				1,326,867
Columbia Knit Inc.	Priority	1,263,751				1,263,751
J. Chris Seaman	Priority	1,226,050				1,226,050
Georgia Subsequent Injury Trust Fund	Unsecured	1,156,592				1,156,592
Integrated Claims Administrators	Unsecured	364,948		364,948	364,948	1,094,844
Karl O. Johnson	Unsecured	1,014,740				1,014,740
American Tool & Engineering	Unsecured	1,000,000				1,000,000
Larry A. Lang	Unsecured	296,157		296,157	296,157	888,471
JBL&K Insurance	Priority	846,789				846,789
New Venture Communications Inc.	Priority	787,000				787,000
Robert E. Nagle	Priority	782,917				782,917
Reliastar Life Insurance Group	Unsecured	700,000				700,000
Paul, Weiss, Rifkind, Wharton & Garrison	Unsecured	214,733		214,733	214,733	644,199
John T. Bennett, Jr.	Unsecured	548,632				548,632
Boggs, Thomas I.	Priority	520,813				520,813

Table 1: Individual Claims In Excess of $100,000 and Total of Claims Less Than $100,000 (Continued)
Claimant	Type	SNTL	SNIS	Holdings	SNIA	Total
Shoop, Edward C.	Unsecured	480,000				480,000
Diamond Communications, Inc.	Unsecured	445,394				445,394
Hurst Holmes Insurance Co Ltd.	Unsecured			428,312		428,312
Mortgageline Funding	Priority	390,843				390,843
Century Insurance Group	Priority	390,350				390,350
ZNET Solutions LLC	Priority	295,660				295,660
Oregon City Golf Course, Inc.	Unsecured	269,729				269,729
Kings Reinsurance Company, Ltd.	Unsecured	267,476				267,476
EOP Operating Limited Partnership	Unsecured	262,750				262,750
GE Capital Corporation	Secured	255,198				255,198
Serena Community Association	Unsecured	250,000				250,000
Transwestern Property Company	Unsecured	124,117		124,117		248,234
Louis J. Caron	Priority	245,000				245,000
Towers Perrin Reinsurance	Unsecured			236,246		236,246
Stevens-Ness Law Publishing Co.	Unsecured	226,483				226,483
Virgil L. Anderson	Priority	218,391				218,391
Brookhart, Everett	Unsecured	217,080				217,080
Lai, Doris K.T.	Unsecured	217,080				217,080
Oregon Trail Internet	Priority	215,589				215,589
Leroy Heppner	Priority	215,346				215,346
Bradford & Barthel LLP	Unsecured	206,734				206,734
Perfect Climate Inc.	Priority	199,256				199,256
Innovative Cereal Systems LLC	Priority	197,970				197,970
Milwaukie Floral Inc.	Priority	191,065				191,065
Northwest Medical Services	Priority	184,256				184,256
Oakley E. Van Slyke, Inc.	Unsecured	178,672				178,672
James G. Jones, Esq.	Unsecured		167,919			167,919
CNC Business Machines Inc. DBA Metro	Unsecured	167,731				167,731
Bend Riverside Motel	Unsecured	166,691				166,691
Dell Financial Services, Inc.	Secured	111,012		50,834		161,846
PDQ Litho	Priority	154,289				154,289
Open Bible Churches Pacific Region	Unsecured	152,977				152,977
Tiger Ventura County	Unsecured	144,438				144,438
Oklahoma Management Group, Inc.	Unsecured			130,000		130,000
Havre Credit Bureau	Unsecured	129,157				129,157
Poole & Mansfield	Unsecured	125,000				125,000
Sturza Forest Products Inc.	Priority	107,745				107,745
Bauer Electronics Inc.	Priority	104,184				104,184
Ross Bros. & Company, Inc.	Unsecured	103,952				103,952
F.I.R.M Associates, Inc.	Unsecured	101,383				101,383
All Other Claimants		6,288,520	164,605	672,153	335,890	7,461,168

Total Claims		$929,577,259	$208,254,705	$126,557,465	$40,211,728	$1,304,601,157

Total Secured Claims		$445,372,670	$54,593,126	$44,669,267	$103	$544,635,166
Total Unsecured Claims		466,594,035	153,661,579	81,441,147	39,733,400	741,430,161
Total Priority Claims		17,610,554	0	447,051	478,225	18,535,830

Total Claims		$929,577,259	$208,254,705	$126,557,465	$40,211,728	$1,304,601,157

    If we acknowledge that a creditor has a valid claim, it is not necessary for that creditor to submit the claim to the Bankruptcy Court in order for the claim to be valid. Nevertheless, most of our acknowledged claims have been submitted to the Bankruptcy Court and are included in Table 1. On the other hand, we cannot identify many of the persons listed in Table 1, some of whom have submitted material claims. In addition, several claimants did not specify the amounts they claim we owe them, including a representative of the California Insurance Commissioner who has submitted a claim against SNTL for an unspecified amount, and it will not be possible for us to assess the materiality of such claims until they are submitted to the Bankruptcy Court. Finally, many of the claims appear to be duplicative, and we believe the total claim amount will be reduced significantly when those claims are removed by the Bankruptcy Court. We believe the true liabilities subject to compromise in our reorganization proceedings are approximately $245,393,000 as of December 31, 2000.

Tax Net Operating Loss Carryforwards

    Consolidated Federal Income Tax Return Rules Pertaining to NOLs.  Since 1985 SNTL has filed a consolidated federal income tax return ("consolidated return"), with its subsidiaries, including the liquidating companies. This means that SNTL and its subsidiaries have always combined their tax returns and reported their taxable income or losses to the Internal Revenue Services ("IRS") as if they were a single company. The election to file a consolidated return is only revocable with the express permission of the IRS. In order to be included in a consolidated return, at least 80.0% of the common stock of each of our subsidiaries must be owned directly or indirectly by SNTL. Because SNTL owned directly, or indirectly through Holdings and our other subsidiaries, 100.0% of the stock of each of its subsidiaries at December 31, 1999, all of our subsidiaries were included in our 1999 consolidated return. Virtually all of the tax accounting rules that apply to a single corporation also apply to a group of corporations filing a consolidated return. Some tax accounting rules apply separately to each of the corporations that are included in the consolidated return, and some treat all of the corporations included in the consolidated return as if they were one corporation. The following paragraphs describe the tax issues that pertain to our NOLs.

    SNTL's 1999 and prior years' consolidated federal income tax returns reflected approximately $762.4 million of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $569.4 million of SNTL's $762.4 million of NOLs was generated in 1999, and, if not used in future years, will expire at the end of 2019. The remaining $193.0 million of NOLs expire between 2000 and 2018. SNTL's 1997 and 1998 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2000 consolidated return will show a net operating loss of at least $200.0 million, increasing total NOLs to at least $962.4 million at December 31, 2000. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates.

    NOLs are generally grouped together and considered to be an "attribute" of, or owned by, the group of corporations filing the consolidated return. The consolidated return regulations give the ultimate controlling parent of the group effective control over the group's taxation. In our case, the controlling parent is SNTL. Some exceptions to this general rule apply, but none of those exceptions are material to us. The only way that a consolidated NOL can be apportioned to an individual corporation in a consolidated return is when that corporation leaves the group (for example, by sale) or the group no longer files a consolidated return. If a member of the group leaves the consolidated return ("deconsolidates"), the group's consolidated NOL may be apportioned to the deconsolidated member in the proportion that the deconsolidated company's separate NOL (if it hasn't already been used) bears to the sum of the NOLs of all of the group's members with NOLs (if any). We believe the conservation of our insurance subsidiaries does not result in their deconsolidation, and does not change the companies that are included in our consolidated return. We are relying on an IRS ruling in a different case that insurance companies conserved or placed in liquidation by a state regulator, which is the case with the liquidating companies, must continue to be included in their parent company's consolidated return.

    The CDI claims ownership of all or a portion of our NOLs. The CDI asserts that virtually all of SNTL's NOLs are "owned" separately by each of the liquidating companies, perhaps we speculate, for the benefit of CIGA. We believe the CDI's assertion of ownership to be contrary to tax law and regulations. The regulations that pertain to NOL carryovers do not permit the separate NOL carryover of a member of a consolidated return to be applied directly against its own taxable income. Consolidated NOLs can only be offset against consolidated income.

    As part of the Global Settlement Agreement, we agreed with the CDI that the use of our NOLs and the allocation between the Chapter 11 companies and the liquidating companies of any value realized from the NOLs, would be subject to further negotiations and to the confirmation of a plan of reorganization by the Bankruptcy Court. We and the CDI essentially agreed to disagree on this issue at the time we entered into the Global Settlement Agreement, but we agreed that tax professionals representing our interests and those of the CDI would meet and confer to discuss the "preservation and viability" of the NOLs.

    In August 2000, we filed suit in the United State Bankruptcy Court, where our bankruptcy is presently proceeding, against the CDI in its capacity as conservator for the insolvent insurance subsidiaries, for a determination that we owned the NOLs and for an injunction against the CDI from interfering with or adversely affecting the NOLs. The Court, after much briefing and many hearings, granted our motion for a preliminary injunction as well as our subsequently filed motion for summary adjudication on the issue of who owned the NOLs. In granting the preliminary injunction, the bankruptcy court rejected several arguments of the CDI, including its claims that the McCarran-Ferguson Act divests the bankruptcy court of jurisdiction and that the Eleventh Amendment protected the CDI from our lawsuits by investing the CDI with sovereign immunity.

    The Bankruptcy Court also ruled that the tax sharing agreement between the insurance subsidiaries and SNTL was enforceable and valid, notwithstanding the CDI's arguments to the contrary. These matters are not, however, completely resolved. The CDI has appealed the bankruptcy court rulings regarding the NOLs and the bankruptcy court still has certain issues to decide, including allocation of the benefits of the NOLs, before a plan of reorganization can be confirmed. It is possible that the CDI may still seek to deconsolidate the liquidating companies, by application to the IRS or otherwise. We would resist any deconsolidation, but we cannot absolutely assure our creditors and other stakeholders that we will ultimately prevail.

    We had previously been engaged in NOL related settlement discussions with the CDI but those discussions ended because of the CDI's refusal to consider settlement. Presently, the CDI's NOL appeal briefing has been postponed while the parties have reopened those settlement discussions, but no resolution has been reached at this time.

    Internal Revenue Code Section 382(l)(5).  The value of the NOLs will be realized to the extent they are used to reduce or defer recognition of taxable income of SNTL. We intend to prepare and offer for approval by the Bankruptcy Court a reorganization plan that will generate sufficient taxable income to utilize the maximum tax benefits resulting from the use of the NOLs. The utilization of our NOLs is possible as a result of §382(l)(5) of the Internal Revenue Code, which prescribes special rules for a loss corporation that is under the jurisdiction of a court in a Chapter 11 case, as are we. If our planned Chapter 11 reorganization results in continued 50-percent-or-greater ownership on the part of our stockholders and historic creditors, §382(l)(5) provides that 100% of our NOLs may survive the reorganization. This is in contrast to the application of the ordinary tax rules associated with such a change of ownership, which would effectively eliminate 100% of our NOLs.

    Qualified creditors must have held their claims for the eighteen months preceding the filing of the Chapter 11 proceeding or be historic ordinary business or trade creditors. In order to qualify, the ordinary business or trade creditor must have beneficially owned that claim continuously. Excepting certain improper or potentially fraudulent claims filed against us in the Bankruptcy Court, we believe virtually all of our legitimate creditors fall into one or the other of the qualifying creditor categories.

    Section 382(l)(5) requires that our NOLs must be reduced dollar for dollar by the amount of any interest deductions taken on debt that is converted into stock in a Chapter 11 reorganization during any pre-change part-year period and for the preceding three years. Section §382(1)(5) completely eliminates NOLs if a second ownership change of any kind occurs within two years of the first change.

    Internal Revenue Code Section 269.  Regulations associated with §269 of the IRC might presume we entered into the Chapter 11 reorganization for tax avoidance purposes unless we carry on "more than an insignificant amount" of an active business during and after the insolvency proceeding. We believe we have carried on more than an insignificant amount of business to date, and expect to do so after the proposed Chapter 11 reorganization is completed.

    We believe the United States Bankruptcy Code and associated case law may give the Bankruptcy Court the power to determine the merits of any tax liability claim against SNTL, including the ownership, amount, and nature of our NOLs. The IRS acknowledges this function of the Bankruptcy Court, but the regulations associated with §269 provide that failure by the IRS to challenge a reorganization plan on tax-avoidance grounds is not definitive, and any bankruptcy court determination on tax-avoidance purposes may not be controlling.

    Financial Value.  The ultimate value of our NOLs will reflect the amount of tax savings obtained by SNTL or its successor, and the administrative cost of implementing a plan of reorganization. The actual value will depend on the timing of tax savings, the applicable federal and state tax rates, and the timing of the closing of the period during which tax returns of SNTL may be audited. A number of years may elapse between the confirmation of the plan of reorganization and distributions of cash to our creditors and other stakeholders.

    Holders of our common stock would be entitled to residual value created by the NOLs after the satisfaction of prior claims in bankruptcy. It is impossible to ascertain how much value, if any, there may be in the rights of our common stockholders, both because the value of the asset is uncertain and the Bankruptcy Court has not finally determined our liabilities, nor how they would be settled.

The Global Settlement Agreement

    The Chapter 11 companies entered into the Global Settlement Agreement on September 8, 2000, with J. Clark Kelso, the acting Insurance Commissioner of the State of California, the conserved insurance companies, Richard G. Krenz, the Special Deputy Insurance Commissioner responsible for managing the conserved insurance companies, Lumbermens Mutual Casualty Company, Kemper Employers Group, Inc., and Kemper Employers Insurance Company. We will refer to J. Clark Kelso, the conserved insurance companies and Richard G. Krenz collectively as the "CDI." We will refer to Lumbermens Mutual Casualty Company, Kemper Employers Group, Inc. and Kemper Employers Insurance Company collectively as "Kemper." The Global Settlement Agreement was approved by the Bankruptcy Court on September 22, 2000, and by the Los Angeles Superior Court on September 26, 2000. Certain terms of the Global Settlement Agreement are described in this section.

    The Chapter 11 companies agreed to support the CDI's rehabilitation plans and proceedings and to stop contesting the CDI's legal and operational actions with respect to the liquidating companies. The CDI agreed that the rehabilitation plans and proceedings, a) would not conflict with the performance of the Global Settlement Agreement, b) would not impair the ownership or value of SNTL's tax net operating loss carryforwards without prior court approval, and c) would not address the

Chapter 11 companies' possible obligations to any surety. See—"Tax Net Operating Loss Carryforwards" and "—Surety Bond Guarantees."

    The Chapter 11 companies agreed to use their best efforts to assign to the CDI and Kemper certain of SNTL's owned and leased real and personal property located in the State of California and designated by the CDI and Kemper, including furniture, fixtures, equipment, software, hardware, office equipment, and other assets. The Chapter 11 companies also agreed to use their best efforts to assign to the CDI and Kemper the names, trade names, trademarks, service marks and logos under which the liquidating companies conducted business. The CDI agreed generally to indemnify the Chapter 11 companies for legal costs or damages incurred by the Chapter 11 companies with respect to the assignment of these assets to the CDI or Kemper. The Chapter 11 companies were allowed to retain the use of the corporate names "SN Insurance Administrators, Inc." and "SN Insurance Services, Inc.," and title to the domain name superior.com and the computer hardware to which the domain name applies. The Chapter 11 companies may not use the superior.com domain name in its MGA business, and we are not allowed to sell or assign it to anyone who will use it in an insurance business.

    The Chapter 11 companies agreed in general to conduct no workers' compensation insurance business in California, and agreed to other restrictions outside of California, for a period of 30 months commencing on August 31, 2000. The Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors and the Chapter 11 companies may apply to the CDI for permission to conduct lines of insurance business other than workers compensation after August 31, 2001. During the 30 months from September 1, 2000 through February 28, 2003, SNIS agreed to compete with Kemper only as an agent, managing general agent, third party administrator, managing general underwriter, or risk management services provider, with respect to workers' compensation insurance, and only in 19 states, Illinois, New Jersey, Colorado, Texas, Arizona, Oklahoma, Indiana, Pennsylvania, Kansas, Missouri, New York, Georgia, Florida, Arizona, Oregon, Tennessee, Iowa, Maryland, and Delaware. In addition, the Chapter 11 companies may compete with Kemper without regard to time and geographic limitations where each agent or other producer with respect to the policy is located in the 19 states, and more than 90% of the total payroll for the policy is located in the 19 states. In addition, the Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors. The Chapter 11 companies agreed that William L. Gentz, J. Chris Seaman, and Arnold J. Senter would enter into limited non-compete agreements. The Chapter 11 companies are permitted to operate administrative and corporate headquarters in California, although certain functional and size limitations apply during the 30 months after August 31, 2000.

    The Chapter 11 companies received copies of all of SNTL's software with the exception of the SWAMI management information system. For a period of twelve months commencing September 1, 2000, the Chapter 11 companies are granted access to, and use of, all of SNTL's software and systems, including SWAMI, for the purpose of conducting their business. The costs associated with the Chapter 11 companies accessing the computer systems are borne by the Chapter 11 companies under a cost sharing system. The Chapter 11 companies have the right to possess and access data necessary for writing insurance subject to the restrictions discussed above, necessary for the administration of its business, and data that can be readily identified as constituting the Chapter 11 companies' legal, corporate, regulatory, accounting, financial and human resource records and data, including subsidiaries' records, and all employee benefits data. See "—Front Company Business."

    The CDI agreed to negotiate in good faith with the Chapter 11 companies to facilitate the formulation of their plan of reorganization. The Chapter 11 companies agreed to include in the plan of reorganization a provision for an independent senior executive for SNIS and SNIA with no affiliation or involvement in their pre-conservation or pre-bankruptcy management. The CDI agreed to terminate a reinsurance contract between SNIC and SBL without any exchange of funds, and agreed that the

Global Settlement Agreement could be used in lieu of a Commutation Agreement to demonstrate to any regulatory authority that SBL's liabilities to SNIC are terminated.

    The Chapter 11 companies and the CDI agreed that the use of SNTL's NOLs and the allocation of any value realized on the NOLs, would be subject to further negotiations and to the confirmation of a plan of reorganization by the Bankruptcy Court. The Chapter 11 companies acknowledged the CDI's expectations that any plan of reorganization would not destroy the ability of the liquidating companies to use the NOLs to offset their taxable income and that the liquidating companies will share in a percentage of the ultimate value realized on of the NOLs generally in proportion with the losses suffered by the creditors of the Liquidating companies and creditors of the Debtors. The CDI acknowledged that the Chapter 11 companies', and their creditors', expectations conflicted with the CDI's expectations. The Chapter 11 companies and the CDI agreed that their respective tax professionals, and the tax professionals of certain of SNTL's creditors, would meet and confer regarding the preservation and viability of the NOLs. We also agreed to assist in analysis of the NOLs to the extent requested by the tax professionals. In the event the Chapter 11 companies are unable to confirm a plan of reorganization, or a Chapter 7 trustee is appointed, the CDI is not bound by any obligations in the Global Settlement Agreement related to NOLs. The Chapter 11 companies and the CDI agreed to cooperate in the preparation of SNTL's year 2000 tax returns. See "—Tax Net Operating Loss Carryforwards."

    The CDI agreed to assist the Chapter 11 companies to continue administration of Front Company business (as hereinafter described) including the right to control, manage, direct and require performance of the obligations of third party administrators, and the right to access SNTL computer systems for the purpose of Front Company policy administration, assuming the Front Company's desired assistance from the Chapter 11 companies to do so. The CDI agreed to indemnify the Chapter 11 companies with respect to any claims by the Front Companies relating to the actual possession, collection or disposition of Front Company premiums after March 3, 2000, and with respect to any claims by the Front Companies relating to any performance or non-performance of underwriting or claims administration pursuant to the contracts between the Chapter 11 companies and the Front Companies. Partial security for the indemnity is a lien upon the proceeds of the CDI's arbitration proceedings with the United States Life Insurance Company of the State of New York up to an amount of $28.0 million. The lien can be used to satisfy any and all obligations, including indemnity and defense obligations of the liquidating companies to the Chapter 11 companies. See "—Front Company Business."

    On September 8, 2000, SNIS paid to the CDI $24.0 million of premiums, the ownership of which was disputed, and which it had collected on behalf of the Front Companies and the CDI. On September 28, 2000, subsequent to Bankruptcy Court approval of the Global Settlement Agreement, SNIS paid to the CDI an additional $30.6 million of disputed premiums it had collected on behalf of the Front Companies and the CDI. The CDI agreed that $10.5 million of SNIS' funds were owned by SNIS as further consideration for the Chapter 11 companies' agreement to enter into the Global Settlement Agreement, including releases, property transfers and assignments, and a full and final release of claims against the liquidating companies relating to the ownership of the disputed premium. SNIS agreed to transmit on a weekly basis the full amount of any premiums related to the liquidating companies' policies that came into its possession after August 22, 2000. Although the $10.5 million is reflected as consideration on SNIS's records at December 31, 2000, the $10.5 million consideration is subject to future intercompany allocation amongst the Chapter 11 companies.

    The CDI provided the Chapter 11 companies' officers, directors, employees, attorneys and certain others with releases from liability, but reserved its right to assert claims against a) Zurich Insurance Group ("Zurich") or any affiliate of Zurich other than the Chapter 11 companies; b) any individual officer, director and employee of Zurich or any of its affiliates (other than an individual who is an officer, director or employee of one or more of the Chapter 11 companies, and not of Zurich or any of its other affiliates); c) the liquidating companies' officers and directors, regardless of whether they also are officers and directors of the Chapter 11 companies, for errors and omissions in the management of the liquidating companies; d) actuarial, accounting or other professional, firms who provided services to or for the benefit of the liquidating companies, or, e) the recoveries sought in SNTL's action against FHC and M&R or any entitlement of the CDI to intervene in the FHC Litigation on behalf of the liquidating companies. The Chapter 11 companies reserved all of their rights and defenses available to them and did not acknowledge any right of the CDI to any alleged claim the CDI may have to intervene in or share in any recovery from the FHC Litigation. See "Legal Proceedings—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc."

    The Chapter 11 companies released the CDI, and their officers, directors, employees and attorneys, from liability, except claims: a) from liabilities arising out of the seizure by the CDI of Chapter 11 companies' assets or from the CDI's takeover of the Chapter 11 companies' offices; b) from claims against the estates of the liquidating companies other than any claim arising out of the Global Settlement Agreement; c) for indemnity, contribution, or similar obligations, arising from any losses suffered by the Chapter 11 companies resulting from the actions of the CDI in administering Front Company contracts after March 3, 2000.

    The Chapter 11 companies reserved their rights: a) to defend themselves against any action brought against them by the CDI; b) to share in any dividends or other distributions to shareholders from the liquidating companies' estates, to receive any liquidation distribution to shareholders from the liquidation estates of the liquidating companies, or to enjoy any other right it may have solely as a shareholder of the liquidating companies including but not limited to entitlement to the NOLs; c) to any interest in any insurance policies of which they are the named owner or insured, including professional liability insurance policies, director and officers' insurance policies, and company liability policies; and d) to defend themselves against claims by employees or the CDI that assert that the Chapter 11 companies are obligated to pay residual claims of employees, such as unpaid "personal time off," vacation leave, and sick leave.

    Not part of the Global Settlement Agreement, but related thereto, is an open letter dated September 8, 2000, issued by the CDI stating that the Chapter 11 companies have entered into the Global Settlement Agreement, and, subject to the limitations of the Global Settlement Agreement, the CDI has no objection to any third party conducting any lawful business with the Chapter 11 companies. A second open letter dated September 8, 2000, confirms that the agency and third party administrator licenses of SNIS and SNIA issued by the CDI are in full force and effect, that no disciplinary action has been imposed on the licenses, and that no disciplinary proceedings are pending. The CDI letter also states that the SNIS and SNIA licenses entitle them to engage in all lawful activities prescribed by the California Insurance Code and regulations.

Surety Bond Guarantees

    In September and October of 1999, the liquidating companies purchased Workers' Compensation Bonds ("Bonds") with several sureties. The Bonds represent a promise by the surety to pay workers' compensation claims on behalf of the liquidating companies under certain circumstances. The liquidating companies procured the sureties' promises to pay $108.0 million of workers' compensation claims in the states of California and Arizona. The Bonds procured with respect to California workers' compensation claims were as follows: CalComp $15.0 million, CBIC approximately $4.2 million, CCCC approximately $3.0 million, SNIC $70.0 million, and SPCC approximately $2.4 million, for a total of approximately $94.6 million of California Bonds. The Bonds procured with respect to Arizona workers' compensation claims were as follows: SNIC approximately $8.4 million, and SPCC approximately $4.9 million, for a total of approximately $13.3 million of Arizona bonds. In the case of each Bond, SNTL, or SNTL and various combinations of its subsidiaries, agreed to indemnify each of the sureties against any loss or expense incurred by the sureties.

    Based on our analysis of the terms of the California and Arizona Bonds, we and our attorneys do not believe the sureties have any liabilities under the Bonds and, thus, the Chapter 11 companies have no liabilities to the sureties. There can be no assurance that if the surety claims are litigated that a court will not require payment on the Bonds, or that the sureties would not be successful in obtaining indemnification from the Chapter 11 companies even if they consented to make payments without legal compulsion to do so. We have not accrued any liability related to the Bonds on our financial statements.

Front Company Business

    SNIS and SNIA have historically entered into "fronting" relationships with related and unrelated party insurance companies. "Fronting" is the common insurance industry term used to describe the agreement by an insurance company to allow policies to be issued in its name by a third party. A fronting arrangement may allow a non-regulated entity, such as an insurance agent, to create a program for the benefit of a number of similar policyholders without the capital expense of forming a new insurance company. Fronting also permits an insurance company with a relatively low rating from the insurance rating agencies to offer its customers higher rated policies. A fronting company is generally paid a percentage of the policy premium as a fee for the use of its name and as compensation for the financial benefit provided by the insurance company to the third party. The fronting company usually cedes most, if not all, of the risk on the fronted policies to a reinsurer. The reinsurance is frequently, but not always, arranged by the third party as well.

    At the time of the seizure of the liquidating companies by the CDI, SNIS had entered into fronting agreements principally with three companies: Zurich Centre Insurance Company, Centre Insurance Company, and Underwriters Insurance Company. At the time of the seizure of the liquidating companies, the estimated annual premium of policies produced by SNIS and issued on fronting company policy forms was approximately as follows:

Zurich Centre Insurance Company	$48.5 million
Centre Insurance Company	$75.8 million
Underwriters Insurance Company	$33.9 million

Underwriting Manager Agreement and Claims Services Agreement

    The Underwriting Manager Agreement ("UMA") was entered into by and between SNIC, SPCC, CalComp, CCIC, CCCC and CBIC (collectively referred to as the "Affiliated Insurers") and SNIS. The effective date of this agreement was January 1, 2000. The UMA provided that SNIS would serve as an underwriting manager and provide premium accounting and audit services on behalf of the Affiliated Insurers for workers' compensation and employers' liability insurance, in all states of the United States that SNIS has the applicable regulatory authorization. SNIS also produced and serviced such business on behalf of the Affiliated Insurers and its insured employers. As compensation for the services SNIS performed on behalf of the Affiliated Insurers pursuant to the UMA, the Affiliated Insurers would reimburse SNIS for all general and administrative expenses incurred by SNIS.

    The Claims Service Agreement ("CSA") was entered into by and between Affiliated Insurers and SNIA. The effective date of this agreement was January 1, 2000. The CSA provided that SNIA would provide comprehensive and complete workers' compensation claims management, including loss control services, on behalf of the Affiliated Insurers for workers' compensation and employers' liability insurance, in all states of the United States that SNIS has the applicable regulatory authorization. As compensation for the services SNIA performed on behalf of the Affiliated Insurers pursuant to the CSA, the Affiliated Insurers would reimburse SNIA for all general and administrative expenses incurred by SNIA.

    The UMA and CSA was terminated pursuant to the term in the Global Settlement Agreement and effective as of the effective date of the Global Settlement Agreement on September 8, 2000, see "Global Settlement Agreement."

Investments

    SNTL's assets consist primarily of cash and cash equivalents, and cash deposits held by legal counsel in interest bearing trust accounts for the benefit of SNTL and its subsidiaries.

Employees

    As of the date of this filing, we have approximately 51 employees, none of whom are covered by a collective bargaining agreement.

Risk Factors

We may not be able to use our NOLs in a plan of reorganization.

    We intend to submit to the Bankruptcy Court a plan of reorganization that will generate sufficient taxable income to utilize 100.0% of the NOLs. There can be no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court.

    The benefit of a company's NOLs can be reduced or eliminated under Section 382 of the Internal Revenue Code. Section 382(l)(5) of the Internal Revenue Code prescribes special rules for utilization of NOLs of a loss corporation that is under the jurisdiction of a court in a Chapter 11 case. There can be no assurance that our plan of reorganization results in the continued 50-percent-or-greater ownership on the part of our stockholders and historic creditors required by Section 382(l)(5) of the Internal Revenue Code for the NOLs to survive the reorganization. Under the rules, qualified creditors must have held their claims for eighteen months preceding the filing of the Chapter 11 proceeding or be historic ordinary business or trade creditors that have beneficially owned that claim continuously. There can be no assurance that the claims of our creditors meet this standard. There can be no assurance that the NOLs will not be completely eliminated by a second ownership change that occurs within two years of the first ownership change.

Our Liabilities May Exceed the Value of Our NOLs.

    The value of the NOLs will be realized to the extent they are used to defer the recognition of taxable income of a sponsoring entity consolidated with SNTL and its subsidiaries. We intend to prepare and offer for approval and confirmation a plan of reorganization that will utilize the NOLs to provide a return to our creditors and stockholders based on the economic value of the NOLs. There can be no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court. The sponsoring entity may be unable to generate sufficient future taxable income to fully utilize the NOLs. There can be no assurance that the NOLs will survive the reorganization. There can be no assurance that the claims of creditors will be satisfied in full out of the value of the NOLs, such that holders of capital stock will receive any benefit under the plan of reorganization.

    We may not prevail in our litigation against FHC, FHS, and M&R. There can be no assurance that we will obtain a judgement against FHC, FHS, or M&R, or that if we do obtain a judgement that it will be collected. The timing of any collection of a judgement is also difficult to assure given the delay that might accompany an appeal by one or more of our adversaries. See "Legal Procedings—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc."

ITEM 2.  BUSINESS PROPERTIES

    Our principal executive offices are located in Agoura Hills, California and are subject to a lease that expires in 2003. We have one other office lease in Denver, Colorado. In order to reduce the potential risk to the lessor, there is a provision in the lease for the Denver office location that the lease is a month-to-month tenancy until such time as the Plan of Reorganization is effective, which is termed the conversion date. The conversion date used in the lease is July 31, 2001. From and after the conversion date, this lease will be converted to a tenancy for a thirty-six month term.

ITEM 3.  LEGAL PROCEEDINGS

Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc.

    We filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that FHC, FHS and M&R defrauded SNTL when in 1998 FHC sold Business Insurance Group, Inc. to SNTL knowing at the time of the sale that BIG was insolvent. We alleged that M&R conspired with FHC and FHS and assisted in the fraud. We seek to recover from FHC, FHS, and M&R at least $300.0 million in damages, seeking rescission of the BIG acquisition, indemnification of SNTL by FHC, FHS, and M&R from any damages suffered by SNTL, and the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages, and reimbursement of SNTL's costs associated with the lawsuit. The lawsuit is scheduled to go to trial in April 2002.

    We believe the FHC Litigation is meritorious and that the Chapter 11 companies will be successful in rescinding the BIG acquisition or in recovering damages from FHC, M&R and their affiliates. Any proceeds of the litigation, after payment of legal fees and expenses, would be available for distribution to claimants in our plan of reorganization. However, FHC, FHS and M&R are vigorously contesting the merits of our claims and there can be no assurance that we will collect any amount of damages or any damages at all.

Superior National Insurance Group, Inc. v. J. Clark Kelso, in his capacity as Conservator of Superior National Insurance Company, (ii) Superior Pacific Casualty Company, (iii) California Compensation Insurance Company and (iv) Combined Benefits Insurance Company.

    On December 20, 2000, the Chapter 11 companies filed in the Bankruptcy Court a "Motion for Summary Adjudication of Ownership of NOLs" asking the Bankruptcy Court to rule that SNTL owns its consolidated NOLs. In March 2001, the Bankruptcy Court issued several rulings generally favorable to the Chapter 11 companies, which the CDI immediately appealed. The United States District Court declined to hear the CDI's appeal regarding their assertion that the McCarran-Ferguson Act "reverse pre-empts" Federal jurisdiction over the Chapter 11 companies. The District Court agreed to hear the CDI's appeal that the Bankruptcy Court had no right to decide any NOL issue because the CDI possesses sovereign immunity under the 11th Amendment. See "Business—Tax Net Operating Loss Carryforwards."

Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation (Plaintiffs) v. Business Insurance Group, Inc., Superior National Insurance Group, Inc., Centre Insurance Company, Chris Seaman, et. al. (Defendants).

    Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation ("Plaintiffs") filed a lawsuit in the Bankruptcy Court in November 2000, against SNTL, Holdings and Centre Insurance Company, and on December 13, 2000, the Plaintiffs amended the lawsuit to include our Chief Executive Officer, J. Chris Seaman ("Defendants").

    The Plaintiffs allege that the Defendants "knowingly made materially false representations concerning the status and financial affairs" of the Chapter 11 companies and the liquidating companies. The Plaintiffs also allege the Defendants concealed material facts to induce the Plaintiffs to enter into a contract in December 1998 to provide $37.5 million of reinsurance to the Chapter 11 companies and the liquidating companies. The Plaintiffs allege that had they known all of the material facts, they would not have entered into the reinsurance contract, or that they would only have done so if we had paid a higher premium. The Plaintiffs allege that the Defendants knew and failed to disclose the plaintiffs' risk in underwriting the reinsurance contracts. The Plaintiffs seek cancellation of the reinsurance contract, and compensatory and punitive damages. Plaintiffs have offered to refund $7.0 million of premiums paid for the reinsurance in order to cancel their obligations.

    The Company believes the lawsuit is without merit. The Bankruptcy Court abstained from the case on February 16, 2001, effectively giving jurisdiction to the California courts to decide the allegations contained in the lawsuit. A new lawsuit was filed in the Los Angeles County Superior Court by the reinsurance companies, as discussed below, and they subsequently entered-into arbitration proceedings with the CDI, which proceedings do not presently include any of the Chapter 11 companies or Mr. Seaman.

Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd. and Odyssey Reinsurance Corporation (hereinafter Hannover et al) ("Plaintiffs") v. Business Insurance Group, Inc., Superior National Insurance Group, Inc., Centre Reinsurance Limited, and Chris Seaman et. al. (Defendants).

    On June 18, 2001, Hannover et al filed a lawsuit in Los Angeles County Superior Court, case number BC252963 against Debtors Business Insurance Group, Inc., Superior National Insurance Group, Inc. and against Centre Reinsurance Limited and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. These are the same allegations that Hannover et al are pursuing against the liquidating companies in arbitration proceedings authorized to move forward by Judge Rothschild of the Los Angeles County Superior Court. Debtor companies were served with this lawsuit on July 2, 2001.

    Debtors believe that their dealings with plaintiffs regarding this reinsurance treaty were conducted in good faith and that the debtor companies will not incur any liability to plaintiffs.

Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants).

    On November 8, 2000, Underwriters Insurance Company ("UIC") filed a lawsuit against SNTL, SNIS, and Holdings, in Bankruptcy Court. UIC alleges that SNIS has failed to remit $4.6 million in premiums to UIC. UIC states that SNIC, one of the liquidating companies, has not remitted funds to UIC sufficient to secure the unpaid claim and claim adjustment expenses that SNIC assumed from UIC pursuant to a reinsurance contract between UIC and SNIC. UIC alleges that SNTL and Holdings have failed to indemnify UIC for SNIC's failure to indemnify UIC for obligations arising out of the breach of its Underwriting Agreement with SNIS and its Reinsurance Agreement with the liquidating companies. The relief sought includes payment to UIC of at least $11.3 million as security for the liquidating companies' liabilities to UIC. UIC also sought a determination that both the $4.6 million in premiums and the $11.3 million reinsurance security were administrative claims. The Bankruptcy Court has dismissed the $11.3 million reinsurance security as an administrative claim. We have placed $3.8 million into a separate account for the possible benefit of UIC pending a full accounting of monies held by SNIS. Debtors dispute that any money is owed to UIC but believe that this fund is more than adequate to cover any liabilities owed to UIC.

    Further, we do not believe the UIC lawsuit will result in a material liability to the Chapter 11 companies because under the Global Settlement Agreement the CDI agreed to indemnify the Chapter 11 companies with respect to any claims by the Front Companies relating to the actual possession, collection, or disposition of Front Company premiums after March 3, 2000, and with respect to any claims by the Front Companies relating to any performance or non-performance of underwriting or claims administration pursuant to the contracts between the Chapter 11 companies and the Front Companies. Security for the indemnity is a lien upon the proceeds of the CDI's arbitration proceedings with the United States Life Insurance Company up to an amount of $28.0 million. The lien can be used to satisfy any and all obligations, including indemnity and defense obligations of the liquidating companies to the Chapter 11 companies. It is our view that the UIC lawsuit is covered by the indemnity but our position has not yet been formally presented to the CDI or the Bankruptcy Court.

Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants).

    On July 11, 2001 debtors were served with a Complaint from Centre Insurance Company (CIC) alleging causes of action for accounting of premium funds, declaratory relief, creation of a trust account, and recovery of premiums. We have placed $1.6 million into a separate account for the possible benefit of CIC pending a full accounting of monies held by SNIS. Debtors dispute that any money is owed to CIC but believe that this fund is more than adequate to cover any liabilities owed to CIC. Pursuant to the Global Settlement Agreement, debtors are of the opinion that any additional monies that may be owed to CIC should be held to be the legal responsibility and liability of the liquidating companies.

Bankruptcy Court Proceedings

    When we present and seek confirmation of our plan of reorganization, various components of the plan or the settlement or discharge of liabilities by the plan may be a subject of litigation. Some of these proceedings may have a material adverse impact on the benefits realized by our creditors and stockholders from the plan of reorganization. We are not aware of any such contemplated proceedings at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been put to a vote of SNTL stockholders during the year 2000. No Annual Meeting of Stockholders was held during the year 2000 and it is not expected that one will be held in 2001.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Prior to April 6, 2000, our common stock was listed and traded on The Nasdaq National Stock Market. We voluntarily de-listed from the Nasdaq National Stock Market because we did not meet the minimum financial requirements for such a listing. SNTL does not qualify for listing on the Nasdaq SmallCap Market. The common stock trades over the counter under the symbol "SNLLQ." We have not and will not pay dividends on our common stock.

	High	Low
2001
Second quarter	$0.25	$0.10
First quarter	$0.16	$0.07
2000
Fourth quarter	$0.26	$0.01
Third quarter	$0.38	$0.02
Second quarter	$0.59	$0.04
First quarter	$9.13	$1.59
1999
Fourth quarter	$14.48	$2.81
Third quarter	$25.69	$11.50
Second quarter	$27.25	$17.00
First quarter	$20.25	$15.63

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Amounts in thousands, except share and per share amounts)

	Operations for the year ended December 31,
	2000	1999	1998	1997	1996
Revenues:
Commission income	$28,273	$39,205	$7,875	$—	$—
Underwriting manager income	14,040	—	—	—	—
Claims services income	25,963	—	—	—	—
Net investment income (loss) (excluding capital gains and losses)	1,904	772	840	(3)	180
Other income	10,500	—	—	—	—

Total revenues	80,680	39,977	8,715	(3)	180
Expenses:
Interest expense	12,354	10,296	600	5,965	1,465
Bad debt expense	12,556	—	—	—	—
Underwriting management expense	—	39,205	7,875	—	—
Loss on termination of financing transaction with a related party reinsurer	—	—	—	15,699	—
Other operating expenses	50,045	14,005	541	578	(385)

Income (loss) from continuing operations before preferred securities and extraordinary items—pre-tax	5,725	(23,529)	(301)	(22,245)	(900)
Income tax expense	(157)	(49,923)	(1,106)	(1,121)	(1,597)
Accretion on preferred securities—net of tax	(12,349)	(11,357)	(7,357)	(3,069)	(1,667)
(Loss) income from operations of discontinued operations—net of tax	—	(368,917)	(4,838)	23,873	6,127
Extraordinary (loss)—net of tax	—	—	—	(2,579)	—

Net (loss) income	$(6,781)	$(453,726)	$(13,602)	$(5,141)	$1,963

Basic EPS:
Income (loss) before items below—net of tax	$0.32	$(4.15)	$(0.21)	$(4.45)	$(0.73)
Preferred Securities—net of tax	(0.71)	(0.64)	(1.09)	(0.59)	(0.49)
Discontinued Operations—net of tax	—	(20.82)	(0.71)	4.55	1.79
Extraordinary Items—net of tax	—	—	—	(0.49)	—

Net (loss) income	$(0.39)	$(25.61)	$(2.01)	$(0.98)	$0.57

Diluted EPS:
Income (loss) before items below—net of tax	$0.32	$(4.15)	$(0.21)	$(4.45)	$(0.52)
Preferred Securities—net of tax	(0.71)	(0.64)	(1.09)	(0.59)	(0.34)
Discontinued Operations—net of tax	—	(20.82)	(0.71)	4.55	1.27
Extraordinary Items—net of tax	—	—	—	(0.49)	—

Net (loss) income	$(0.39)	$(25.61)	$(2.01)	$(0.98)	$0.41

Financial position:
Total cash and investments
Carrying value	$25,071	$17,881	$29,475	$14,973	$3,592
Market value	25,071	17,871	29,496	14,998	3,595
Total assets	32,355	25,084	89,913	40,560	124,990
Long-term debt	112,486	110,000	105,820	30	98,961
Discontinued operations liability	—	—	(340,630)	(121,979)	(42,788)
Total liabilities	258,441	144,726	(235,133)	(120,535)	56,228
1994 preferred securities issued by affiliate	—	—	—	—	23,571
Company-obligated trust preferred Securities	—	105,000	101,084	101,277	—
Net stockholders' equity	(226,086)	(224,642)	223,962	59,818	45,191
Book value per share	$(13.14)	$(12.67)	$12.68	$10.19	$13.11
Outstanding shares	17,205,703	17,735,019	17,662,314	5,871,279	3,446,492

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that management believes to be relevant for an understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Overview

    During 2000, the Company was party to two events that significantly changed the direction of the Company. First, the group of five insurance companies that underwrote workers' compensation, and a limited amount of group health insurance throughout the United States and which SNTL was the ultimate parent were seized and conserved by the CDI. See Business—California Insurance Department Seizure and Conservation. We therefore no longer report our financial results as a property and liability insurance company, and instead treat the operations of the five insurance companies as discontinued operations. Second, on April 26, 2000, the Chapter 11 companies filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. SNTL intends to present a plan of reorganization to the Bankruptcy Court during the third quarter of 2001. See Business—Chapter 11 Petition and Reorganization.

    SNTL's income before preferred securities' dividends and accretion and discontinued operations items was $5.6 million in 2000, as compared to a loss of $73.5 million in 1999. This $79.1 million decrease in loss in 2000 over 1999 was primarily the result of the recording in 1999 of a $49.9 million valuation allowance against our deferred tax asset, a $7.6 million expense associated with the recognition of deferred debt acquisition costs, a $5.0 million accrual for litigation expenses associated with the FHC Litigation, see "Legal Proceedings", and the recording in 2000 of $10.5 million of other income due to the considerations received pursuant to the Global Settlement Agreement. See Business—Global Settlement Agreement.

    For the year ended December 31, 2000, we recorded a net loss of $6.8 million after preferred securities' dividends and accretion and discontinued operations, as compared to a net loss of $453.7 million for the year ended December 31, 1999. Net loss per share for the year ended December 31, 2000 was $0.39 (diluted) versus net loss per share of $25.61 (diluted) in 1999. During 1999, we recorded a $368.9 million loss from discontinued operations. The $368.9 million loss consisted of $333.6 million loss attributable to the write-off of SNTL's investment in the five insurance companies seized and conserved by the CDI and $35.3 million loss attributable to the operations; no such charges were recorded in 2000. During 2000, we recorded $12.3 million in dividend expense and accretion on preferred securities, as compared to $11.4 million in dividend expense and accretion on preferred securities in 1999.

    Loss before preferred securities' dividends and accretion and discontinued operations was $73.5 million for the year ended December 31, 1999, versus a loss of $1.4 million in 1998. The $72.1 million increase in loss in 1999 from 1998 was primarily the result of a $49.9 million valuation allowance recorded in 1999 against our deferred tax asset, a $7.6 million expense recorded in 1999 associated with the recognition of deferred debt acquisition costs and a $5.0 million accrual recorded in 1999 for litigation expenses associated with the FHC Litigation. See "Legal Proceedings". Furthermore, $10.3 million in interest expense was recorded in 1999 associated with the $110.0 million senior debt financing obtained in December 10, 1998, as compared to $0.6 million in 1998.

    For the year ended December 31, 1999, we recorded a net loss of $453.7 million after preferred securities' dividends and accretion and discontinued operations, as compared to a net loss of $13.6 million for the year ended December 31, 1998. Net loss per share for the year ended December 31, 1999 was $25.61 (diluted) versus net loss per share of $2.01 (diluted) in 1998. During

1999, we recorded a $368.9 million loss from discontinued operations attributable to the write-off of SNTL's investment in the five insurance companies seized and conserved by the CDI, as compared to a $4.8 million loss net of income tax benefit from discontinued operations in 1998. During 1999, we recorded a $11.4 million in dividend expense and accretion on preferred securities, as compared to $7.4 million in dividend expense and accretion on preferred securities net of income tax benefit in 1998.

Results of Operations

    The consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs, See "Business—Tax Net Operating Loss Carryforwards".

Year ended December 31, 2000 as compared to year ended December 31, 1999

    Commission income from front company business, see "Business—Front Company Business", for the years ended December 31, 2000 and 1999 were $28.3 million and $39.2 million, respectively. The $10.9 million decrease is primarily due to a decrease in premiums generated from the various fronting arrangements. In the fourth quarter of 2000, we recorded a $12.6 million bad debt allowance against the commission receivables due from the front company business. This bad debt allowance was recorded to reflect the uncertainty of collecting the commission receivable from the front companies since the front companies have filed claims against us in the Bankruptcy Court in excess of the accounts receivable. We continue to assert rights of offset and other methods to effectuate collection of the commission receivable from the front company business.

    Underwriting manager income was $14.0 million for the year ended December 31, 2000, as compared to zero for the year ended December 31, 1999. The underwriting manager income in 2000 is a reimbursement from the liquidating companies to SNIS pursuant to the UMA effective January 1, 2000. See "Business—Underwriting Manager Agreement and Claims Services Agreement".

    Claims services income was $26.0 million for the year ended December 31, 2000, as compared to zero for the year ended December 31, 1999. The claims services income in 2000 is a reimbursement from the liquidating companies to SNIA pursuant to the CSA effective January 1, 2000. See "Business—Underwriting Manager Agreement and Claims Services Agreement".

    Underwriting management expense was zero for the year ended December 31, 2000, as compared to $39.2 million for the year ended December 31, 1999. Since SNIS had no employees, it contracted the employees of the discontinued insurance company operations to perform the services of SNIS's front company business in 1999 and prior. SNIS agreed to reimburse the discontinued insurance company operations for an amount equal to the commission income SNIS received from the front company business. No such expense was incurred by SNIS in 2000, since SNIS had its own employees.

    Other operating expenses increased $41.3 million or 645.3% to $47.7 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The large increase is mainly due to the general and administrative expenses incurred by SNIS and SNIA as a result of the services performed pursuant to the UMA and CMA, respectively. No such services were performed by SNIS and SNIA in 1999.

    Reorganization items are income and expenses associated with the Company's Chapter 11 filing. For the year ended December 31, 2000, reorganization items, excluding net interest income earned on accumulated cash resulting from Chapter 11 proceeding, was $2.3 million. The $2.3 million consisted of $2.0 million in professional fees and $0.3 million in retention bonuses to key employees as incentive to remain employed during the Chapter 11 reorganization. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

    Net investment income, excluding realized investment gains, increased $1.1 million or 137.5% to $1.9 million for the year ended December 31, 2000 compared to the same period in 1999. The increase in investment income was due to an increase in the average assets available for investment in 2000 as opposed to 1999. In 2000, the net investment income earned on accumulated cash resulting from Chapter 11 proceeding, in the amount of $1.6 million, has been classified on the consolidated statement of operations as a reorganization item.

    Interest expense increased $2.1 million or 20.0% to $12.4 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The increase in interest expense was primarily due to the increase in the interest rate of the long-term bank debt since the company was in default under the loan documents as a result of the seizure and conservation of the five insurance companies by the CDI and the Bankruptcy filing. See "—Liquidity and Capital Resources."

    Discontinued operations for the year ended December 31, 1999 recorded a loss of $368.9 million due to $333.6 million disposal of SNTL's investment in the five insurance companies that the CDI seized and conserved, see "Business—California Insurance Department Seizure and Conservation", as well as, a $35.3 million loss on current year operations. Since the Company wrote-off its investment in discontinued operations in 1999 no such charge was recognized in 2000. See "Business—Discontinued Insurance Company Operations."

Year ended December 31, 1999 as compared to year ended December 31, 1998

    Commission income from front company business, see "Business—Front Company Business", for the years ended December 31, 1999 and 1998 was $39.2 million and $7.9 million, respectively. The $31.3 million increase is primarily due to an increase in premiums generated from entering into a fronting arrangement with Centre Insurance Company during 1999.

    Underwriting management expense was $39.2 million for the year ended December 31, 1999, as compared to $7.9 million for the year ended December 31, 1998. Since SNIS had no employees, it contracted the employees of the liquidating companies to perform the services of SNIS's front company business. SNIS agreed to reimburse the liquidating companies for an amount equal to the commission income SNIS received from the front company business. The $31.3 million increase in underwriting management expense is directly associated with the increase in the commission income from front company business as discussed above.

    Other operating expenses increased $5.9 million or 1180.0% to $6.4 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase is primarily due to a $5.0 million accrual recorded in 1999 for litigation expenses associated with the FHC Litigation. See Item 3—Legal Proceedings.

    Net investment income, excluding realized investment gains, increased $0.2 million or 39.2% to $0.7 million for the year ended December 31, 1999 compared to the same period in 1998. The increase in investment income was due to an increase in the average assets available for investment in 1999 as opposed to 1998.

    Interest expense increased $9.7 million or 1616.0% to $10.3 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase in interest expense was primarily due to the $110.0 million long-term bank debt obtained in December 1998. Consequently, only one month of interest was incurred in 1998 as compared to twelve months in 1999. See "—Liquidity and Capital Resources."

    Discontinued operations for the year ended December 31, 1999 recorded a loss of $368.9 million, as compared to a net of income tax benefit loss of $4.8 million for the same period in 1998. The increase in loss in 1999 over 1998 is due to SNTL's $333.6 million disposal in 1999 of its investment in the five insurance companies that the CDI seized and conserved, see Business—California Insurance Department Seizure and Conservation. In addition, SNTL recognized a $35.3 million loss in operations during 1999, as compared to a $4.8 million loss net of income tax benefit in 1998. The table below summarizes the components that make up the results of discontinued operations. See "Business—Discontinued Insurance Company Operations."

	Years Ended December 31,
	1999	1998
	(Dollars in thousands)
Net premium earned	$172,870	$87,089
Net claim and claim adjustment expenses	190,082	68,342
Net underwriting and general and administrative expenses	45,029	40,428
Policyholder dividend expense	140	1,158

Underwriting loss	$(62,381)	$(22,839)
Net investment income	27,031	15,396
Income tax expense (benefit)	2	(2,605)

Loss from discontinued operations	(35,352)	(4,838)
Loss on disposal of discontinued operations	(333,565)	—

Net loss	$(368,917)	$(4,838)

Liquidity And Capital Resources

    Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the filing date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization. Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition liabilities that are approved by the Bankruptcy Court will be made. There is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court.

    A capital structure that will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and current obligations is an important part of the plan of reorganization. Accordingly, the rights of prepetition creditors and the ultimate payment of their claims may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 filing or its effects on the Company's business or on the interests of creditors or stockholders.

Year to Year Comparison

    During the year ended December 31, 2000, net cash provided by operating activities was $7.6 million as opposed to cash used of $3.0 million in the year ended December 31, 1999. The $10.6 million increase in cash provided is primarily due to the $10.5 million of consideration received by SNIS from the CDI pursuant to the Global Settlement Agreement in September 2000. See "Business—Global Settlement Agreement." In addition, SNTL received $1.9 million in 2000 from the liquidating companies as a result of the CCIC/CCCC merger termination. See "Business—Commercial Compensation Casualty Company Merger and Distribution." At December 31, 2000, we had total cash and cash equivalents of $24.2 million. Reorganization costs for the year ended December 31, 2000 consisted primarily of professional fees. Cash paid for reorganization items during the year ended December 31, 2000 amounted to $2.1 million.

    Net cash provided by financing activities was $101 thousand during the year ended December 31, 2000, as compared to cash generated of $654 thousand in 1999. The $553 thousand decrease in cash provided is primarily due to $269 thousand of stock options exercised in 1999 and $230 thousand of additional activities from the Employee Stock Purchase Plan in 1999 over 2000.

    In November of 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman, each of whom had purchased shares of SNTL in the 1998 rights offering. SNTL lent funds to the participants sufficient to pay the purchase price for the common stock and any resulting tax liability and the participants signed a promissory note, and pledged to SNTL, as collateral, stock options, warrants and shares of common stock and restricted stock (including shares of common stock purchased in the rights offering). Under the terms of this pledge, if the amount outstanding under any promissory note (including interest) exceeds the value of the collateral, then the borrower is obligated to either prepay a portion of the promissory note or pledge additional securities as collateral, in either case, in an amount equal to the shortfall. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes.

Other Events

    In December 1998, the acquisition of BIG was funded with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. The senior debt financing was obtained pursuant to the terms of a Credit Agreement dated as of December 10, 1998, among SNTL, Chase, as administrative agent, and various lending institutions ("long-term bank debt"). Prior to incurring the indebtedness, we obtained the consent of holders of the outstanding Trust Preferred Securities of the Trust, a subsidiary of SNTL, authorizing the Preferred Trustee of the Trust to waive a provision of the covenant limiting the incurrence of indebtedness set forth in the Senior Subordinated Indenture dated as of December 3, 1997 between SNTL, as issuer, and Wilmington Trust Company, as trustee. This waiver was effected pursuant to the First Supplemental Indenture, dated as of November 17, 1998, between SNTL and the Wilmington Trust Company, as trustee. However, on April 26, 2000 we filed for relief under Chapter 11 of the United States Bankruptcy Code, as described in Business—Chapter 11 Petition and Reorganization. As a result of the Chapter 11 filing, all required repayments of principal and interest under the terms of the Credit Agreement for the long-term bank debt have been suspended, except for a $5.4 million distribution, less certain bank expenses charged to SNTL, plus interest, all netting to $5.2 million, was paid to the bank syndicate on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court. See "Business—Commercial Compensation Casualty Company Merger and Distribution." We have continued to accrue interest on the long-term bank debt, per the terms of SNTL being in default of the Credit Agreement, at a rate that equals the Prime Rate plus 2%. The long-term bank debt principal and interest are classified on our consolidated balance sheet at December 31, 2000, under the category of liabilities subject to compromise under reorganization proceedings.

    The equity financing was obtained pursuant to (a) the sale of 1,902,233 shares of our common stock for $31.9 million, in connection with the exercise of subscription rights ("Rights") to purchase common stock distributed to existing stockholders (other than IP Delaware and IP Bermuda) and warrant holders (the "Rights Offering"), (b) the sale of 620,610 shares of common stock for $10.4 million, all paid in the form of promissory notes in favor of SNTL, in connection with the Rights Offering to holders of SNTL's stock options and restricted common stock (the "Employee Participation"), and (c) the private placement (the "IP Stock Issuance") pursuant to the Stock Purchase Agreement (as defined below) of (i) 5,276,960 shares of common stock for $88.4 million to IP II, (ii) 2,949,594 shares of common stock for $49.4 million to IP Delaware and (iii) 1,196,588 shares of common stock for $20.0 million to IP Bermuda. All of the shares were sold at $16.75 per share. Employees purchasing common stock in the Employee Participation included William L. Gentz and J. Chris Seaman, who are directors and executive officers of Superior National. Prior to the consummation of the acquisition of BIG, IP Delaware and IP Bermuda beneficially owned approximately 23% and 13%, respectively, of the then outstanding shares of common stock. IP II owned no shares of common stock prior to the consummation of the acquisition of BIG. Robert A. Spass, Steven B. Gruber and Bradley E. Cooper, directors of SNTL, own certain direct and indirect limited partnership interests some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda. Messrs. Gruber and Spass are officers of the ultimate general partners of IP Delaware and IP Bermuda and Messrs. Spass and Cooper are officers of Capital Z Partners, Ltd. ("Cap Z"), the ultimate general partner of IP II. Certain members of SNTL's management are investors in an investment fund that is a limited partner of IP II.

    Pursuant to the terms of the Stock Purchase Agreement dated as of May 5, 1998 (the "Stock Purchase Agreement") among SNTL and IP Delaware, IP Bermuda and Cap Z (Cap Z subsequently assigned its rights and obligations thereunder to IP II) (collectively, the "Purchasers"), SNTL agreed to pay a commitment fee in the form of warrants to purchase an aggregate of 734,000 shares of our common stock at $16.75 per share to the Purchasers or their designees (or, in the case of Cap Z, assignee) and Zurich Centre Investments Limited ("ZCIL") or its designee as compensation, in the case of the Purchasers, for agreeing to purchase that number of shares necessary to bring the total proceeds of the Rights Offering, Employee Participation and the IP Stock Issuance to $200.0 million, and, in the case of ZCIL, for ZCIL's providing certain financing commitments to the Purchasers under the Stock Purchase Agreement. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL." In addition, SNTL paid to designees of the Purchasers fees totaling $3.9 million in consideration of their providing SNTL with the opportunity to undertake the acquisition of BIG, originating a portion of the financing for the acquisition of BIG and assisting in negotiating the terms of the acquisition of BIG.

    On December 3, 1997, the Trust, a wholly owned subsidiary of SNTL, issued its Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement and also issued to SNTL, for an aggregate consideration of approximately $3.25 million, all of the Trust's common securities. The proceeds from the sale of these securities were used by the Trust to purchase SNTL's Senior Subordinated Notes. On January 16, 1998, SNTL and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and related Company Guarantee, pursuant to which substantially all of these securities were exchanged for substantially similar securities.

    As a result of our Chapter 11 filing, distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998 have been suspended. We have continued to accrue interest at a rate of 10.75% per annum compounded semi-annually. The Trust Preferred Securities and interest are classified on our consolidated balance sheet at December 31, 2000, under the category of liabilities subject to compromise under reorganization proceedings. As a result of the commencement of bankruptcy proceedings, the Trustee of the Trust has the right at any time to cause the holders of Preferred Securities to exchange their securities for the Senior Subordinated Notes held by the Trust.

    We are party to two leases principally associated with our home and branch office in Denver. Our minimum lease commitment with respect to these leases in 2001 is approximately $212 thousand. These leases expire in 2003 and 2004, respectively.

    While the Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization, we do not presently foresee any expenditures during the next twelve months other than those arising in the normal course of business.

    The effect of inflation on our revenues and net income during the years ended December 31, 2000, 1999, and 1998 was not significant.

Taxes

    Our 1999 and prior consolidated federal income tax returns reflected approximately $762.4 million of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $569.4 million of SNTL's $762.4 million of NOLs was generated in 1999, and, if not used in future years, will expire at the end of 2019. The remaining $193.0 million of NOLs expire between 2000 and 2018. SNTL's 1997 and 1998 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2000 consolidated return will result in a net operating loss of at least $200.0 million, increasing total NOLs to at least $962.4 million at December 31, 2000. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates. Our ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs, See Business—Tax Net Operating Loss Carryforwards. Since there is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court, we recorded on our consolidated financial statements a valuation allowance against all of our deferred tax asset for the years ended December 31, 1999 and 2000.

Supplementary Data

    Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

	Quarter-to-Date Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2000
Revenues	$23,006	$23,826	$32,243	$1,605
(Loss) income before income taxes, trust preferred securities dividends and accretion and discontinued operations	$(3,007)	$2,462	$2,800	$3,470
Net (loss) income	$(6,050)	$(591)	$(230)	$90
Basic earnings per share	$(0.34)	$(0.03)	$(0.01)	$0.01
Diluted earnings per share	$(0.34)	$(0.03)	$(0.01)	$0.01
1999
Revenues	$6,011	$6,641	$11,887	$15,438
Loss before income taxes, trust preferred securities dividends and accretion and discontinued operations	$(2,221)	$(1,081)	$(2,100)	$(18,127)
Net income (loss)	$6,705	$2,233	$(38,999)	$(423,665)
Basic earnings per share	$0.38	$0.13	$(2.20)	$(23.87)
Diluted earnings per share	$0.34	$0.11	$(2.20)	$(23.87)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our consolidated balance sheet includes assets and liabilities whose fair values are subject to market risks. Due to our insignificant level of investments in fixed maturity securities (bonds) and equity securities, we have limited exposure to interest rate risk and equity price risk. The following sections address the significant market risks associated with our financial activities as of December 31, 2000.

    Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used.

Interest Rate Risk

    We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated expenditures and other liabilities. As of December 31, 2000, our fixed maturity portfolio represented 1.1% of our total assets and 1.5% of our invested assets. Management intends to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

    Our fixed maturity investments, notes payable and notes payable to bank are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

    The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios.

Interest Rate Risk

	Fair Value at December 31, 2000	Hypothetical Change in Interest Rate (bp=basis pts.)	Estimated Fair Value After Hypothetical Change in Interest Rate		Hypothetical Percentage Increase/ (Decrease) in Stockholders' Equity
	(in thousands)		(in thousands)
Assets:
Corporate Instruments	$368	100 bp decrease 100 bp increase 200 bp increase	$ $ $	374 362 355	$6 ($6 ($13	) )
Liabilities:
Long-term Debt	$112,486	100 bp decrease 100 bp increase 200 bp increase	$ $ $	109,787 115,185 117,883	($2,699 $2,699 $5,397)
Trust Preferred Securities	$105,000	100 bp decrease 100 bp increase 200 bp increase	$ $ $	96,798 113,202 121,404	($8,202 $8,202 $16,404)

    The interest rate on our long-term debt is adjustable based on market indices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

    Information is set forth below concerning our directors and the year in which each was first elected as a director.

Directors	Age	Position	Director Since
Steven B. Gruber	43	Director	1997
Gordon E. Noble	72	Director	1990
Craig F. Schwarberg	45	Director	1992
Robert A. Spass	45	Director	1992
Bradley E. Cooper	34	Director	1992
William L. Gentz	60	Chairman of the Board	1994
J. Chris Seaman	46	President, Chief Executive Officer and Director	1993
Roger W. Gilbert	69	Director	1997
Arnold J. Senter	59	Executive Vice President, Chief Operating Officer and Director	1999

    No arrangement or understanding exists between any director and any other person under which a director was or is to be selected as a director or nominee to be a director, except that IP Delaware and IP Bermuda nominated Steven B. Gruber to the Board of Directors in April 1997, under the terms of the Stock Purchase Agreement pursuant to which IP Delaware, IP Bermuda and others purchased our common stock in connection with our acquisition of Pac Rim. Under the Stock Purchase Agreement, under which IP Delaware, IP Bermuda, and IP II purchased our common stock in December 1998 in connection with our acquisition of BIG, IP Delaware, IP Bermuda, IP II and certain related parties agreed that they would not elect more than five directors to our nine-member Board.

    Steven B. Gruber became a director of SNTL in April 1997. He was a founder of, and since February 1994, has served as a Managing Partner of, Insurance Partners Advisors, L.P. ("IPA"). Since May 1990, Mr. Gruber has served as a Managing Director of Oak Hill Partners, Inc. and since October 1992, has served as a Vice President of Keystone, Inc. From 1981 to April 1990 he was associated with Lehman Brothers Inc., most recently as Managing Director and Co-Head of high-yield securities. From 1994 to 1997, he served as a director of Unionamerica Holdings plc. From 1990 to 1996, he served as a director of National Reinsurance Holding, Corp. He is also a director of Reliant Building Products, Inc., Grove Worldwide L.L.C., and MVE Inc.

    Gordon E. Noble became a director of SNTL in October 1990. Since July 1990, he has been Chairman and Chief Executive Officer of Commodore Insurance Services. Previously he served as Executive Vice President and as a director and member of the Executive Committee of Sedgwick James, an international insurance brokerage and risk management firm.

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

    Bradley E. Cooper became a director of SNTL in May 1992. From 1998 to present, Mr. Cooper has served as Senior Vice President of Capital Z Management, Inc. and Capital Z Partners, Ltd., and has served as a partner of Insurance Partners Advisors, L.P. since 1994. Mr. Cooper served as Vice President of International Insurance Advisors, Inc. from 1990 to 1994. Prior to 1990, Mr. Cooper was an analyst with Salomon Brothers, Inc. Mr. Cooper is a director of Highlands Insurance Group, Inc. and Ceres Group, Inc.

    William L. Gentz became a director of SNTL in June 1994. Mr. Gentz has served as our Chairman of the Board since July 1999. Prior to becoming Chairman of the Board, Mr. Gentz served as SNTL's President and Chief Executive Officer from June 1994 until July 1999. Mr. Gentz joined us after seventeen years at Zenith Insurance Company, where he was responsible for marketing, underwriting, loss control, and field operations for Zenith's workers' compensation operations. He began his insurance career in 1958, and from 1958 to 1968 worked in the marketing and underwriting departments of a variety of insurance companies in the mid-west and California.

    J. Chris Seaman became a director of SNTL in March 1993. Mr. Seaman has held the positions of President and Chief Executive Officer since July 1999. Prior to July 1999, Mr. Seaman held the positions of SNTL's Executive Vice President since February 1995 and SNTL's Chief Financial Officer since July 1991. Prior to joining us, Mr. Seaman was the Chief Financial Officer of a private company engaged in insurance company acquisitions, which he joined after spending ten years with Ernst & Whinney. Mr. Seaman previously held staff positions at Industrial Indemnity Insurance Company and management positions at Allianz of America Corporation.

    Roger W. Gilbert became a director of SNTL in April 1997. From May 1988 until he retired in June 1993, Mr. Gilbert served simultaneously as the Chief Executive Officer and Chairman of the Board of TIC Indemnity Co., the Chief Executive Officer of TMIC Insurance Co. Inc., and a California Special Deputy Insurance Commissioner, a position to which he was appointed by the California Insurance Commissioner. Prior to 1988, Mr. Gilbert served as Senior Vice President and director of Great American Insurance Companies, and as President of Great America West Inc.

    Arnold J. Senter became a director of SNTL in July 1999. Mr. Senter has held the positions of Executive Vice President and Chief Operating Officer since February 1997. Prior to joining us, Mr. Senter most recently served as Senior Vice President, Southwest and Southeast Operations at Zenith National Insurance Company, and had previously held various operational positions in nearly every functional area for Zenith since 1981. Mr. Senter has 30 years experience with both regional and national carriers.

Committees

    There are no active committees of the Board of Directors. Compensation is as approved by the Bankruptcy Court. Financial statements are filed monthly with the Bankruptcy Court in conformity with applicable laws and they are not reviewed by the Board of Directors prior to filing with the Bankruptcy Court.

Meetings and Remuneration

    Due to the liquidating companies conservation on March 6, 2000 by the CDI, there were only two Board of Directors meetings held during 2000. The Board had also met from time to time with bankruptcy counsel to discuss the proceedings.

    Messrs. Spass, Cooper, and Gruber hold management positions with several entities that either engaged in transactions with us or are affiliated with entities that engaged in transactions with us during 1999. These transactions are described in "Certain Relationships and Related Transactions." Additionally, Mr. Gentz and Mr. Seaman purchased common stock from us in connection with the rights offering we completed in December 1998 to help finance our acquisition of BIG. As employees of SNTL, they were able to borrow from us the funds they used to purchase this common stock, as further described in "Certain Relationships and Related Transactions."

Executive Officers

    Set forth in the table below are the names, ages and current offices held by our executive officers.

Name	Age	Position	Executive Officer Since
J. Chris Seaman	46	President and Chief Executive Officer	1999
Arnold J. Senter	59	Executive Vice President and Chief Operating Officer	1997
Robert E. Nagle	52	Senior Vice President, General Counsel and Secretary	1996
Alex Corbett	38	Chief Financial Officer	2000

    Our Board of Directors elects the executive officers, who serve at the Board's discretion. No arrangement exists between any executive officer and any other person under which any executive officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any director or to any other executive officer.

    J. Chris Seaman has held the position of President and Chief Executive Officer since July 1999, and has served as a director of SNTL since March 1993. Prior to July 1999, Mr. Seaman held the positions of SNTL's Executive Vice President since February 1995 and SNTL's Chief Financial Officer since July 1991. Prior to joining us, Mr. Seaman was the Chief Financial Officer of a private company engaged in insurance company acquisitions, which he joined after spending ten years with Ernst & Whinney. He previously held staff positions at Industrial Indemnity Insurance Company and management positions at Allianz of America Corporation.

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

    Alex Corbett has held the position of Chief Financial Officer since October 2000 and before October 2000 he held various accounting staff and accounting management positions within SNTL since he joined SNTL in August 1990. From 1988 until he joined SNTL, Mr. Corbett was a financial analyst for Lockheed Aeronautical Systems Company.

    A number of SNTL executives have performed services for the CDI for the benefit of the liquidating companies. Those executives were considered by the CDI to be essential to the operation of the liquidating companies, and their salaries and benefits are being paid by the CDI. Were the CDI not using its powers to obtain their services, those executives would be included in SNTL's list of executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires our insiders, who are our directors, executive officers, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

    Based solely on our review of the copies of the forms we have received, or written representations from our insiders that no Forms 5 were required to be filed by those persons, we believe that our insiders complied with Section 16(a) filing requirements for fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The following table provides information concerning the compensation we paid for services in all capacities to SNTL for the fiscal years ended December 31, 2000, 1999, and 1998 to those persons who were, at December 31, 2000, (1) the chief executive officer and (2) the other four most highly compensated officers of SNTL.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						Awards				Payouts
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)		Other Annual Compen- sation($)	Restricted Stock Awards ($)(3)			Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compen- sation ($)(4)
William L. Gentz(10) Chairman of the Board of Directors	2000 1999 1998	$330,342 336,884 326,615	$	— 210,000 210,000	$3,500 3,500 —	$	— 143,491 —	(5)	— 14,813 —	— — —	$8,280 8,379 2,400
J. Chris Seaman(11) President and Chief Executive Officer	2000 1999 1998	257,557 279,939 241,997		— 175,000 175,000	3,500 3,500 —		— 141,128 —	(6)	— 14,569 —	— — —	2,319 4,966 2,400
Arnold J. Senter(7) Executive Vice President and Chief Operating Officer	2000 1999 1998	257,557 263,038 235,128		— 175,000 175,000	3,500 3,500 —		— 141,128 —	(7)	— 14,569 27,500	— — —	6,611 6,010 2,400
Douglas Roche Senior Vice President and Chief Information Officer	2000 1999 1998	186,049 158,493 145,644		— 20,000 30,000	55,810 3,500 —		— — —	(8)	— 2,500 2,000	— — —	4,480 4,858 2,400
Robert E. Nagle Senior Vice President, General Counsel and Secretary	2000 1999 1998	166,043 168,339 153,492		— 30,000 30,000	— — —		— — —	(9)	— 15,000 5,000	— — —	4,981 4,844 2,400

(1)
The amounts in this column include salary and other cash compensation paid in that year, other than amounts listed in the columns entitled "Bonus" and "Other Annual Compensation."

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

(5)
As of December 31, 2000, Mr. Gentz held an aggregate of 6,698 shares of restricted stock valued at $522, based upon the $0.078 per share fair market value of the common stock on that date. On March 6, 2000, Mr. Gentz had surrendered 30,658 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(6)
As of December 31, 2000, Mr. Seaman held an aggregate of 5,240 shares of restricted stock valued at $409, based upon the $0.078 per share fair market value of the common stock on that date. Mr. Seaman had surrendered 26,207 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(7)
As of December 31, 2000, Mr. Senter held no restricted stock shares since he had surrendered all 7,284 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(8)
As of December 31, 2000, Mr. Roche held an aggregate of 1,520 shares of restricted stock valued at $119, based upon the $0.078 per share fair market value of the common stock on that date. Mr. Roche had surrendered 4,867 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(9)
As of December 31, 2000, Mr. Nagle held an aggregate of 172 shares of restricted stock valued at $13, based upon the $0.078 per share fair market value of the common stock on that date. Mr. Nagle had surrendered 1,328 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(10)
The compensation paid to Mr. Gentz in 1998 and a partial amount in 1999, for January 1999 through June 1999, was for the positions he held as President and Chief Executive Officer.

(11)
The compensation paid to Mr. Seaman in 1998 and a partial amount in 1999, for January 1999 through June 1999, was for the position he held as Executive Vice President and Chief Financial Officer.

Employment Agreements

    We have employment agreements with the following executive officers:

    William L. Gentz, Chairman of the Board. Mr. Gentz's agreement expired on June 1, 1999, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $325,000, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Gentz's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Gentz's employment or a significant diminution of Mr. Gentz's duties and responsibilities in connection with a change in control of SNTL, Mr. Gentz would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    Arnold J. Senter, Executive Vice President and Chief Operating Officer. Mr. Senter's agreement expired on February 17, 1999, but was renewed under a provision providing that the agreement would automatically renew in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $250,000, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Senter's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Senter's employment or a significant diminution of Mr. Senter's duties and responsibilities in connection with a change in control of SNTL, Mr. Senter would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    J. Chris Seaman, President and Chief Executive Officer. Mr. Seaman's agreement expired on June 1, 1999, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $250,000, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Seaman's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Seaman's employment or a significant diminution of Mr. Seaman's duties and responsibilities in connection with a change in control of Superior National, Mr. Seaman would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

    Robert E. Nagle, Senior Vice President, General Counsel and Secretary. Mr. Nagle's agreement expires on November 17, 2001, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $160,000, plus benefits and incidentals generally provided to officers, and is thereafter determined by the Board. If we terminate Mr. Nagle's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Nagle's employment or a significant diminution of Mr. Nagle's duties and responsibilities in connection with a change in control of Superior National, Mr. Nagle would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

Change in Control Arrangements

    In addition to the rights described above with respect to Messrs. Gentz, Senter, Seaman and Nagle, the only change in control arrangements that we have are in our stock incentive plans. No stock issued under those plans has any material value.

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

Stock Purchase Plan

    Under our Employee Stock Purchase Plan, which became effective January 1, 1999, we have made available for sale to our employees a total of 500,000 shares of our common stock. A committee that our Board designates will administer the plan and we intend for it to qualify as an employee stock purchase plan within the meaning of the Internal Revenue Code. Any employee of SNTL, or of a designated subsidiary, whom we have employed for at least thirty continuous days and whom we have scheduled to work regularly at least twenty hours per week may participate.

    Under the plan, at least fifteen days before the beginning of each calendar quarter, an employee must designate either a fixed dollar amount or a fixed percentage of his or her compensation which we will withhold from his or her paycheck throughout the forthcoming calendar quarter. During that quarter, the employee may not change this designated amount although he or she may elect, at any time, to withdraw from the plan. An employee may contribute up to $25,000 during each calendar year with a minimum contribution per payroll period of $10. We deposit these funds into separate accounts for each employee and at the end of each calendar quarter automatically purchase shares of our common stock using the accumulated amounts. The price of each share purchased under the plan is 85% of SNTL's closing price on Nasdaq on the final day of the calendar quarter.

    Our Board may amend or terminate the plan at any time, except as to then outstanding rights to purchase common stock under the plan. However, our stockholders must approve any change that pertains either to the class of employees who may participate or to the maximum number of shares that employees may purchase under the plan.

Option Grants in 2000

    There were no options granted during 2000 to each executive officer named in the Summary Compensation Table set forth above under "—Executive Compensation."

Option Exercises and Year-End Value

    The following table sets forth information about the aggregate number of options exercised during 2000 by each executive officer named in the Summary Compensation Table set forth above under "—Executive Compensation," and about outstanding options that each of these officers held on December 31, 2000.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End$(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
William L. Gentz	—	—	14,253/19,360	$ — /$—
J. Chris Seaman	—	—	13,429/18,640	— / —
Arnold J. Senter	—	—	28,929/38,140	— / —
Douglas Roche	—	—	4,555/16,110	— / —
Robert E. Nagle	—	—	1,530/4,460	— / —

(1)
Uses a fair market value at December 31, 2000 of $0.078 per share, with the aggregate exercise price deducted from the total value of the common stock underlying the options.

Compensation Committee Interlocks and Insider Participation

    There are no active committees of the Board of Directors. Compensation is as approved by the Bankruptcy Court.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Principal Beneficial Owners

    The table below sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2001 by each person we know to own beneficially more than 5% of the outstanding shares of our common stock.

Principal Beneficial Owners

Name and Address	Shares		Percent(1)
"IP II" Capital Z Financial Services Fund II, L.P. One Chase Manhattan Plaza New York, New York 10005	5,276,960	(2)	29.34%
"IP Delaware" Insurance Partners, L.P. 201 Main Street Suite 2600 Ft. Worth, Texas 76102	4,554,895	(3)	25.01
"IP Bermuda" Insurance Partners Offshore (Bermuda), L.P. Cedar House 41 Cedar Avenue P.O. Box HM 1179 Hamilton HM HX, Bermuda	2,055,098	(4)	11.37
"IIA" International Insurance Advisors, Inc. One Chase Manhattan Plaza 44th Floor New York, New York 10005	1,230,149	(5)	6.40
"Centre Solutions" Centre Solutions (Bermuda) Limited One Victoria Street Seventh Floor Hamilton HM HX, Bermuda	974,484	(6)	5.14

(1)
Percent ownership is based on 17,985,538 shares of common stock outstanding on August 1, 2001, plus any shares issuable with respect to warrants held by the entity in question that may be exercised within 60 days after August 1, 2001.

(2)
Robert A. Spass and Bradley E. Cooper, who are directors of SNTL, are officers of Capital Z, the ultimate general partner of IP II. In addition, Messrs. Spass and Cooper each owns 9.9% of the voting capital stock of Capital Z. No person or entity owns 10% or more of the voting capital stock of Capital Z. Messrs. Spass and Cooper each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of our common stock that are beneficially owned by IP II. Some members of our management are investors in an investment fund that is a limited partner of IP II.

(3)
Includes 229,754 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of SNTL, are the President and a Vice President, respectively, of the ultimate general partner of IP Delaware. Mr. Spass owns 40% and Messrs. Gruber and Daniel L. Doctoroff each owns 30% of the voting capital stock of the ultimate general partner of IP Delaware. In addition, Messrs. Spass, Gruber, Doctoroff, and Bradley E. Cooper, a director of SNTL, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Delaware. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IP Delaware's ability to acquire additional equity securities of SNTL.

(4)
Includes 93,206 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of SNTL, are the President and a Vice President, respectively, of the ultimate general partner of IP Bermuda. Robert A. Spass owns 40% and Messrs. Gruber and Doctoroff each owns 30% of the voting capital stock of the ultimate general partner of IP Bermuda. In addition, Messrs. Spass, Gruber, and Doctoroff and Bradley E. Cooper, a director of SNTL, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Bermuda. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Bermuda. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IP Bermuda's ability to acquire additional equity securities of SNTL.

(5)
Represents warrants to purchase shares of common stock that are subject to a revocable agency relationship that IIA has with Centre Solutions and the limited partners and the general partner of International Insurance Investors, L.P. As agent, IIA has the revocable authority to exercise rights set forth in the warrants and to vote any shares of common stock issuable upon exercise of the warrants. Robert A. Spass, a director of SNTL, is an officer of IIA and, as such, has the authority to exercise these rights. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IIA's ability to acquire additional equity securities of SNTL.

(6)
Represents warrants to purchase 395,128 shares of common stock held by Centre Solutions and warrants to purchase 579,356 shares of common stock held by CentreLine. The warrants held by Centre Solutions are subject to IIA's revocable agency relationship, which is described in footnote 5 above. CentreLine is an affiliate of Centre Solutions. Steven D. Germain, Scott Levine, Tara Leonard, and David A. Brown are directors of Centre Solutions and CentreLine. Messrs. Germain, Levine, and Brown and Ms. Leonard disclaim any beneficial interest in the warrants held by Centre Solutions and CentreLine and the shares of common stock issuable upon their exercise. However, as officers and/or directors of both Centre Solutions and CentreLine, they share voting and/or investment power over these securities (subject to IIA's agency relationship with respect to the warrants held by Centre Solutions). See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on Centre Solution's and CentreLine's ability to acquire additional equity securities of SNTL. The reported number of shares issuable upon exercise of warrants does not include warrants to purchase 75,262 shares of common stock held by International Insurance Investors, L.P. (subject to IIA's revocable agency relationship) in reserve for the payment by Centre Solutions to IIA and Centre Re of their incentive fee under International Insurance Investors, L.P.'s investment advisory agreements with IIA and Centre Re.

Security Ownership of Management

    The following table sets forth certain information regarding the beneficial ownership of our common stock on August 1, 2001 by (1) each director and the executive officers named in the Summary Compensation Table set forth under "Management—Executive Compensation" and (2) all directors and executive officers as a group.

Ownership of Management

Name	Shares		Percent(1)
William L. Gentz	35,900	(2)	*
J. Chris Seaman	24,380	(3)	*
Arnold J. Senter	39,339	(4)	*
Robert E. Nagle	9,110	(5)	*
Gordon E. Noble	1,200		*
Robert A. Spass	100,867	(6)	*
Craig F. Schwarberg	15,581	(7)	*
Bradley E. Cooper	34,140	(8)	*
Alex Corbett	12,890	(9)	*
Steven B. Gruber	—	(10)	—
Roger W. Gilbert	—		—
Directors and Executive Officers as a Group (11 persons)	151,794	(11)	*

*
Less than 1%

(1)
Percent ownership is based on the 17,985,538 shares of common stock outstanding on August 1, 2001, plus any shares issuable with respect to options or warrants held by the person in question that may be exercised within 60 days after August 1, 2001.

(2)
Includes 20,973 shares issuable upon exercise of options that are exercisable within 60 days of August 1, 2001.

(3)
Includes 19,839 shares issuable upon exercise of options that are exercisable within 60 days of August 1, 2001.

(4)
Includes 39,339 shares issuable upon exercise of options that are exercisable within 60 days of August 1, 2001.

(5)
Includes 9,110 shares issuable upon exercise of options that are exercisable within 60 days of August 1, 2001.

(6)
Includes 8,000 shares of common stock owned directly by Mr. Spass. Also includes (1) warrants to purchase 84,105 shares of common stock held by Mr. Spass, (2) warrants to purchase 7,216 shares of common stock owned by Mr. Spass that are subject to IIA's revocable agency relationship, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table, and (3) warrants to purchase 1,636 share of Common Stock held by Beach Haven Investors, Inc., of which Mr. Spass owns all of the outstanding securities. Also see footnotes 2 through 5 of the same table for information on Mr. Spass' relationship to IP II, IP Delaware, IP Bermuda, and IIA.

(7)
Includes (1) warrants to purchase 12,797 shares of common stock owned by Mr. Schwarberg and (2) warrants to purchase 2,790 shares of common stock that are subject to a revocable agency relationship with IIA, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table.

(8)
Includes 4,000 shares of common stock owned directly by Mr. Cooper. Also includes (1) warrants to purchase 29,210 shares of common stock owned by Mr. Cooper and (2) warrants to purchase 930 shares of common stock that are subject to a revocable agency relationship with IIA, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table. Also see footnotes 2, 3, and 4 of the same table for information on Mr. Cooper's relationship to IP II, IP Delaware and IP Bermuda.

(9)
Includes 2,890 shares issuable upon exercise of options that are exercisable within 60 days of August 1, 2001.

(10)
See footnotes 3 and 4 to the preceding "Principal Beneficial Owners" table for information concerning Mr. Gruber's relationship to IP Delaware and IP Bermuda.

(11)
See footnotes 2, 3, 4, 5, and 6 to the preceding "Principal Beneficial Owners" table for information on several of the directors' relationships to some of the principal beneficial owners of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with IIA

    Messrs. Spass and Cooper, who are directors of SNTL, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, who is a director of SNTL, is a former employee of IIA. We paid $250,000 to IIA during 1998 for investment banking and financial consulting services. We made this payment under a consulting agreement that we entered into with IIA in 1992. This agreement terminated at the end of 1999.

Sale of BICO; Issuance of Warrants

    In mid-December 1998, we sold Business Insurance Company ("BICO") to Centre Solutions Holdings (Delaware) Limited ("Centre Holdings") for approximately $11.7 million. We arrived at the BICO purchase price by means of arm's length bargaining with Centre Holdings. BICO was a subsidiary of Holdings, both of which we acquired in early December 1998. An additional $0.6 million of the purchase price was withheld by Centre Holdings and, subject to possible downward adjustments specified in the purchase agreement, was to have been paid to us in September 1999. Centre Holdings did not make the payment, asserting a right to set off such amount against other amounts they asserted we owed to Centre Holdings and its affiliates. Due to the size of Centre Holdings' claims in the bankruptcy court, we have recorded a bad debt allowance against the full amount of this receivable on our consolidated financial statements at December 31, 2000. Prior to the sale of BICO, under the terms of the Loss Portfolio Transfer and 100% Quota Share Reinsurance Contract among BICO, CalComp and SNIC, CalComp, as the reinsurer, assumed BICO's insurance business (excluding BICO's licenses and statutory capital) and liabilities, and received assets with the fair market value equal to the liabilities assumed.

    SNIC unconditionally guarantees the performance and payment of CalComp's obligations under this contract.

    As a condition to the sale of BICO, CalComp entered into a 100% Quota Share Reinsurance agreement with CIC (formerly BICO) under which CIC will provide SNTL with a "fronting" facility. See "Business—Front Company Business."

    Centre Holdings is an affiliate Zurich and Zurich is the owner of CentreLine and Centre Solutions, both of which have invested in our securities. In addition, several affiliates of Zurich are significant investors in IP II, IP Delaware and/or IP Bermuda. IP II, IP Delaware, and IP Bermuda purchased a significant percentage of the common stock we sold to finance our acquisition of BIG. See "—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL" below.

    In December 1998, we issued warrants to purchase 205,520 shares of common stock to Zurich Centre Group Holdings Limited. The warrants have an exercise of $16.75 per share and expire on December 10, 2003. These warrants represented a portion of the warrants to purchase an aggregate of 734,000 shares of common stock that we simultaneously issued to IP Delaware and IP Bermuda in connection with our December 1998 sale of common stock to help fund our acquisition of BIG. These warrants are not expected to be exercised, because they are priced far above the value of the common stock. See "Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL" below for additional information concerning these warrants.

Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL

Sale of Common Stock to the IP Partnerships

    In December 1998, we privately sold approximately $158 million of our common stock to IP II, IP Delaware, and IP Bermuda. At the same time we also completed our public rights offering under which we offered subscription rights to purchase our common stock to all of our stockholders (except for IP Delaware and IP Bermuda), warrant holders and to holders of our stock options and shares of restricted stock. Those directors and executive officers of SNTL who owned common stock and warrants, by virtue of these holdings, had the opportunity to purchase shares of common stock in the rights offering. These offerings provided a significant portion of the financing we needed to purchase Holdings.

    Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some members of our management, including William L. Gentz, Arnold J. Senter, and J. Chris Seaman, are investors in an investment fund that is a limited partner of IP II.

    Mr. Spass and Steven B. Gruber, who is a director of SNTL, are executive officers of the ultimate general partner of IP Delaware and IP Bermuda. In addition, Messrs. Spass, Gruber, and Cooper own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda.

    The Board of Directors, without Messrs. Spass, Gruber, and Cooper, who disclosed their conflict of interest, withdrew from the discussion, and abstained from the voting, unanimously approved the terms of the sale of common stock to the IP partnerships.

    Under the terms of our stock offering to the IP partnerships, they agreed to purchase 5,611,940 shares of our common stock at $16.75 per share, for a total of $94.0 million. They also agreed to provide a standby commitment under which they would purchase up to an additional 6,328,358 shares of common stock at $16.75 per share in an amount of shares necessary to bring the total proceeds of the private sale to the IP partnerships and the public sale of common stock under the rights offering to $200.0 million. Our independent directors, on behalf of SNTL, negotiated the $16.75 subscription price and the terms of the stock purchase agreement governing the sale to the IP partnerships. Because the $16.75 price equaled the subscription price in the rights offering and this price was set with the intention of inducing participation by our stockholders, the $16.75 price represented a discount to the market price of our common stock at the time the price was determined.

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

    On December 10, 1998 we paid a commitment fee to the IP partnerships in the form of warrants to purchase an aggregate of 734,000 shares of common stock at $16.75 per share for agreeing to provide the standby commitment. The warrants expire on December 10, 2003. IP II assigned the warrants it was entitled to receive to Zurich Centre Group Holdings Limited as compensation for its providing certain financing commitments to the IP partnerships under the stock purchase agreement. We paid this commitment fee by issuing (1) 229,754 warrants to IP Delaware, (2) 93,206 warrants to IP Bermuda, (3) 205,520 warrants to Zurich Centre Group Holdings Limited, and (4) 205,520 warrants to various principals and designees of the ultimate general partner of IP II. Robert A. Spass and Bradley E. Cooper, who are directors of SNTL and officers and equity holders of that general partner, received 32,825 warrants and 16,413 warrants, respectively, from the general partner. See footnotes 2, 3 and 4 to the preceding "Principal Beneficial Owners" table for additional information concerning the relationship of Mssr. Spass, Gruber, and Cooper to IP Delaware, IP Bermuda, and IP II.

    In connection with our stock offering to the IP partnerships, we also entered into a Registration Rights Agreement under which we agreed to provide the IP partnerships and some of their affiliates with registration rights that allow them to require SNTL to prepare and file with the SEC registration statements under the Securities Act covering the public offer and sale of shares they hold and to use its best efforts to cause these registration statements to be declared effective. We also agreed under this agreement to provide these same stockholders with customary "piggyback" registration rights that allow them to register shares if and when SNTL proposes to sell any of its common stock to the public in a transaction registered under the Securities Act. This agreement superseded an earlier Registration Rights Agreement that we entered into in 1996 with IP Delaware and IP Bermuda that contained similar provisions.

    In addition, we paid to designees of the IP partnerships fees totaling $3.9 million in consideration of the IP partnerships providing us with the opportunity to undertake the BIG acquisition, originating a portion of the financing for the acquisition, and assisting us in negotiating the terms of the acquisition.

Limitations on Related Parties Control of SNTL

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

  3.
  Except for the election of directors, with respect to any other vote of the stockholders of SNTL on a particular matter, if the aggregate number of all shares that are voted in like manner by the IP partnerships and their associates shall be greater than 35% of the total number of shares voted, then those votes that exceed the 35% threshold shall be voted in the same proportion as the other stockholders voted their shares with respect to that matter.

  4.
  With limited exceptions, the IP partnerships and their associates will not (a) acquire additional shares of our common stock, (b) enter into a business combination involving SNTL, (c) participate in any solicitation of proxies with respect to our common stock, or (d) participate in any group with respect to any of the foregoing.

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

Participation by Management in the Rights Offering

    In approving the rights offering to SNTL's stockholders described above, the Board of Directors decided to allow employees and consultants of SNTL who held stock options and shares of restricted stock to receive similar subscription rights. We distributed to these holders the same form of subscription right issued in the rights offering, including an identical $16.75 subscription price, except that each employee and consultant was required to agree that his or her rights were non-transferable.

    In addition, the Board of Directors authorized SNTL to lend funds to the participants sufficient to pay the purchase price for the common stock and any resulting tax liability if the participant signed a promissory note, and pledged to SNTL, as collateral, stock options, warrants and shares of common stock and restricted stock (including shares of common stock purchased in the rights offering). The amount of money that could be borrowed was limited to 66% of the total value of the collateral that was pledged. The value of a share of our common stock was based on an average of the closing sales price and the value of an option or warrant was equal to this value minus its exercise price. The annual interest rate on the promissory notes is 5.4% and accrued interest is payable on each December 31. The principal amount of each promissory note will be due in a lump sum on the earlier of December 10, 2008, or the date on which the borrower is no longer an employee or consultant of SNTL (unless his or her termination results from death or permanent disability, in which case the payment terms extend). The loan can be partially or entirely prepaid at any time without penalty.

    Under the terms of this pledge, if the amount outstanding under any promissory note (including interest) exceeds the value of the collateral, then the borrower is obligated to either prepay a portion of the promissory note or pledge additional securities as collateral, in either case, in an amount equal to the shortfall. If a borrower decides to sell any of the securities he or she has pledged as collateral, then a portion of the proceeds must be used to pay all accrued and unpaid interest and a percentage of the outstanding principal of the promissory note based upon the number of shares sold and the number of shares purchased with the promissory note. In addition, if a borrower should default under the terms of the pledge, which includes his or her ceasing to be an employee or consultant of SNTL (other than in the case of death or permanent disability), then SNTL shall have the right to sell all or any part of the pledged securities.

    In November of 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman, each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows, for the Years Ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

(a)(3)  Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of SNTL, as currently in effect(1)
3.2	Bylaws of SNTL, as currently in effect
Material Contracts
10.1	Settlement Agreement, dated September, 2000, by and among J. Clark Kelso, Acting Insurance Commissioner of the State of California; Superior National Insurance Company in Conservation; Superior Pacific Casualty Company in Conservation; California Compensation Insurance Company in Conservation; Combined Benefits Insurance Company in Conservation; Commercial Compensation Casualty Company in Conservation, formerly known as Commercial Compensation Insurance Company; Lumbermens Mutual Casualty Company; Kemper Employers Group, Inc.; Kemper Employers Insurance Company; Christopher M. Maisel, P.C.; Superior National Insurance Group, Inc.; Business Insurance Group, Inc.; SN Insurance Services, Inc. and SN Insurance Administrators, Inc.
10.2	Lease, dated October 19, 2000, by and between WRC Properties, Inc. and Superior National Insurance Group, Inc.
10.3	Lease, dated October 11, 2000, by and between Agoura Associates Limited and SN Insurance Services, Inc.
Executive Compensation Plans and Arrangements
10.4	Employment Agreement, dated November 17, 1999, by and between Mr. William L. Gentz, Chairman of the Board, and SNTL
10.5	Employment Agreement, dated November 17, 1999, by and between Mr. J. Chris Seaman, President and Chief Executive Officer, and SNTL
10.6	Employment Agreement, dated November 17, 1999, by and between Mr. Arnold J. Senter, Executive Vice President and Chief Operating Officer, and SNTL
10.7	Employment Agreement, dated November 17, 1999, by and between Mr. Robert E. Nagle, Senior Vice President, General Counsel and Secretary, and SNTL
10.8	1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan(2)
10.9	1995 Stock Incentive Plan(1)
21	Subsidiaries of SNTL

99.1	Debtor in Possession Operating Report for the period from April 26, 2000 to April 30, 2000 (Superior National Insurance Group, Inc.)
99.2	Debtor in Possession Operating Report for the period from May 1, 2000 to May 31, 2000 (Superior National Insurance Group, Inc.)
99.3	Debtor in Possession Operating Report for the period from June 1, 2000 to June 30, 2000 (Superior National Insurance Group, Inc.)
99.4	Debtor in Possession Operating Report for the period from July 1, 2000 to July 31, 2000 (Superior National Insurance Group, Inc.)
99.5	Debtor in Possession Operating Report for the period from August 1, 2000 to August 31, 2000 (Superior National Insurance Group, Inc.)
99.6	Debtor in Possession Interim Statement for the period from August 1, 2000 to August 31, 2000 (Superior National Insurance Group, Inc.)
99.7	Debtor in Possession Operating Report for the period from September 1, 2000 to September 30, 2000 (Superior National Insurance Group, Inc.)
99.8	Debtor in Possession Interim Statement for the period from September 1, 2000 to September 30, 2000 (Superior National Insurance Group, Inc.)
99.9	Debtor in Possession Operating Report for the period from October 1, 2000 to October 31, 2000 (Superior National Insurance Group, Inc.)
99.10	Debtor in Possession Operating Report for the period from November 1, 2000 to November 30, 2000 (Superior National Insurance Group, Inc.)
99.11	Debtor in Possession Interim Statement for the period from November 1, 2000 to November 30, 2000 (Superior National Insurance Group, Inc.)
99.12	Debtor in Possession Operating Report for the period from December 1, 2000 to December 31, 2000 (Superior National Insurance Group, Inc.)
99.13	Debtor in Possession Interim Statement for the period from December 1, 2000 to December 31, 2000 (Superior National Insurance Group, Inc.)
99.14	Debtor in Possession Operating Report for the period from January 1, 2001 to January 31, 2001 (Superior National Insurance Group, Inc.)
99.15	Debtor in Possession Interim Statement for the period from January 1, 2001 to January 31, 2001 (Superior National Insurance Group, Inc.)
99.16	Debtor in Possession Operating Report for the period from February 1, 2001 to February 28, 2001 (Superior National Insurance Group, Inc.)
99.17	Debtor in Possession Interim Statement for the period from February 1, 2001 to February 28, 2001 (Superior National Insurance Group, Inc.)
99.18	Debtor in Possession Operating Report for the period from March 1, 2001 to March 31, 2001 (Superior National Insurance Group, Inc.)
99.19	Debtor in Possession Interim Statement for the period from March 1, 2001 to March 31, 2001 (Superior National Insurance Group, Inc.)
99.20	Debtor in Possession Operating Report for the period from April 1, 2001 to April 30, 2001 (Superior National Insurance Group, Inc.)
99.21	Debtor in Possession Interim Statement for the period from April 1, 2001 to April 30, 2001 (Superior National Insurance Group, Inc.)

99.22	Debtor in Possession Operating Report for the period from May 1, 2001 to May 31, 2001 (Superior National Insurance Group, Inc.)
99.23	Debtor in Possession Interim Statement for the period from May 1, 2001 to May 31, 2001 (Superior National Insurance Group, Inc.)
99.24	Debtor in Possession Interim Statement for the period from June 1, 2001 to June 30, 2001 (Superior National Insurance Group, Inc.)
99.25	Debtor in Possession Operating Report for the period from April 26, 2000 to April 30, 2000 (SN Insurance Services, Inc.)
99.26	Debtor in Possession Operating Report for the period from May 1, 2000 to May 31, 2000 (SN Insurance Services Inc.)
99.27	Debtor in Possession Operating Report for the period from June 1, 2000 to June 30, 2000 (SN Insurance Services, Inc.)
99.28	Debtor in Possession Operating Report for the period from July 1, 2000 to July 31, 2000 (SN Insurance Services, Inc.)
99.29	Debtor in Possession Operating Report for the period from August 1, 2000 to August 31, 2000 (SN Insurance Services, Inc.)
99.30	Debtor in Possession Interim Statement for the period from August 1, 2000 to August 31, 2000 (SN Insurance Services, Inc.)
99.31	Debtor in Possession Operating Report for the period from September 1, 2000 to September 30, 2000 (SN Insurance Services, Inc.)
99.32	Debtor in Possession Interim Statement for the period from September 1, 2000 to September 30, 2000 (SN Insurance Services, Inc.)
99.33	Debtor in Possession Operating Report for the period from October 1, 2000 to October 31, 2000 (SN Insurance Services, Inc.)
99.34	Debtor in Possession Interim Statement for the period from October 1, 2000 to October 31, 2000 (SN Insurance Services, Inc.)
99.35	Debtor in Possession Operating Report for the period from November 1, 2000 to November 30, 2000 (SN Insurance Services, Inc.)
99.36	Debtor in Possession Interim Statement for the period from November 1, 2000 to November 30, 2000 (SN Insurance Services, Inc.)
99.37	Debtor in Possession Operating Report for the period from December 1, 2000 to December 31, 2000 (SN Insurance Services, Inc.)
99.38	Debtor in Possession Interim Statement for the period from December 1, 2000 to December 31, 2000 (SN Insurance Services, Inc.)
99.39	Debtor in Possession Operating Report for the period from January 1, 2001 to January 31, 2001 (SN Insurance Services, Inc.)
99.40	Debtor in Possession Interim Statement for the period from January 1, 2001 to January 31, 2001 (SN Insurance Services, Inc.)
99.41	Debtor in Possession Operating Report for the period from February 1, 2001 to February 28, 2001 (SN Insurance Services, Inc.)
99.42	Debtor in Possession Interim Statement for the period from February 1, 2001 to February 28, 2001 (SN Insurance Services, Inc.)

99.43	Debtor in Possession Operating Report for the period from March 1, 2001 to March 31, 2001 (SN Insurance Services, Inc.)
99.44	Debtor in Possession Interim Statement for the period from March 1, 2001 to March 31, 2001 (SN Insurance Services, Inc.)
99.45	Debtor in Possession Operating Report for the period from April 1, 2001 to April 30, 2001 (SN Insurance Services, Inc.)
99.46	Debtor in Possession Interim Statement for the period from April 1, 2001 to April 30, 2001 (SN Insurance Services, Inc.)
99.47	Debtor in Possession Interim Statement for the period from May 1, 2001 to May 31, 2001 (SN Insurance Services, Inc.)
99.48	Debtor in Possession Operating Report for the period from May 1, 2001 to May 31, 2001 (SN Insurance Services, Inc.)
99.49	Debtor in Possession Interim Statement for the period from June 1, 2001 to June 30, 2001 (SN Insurance Services, Inc.)
99.50	Debtor in Possession Operating Report for the period from April 25, 2000 to April 30, 2000 (SN Insurance Administrators, Inc.)
99.51	Debtor in Possession Operating Report for the period from May 1, 2000 to May 31, 2000 (SN Insurance Administrators, Inc.)
99.52	Debtor in Possession Operating Report for the period from June 1, 2000 to June 30, 2000 (SN Insurance Administrators, Inc.)
99.53	Debtor in Possession Operating Report for the period from July 1, 2000 to July 31, 2000 (SN Insurance Administrators, Inc.)
99.54	Debtor in Possession Operating Report for the period from August 1, 2000 to August 30, 2000 (SN Insurance Administrators, Inc.)
99.55	Debtor in Possession Interim Statement for the period from August 1, 2000 to August 31, 2000 (SN Insurance Administrators, Inc.)
99.56	Debtor in Possession Operating Report for the period from September 1, 2000 to September 30, 2000 (SN Insurance Administrators, Inc.)
99.57	Debtor in Possession Interim Statement for the period from September 1, 2000 to September 30, 2000 (SN Insurance Administrators, Inc.)
99.58	Debtor in Possession Operating Report for the period from October 1, 2000 to October 31, 2000 (SN Insurance Administrators, Inc.)
99.59	Debtor in Possession Interim Statement for the period from October 1, 2000 to October 31, 2000 (SN Insurance Administrators, Inc.)
99.60	Debtor in Possession Operating Report for the period from November 1, 2000 to November 30, 2000 (SN Insurance Administrators, Inc.)
99.61	Debtor in Possession Interim Statement for the period from November 1, 2000 to November 30, 2000 (SN Insurance Administrators, Inc.)
99.62	Debtor in Possession Operating Report for the period from December 1, 2000 to December 31, 2000 (SN Insurance Administrators, Inc.)
99.63	Debtor in Possession Interim Statement for the period from December 1, 2000 to December 31, 2000 (SN Insurance Administrators, Inc.)

99.64	Debtor in Possession Operating Report for the period from January 1, 2001 to January 31, 2001 (SN Insurance Administrators, Inc.)
99.65	Debtor in Possession Interim Statement for the period from January 1, 2001 to January 31, 2001 (SN Insurance Administrators, Inc.)
99.66	Debtor in Possession Operating Report for the period from February 1, 2001 to February 28, 2001 (SN Insurance Adminstrators, Inc.)
99.67	Debtor in Possession Interim Statement for the period from February 1, 2001 to February 28, 2001 (SN Insurance Administrators, Inc.)
99.68	Debtor in Possession Operating Report for the period from March 1, 2001 to March 31, 2001 (SN Insurance Adminstrators, Inc.)
99.69	Debtor in Possession Interim Statement for the period from March 1, 2001 to March 31, 2001 (SN Insurance Administrators, Inc.)
99.70	Debtor in Possession Operating Report for the period from April 1, 2001 to April 30, 2001 (SN Insurance Adminstrators, Inc.)
99.71	Debtor in Possession Interim Statement for the period from April 1, 2001 to April 30, 2001 (SN Insurance Administrators, Inc.)
99.72	Debtor in Possession Operating Report for the period from May 1, 2001 to May 31, 2001 (SN Insurance Adminstrators, Inc.)
99.73	Debtor in Possession Interim Statement for the period from May 1, 2001 to May 31, 2001 (SN Insurance Administrators, Inc.)
99.74	Debtor in Possession Interim Statement for the period from June 1, 2001 to June 30, 2001 (SN Insurance Administrators, Inc.)
99.75	Debtor in Possession Operating Report for the period from April 26, 2000 to April 30, 2000 (Business Insurance Group, Inc.)
99.76	Debtor in Possession Operating Report for the period from May 1, 2000 to May 31, 2000 (Business Insurance Group, Inc.)
99.77	Debtor in Possession Operating Report for the period from June 1, 2000 to June 30, 2000 (Business Insurance Group, Inc.)
99.78	Debtor in Possession Operating Report for the period from July 1, 2000 to July 31, 2000 (Business Insurance Group, Inc.)
99.79	Debtor in Possession Operating Report for the period from August 1, 2000 to August 31, 2000 (Business Insurance Group, Inc.)
99.80	Debtor in Possession Interim Statement for the period from August 1, 2000 to August 31, 2000 (Business Insurance Group, Inc.)
99.81	Debtor in Possession Operating Report for the period from September 1, 2000 to September 30, 2000 (Business Insurance Group, Inc.)
99.82	Debtor in Possession Interim Statement for the period from September 1, 2000 to September 30, 2000 (Business Insurance Group, Inc.)
99.83	Debtor in Possession Operating Report for the period from October 1, 2000 to October 31, 2000 (Business Insurance Group, Inc.)
99.84	Debtor in Possession Interim Statement for the period from October 1, 2000 to October 31, 2000 (Business Insurance Group, Inc.)

99.85	Debtor in Possession Operating Report for the period from November 1, 2000 to November 30, 2000 (Business Insurance Group, Inc.)
99.86	Debtor in Possession Interim Statement for the period from November 1, 2000 to November 30, 2000 (Business Insurance Group, Inc.)
99.87	Debtor in Possession Operating Report for the period from December 1, 2000 to December 31, 2000 (Business Insurance Group, Inc.)
99.88	Debtor in Possession Interim Statement for the period from December 1, 2000 to December 31, 2000 (Business Insurance Group, Inc.)
99.89	Debtor in Possession Operating Report for the period from January 1, 2001 to January 31, 2001 (Business Insurance Group, Inc.)
99.90	Debtor in Possession Interim Statement for the period from January 1, 2001 to January 31, 2001 (Business Insurance Group, Inc.)
99.91	Debtor in Possession Operating Report for the period from February 1, 2001 to February 28, 2001 (Business Insurance Group, Inc.)
99.92	Debtor in Possession Interim Statement for the period from February 1, 2001 to February 28, 2001 (Business Insurance Group, Inc.)
99.93	Debtor in Possession Operating Report for the period from March 1, 2001 to March 31, 2001 (Business Insurance Group, Inc.)
99.94	Debtor in Possession Interim Statement for the period from March 1, 2001 to March 31, 2001 (Business Insurance Group, Inc.)
99.95	Debtor in Possession Operating Report for the period from April 1, 2001 to April 30, 2001 (Business Insurance Group, Inc.)
99.96	Debtor in Possession Interim Statement for the period from April 1, 2001 to April 30, 2001 (Business Insurance Group, Inc.)
99.97	Debtor in Possession Operating Report for the period from May 1, 2001 to May 31, 2001 (Business Insurance Group, Inc.)
99.98	Debtor in Possession Interim Statement for the period from May 1, 2001 to May 31, 2001 (Business Insurance Group, Inc.)
99.99	Debtor in Possession Interim Statement for the period from June 1, 2001 to June 30, 2001 (Business Insurance Group, Inc.)
99.100	Debtor in Possession Interim Statement for the period from October 1, 2000 to October 31, 2000 (Superior National Insurance Group, Inc.)

(1)
Previously filed as an exhibit to SNTL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.

(2)
Previously filed as an exhibit to SNTL's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 29, 1996.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2001

SNTL CORPORATION
By:	/s/ J. CHRIS SEAMAN J. Chris Seaman President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM L. GENTZ William L. Gentz	Director
/s/ J. CHRIS SEAMAN J. Chris Seaman	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ ARNOLD J. SENTER Arnold J. Senter	Director, Executive Vice President and Chief Operating Officer
/s/ ALEX CORBETT Alex Corbett	Chief Financial Officer (Principal Financial Officer)
/s/ GORDON E. NOBLE Gordon E. Noble	Director
/s/ CRAIG F. SCHWARBERG Craig F. Schwarberg	Director
/s/ ROBERT A. SPASS Robert A. Spass	Director
/s/ BRADLEY E. COOPER Bradley E. Cooper	Director
/s/ STEVEN B. GRUBER Steven B. Gruber	Director
/s/ ROGER W. GILBERT Roger W. Gilbert	Director

F–1

Independent Auditors' Report

The Board of Directors
SNTL Corporation:

    We have audited the accompanying consolidated balance sheets of SNTL Corporation (formerly Superior National Insurance Group, Inc.) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the Note 1 to the consolidated financial statements, on April 26, 2000, the Company and certain subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization and the Company's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

KPMG LLP

Los Angeles, California
August 8, 2001

F–2

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

	December 31,
	2000	1999
	(Amounts in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	24,198	17,302
Accrued investment income	17	14
Commissions receivable	17,704	5,571
Allowance for doubtful accounts—commission receivable	(12,556)	—
Other	1,447	424

Total Current Assets	30,810	23,311
Long-Term Investments
Fixed maturities:
Available-for-sale, at market (cost: 2000 $367 and 1999, $373)	$368	$362
Equity securities, at market (cost: 2000 and 1999, $6)	5	7
Other Investments	500	200

Total Long-Term Investments	873	569
Property, plant and equipment (net of accumulated depreciation of $176 and $532, 2000 and 1999 respectively)	517	1,204
Capitalized internally developed software costs	155	—

Total Assets	$32,355	$25,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other liabilities	$6,334	$24,036
Trust premiums payable	6,714	3,832

Total Current Liabilities	13,048	27,868
Long-term debt	—	110,000
Interest payable on current debt and preferred securities	—	6,858
Liabilities subject to compromise under reorganization proceedings	245,393	—

Total Liabilities	258,441	144,726
Company-Obligated Trust Preferred Securities of Subsidiary Trust Holding Solely Senior Subordinated Notes of SNTL; $1,000 face per share; issued & outstanding 105,000 shares in 1999	—	105,000
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; authorized 40,000,000 shares: issued 18,013,438 shares in 2000 and 17,997,788 shares in 1999	179	179
Paid-in capital excess of par	228,372	229,299
Paid in capital—warrants	1,853	2,206
Accumulated other comprehensive income:
Unrealized (loss) gain on equity securities	(1)	1
Unrealized gain (loss) on available-for-sale investments	1	(11)
Accumulated deficit	(452,125)	(445,344)
Less: Unearned Compensation	(14)	(1,043)
Less: Notes receivable from subscribed stock	—	(6,447)
Less: Treasury stock: 807,735 shares in 2000 and 262,769 shares in 1999	(4,351)	(3,482)

Total Stockholders' Deficit	(226,086)	(224,642)

Total Liabilities and Stockholders' Deficit	$32,355	$25,084

See accompanying notes to consolidated financial statements.

F–3

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2000, 1999 and 1998

	Twelve Months Ended December 31,
	2000	1999	1998
	(Amounts in thousands)
Revenues:
Commission income	$28,273	$39,205	$7,875
Underwriting manager income	14,040	—	—
Claims services income	25,963	—	—
Net investment income	300	772	840
Other income	10,500	—	—

Total Revenues	79,076	39,977	8,715
Expenses:
Interest expense	12,354	10,296	600
Bad debt expense	12,556	—	—
Underwriting management expense	—	39,205	7,875
Other operating expenses	47,745	6,371	541

Total Expenses	72,655	55,872	9,016

Income (Loss) before reorganization items, income taxes, trust preferred securities dividends and accretion, and discontinued operations	6,421	(15,895)	(301)
Reorganization Items:
Recognition of deferred debt issuance costs	—	(7,634)	—
Professional fees	(2,040)	—	—
Retention bonus to key employees	(260)	—	—
Interest earned on accumulated cash resulting from Chapter 11 proceedings	1,604	—	—

Total Reorganization Items	(696)	(7,634)	—
Income tax expense	157	49,923	1,106

Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	5,568	(73,452)	(1,407)
Trust preferred securities dividends and accretion, net of income tax benefit of $3,962 in 1998	(12,349)	(11,357)	(7,357)
Loss from discontinued operations, net of income tax benefit of $2,605 in 1998	—	(35,352)	(4,838)
Loss on disposal of discontinued operations	—	(333,565)	—

Net Loss	$(6,781)	$(453,726)	$(13,602)

Basic earnings (loss) per share:
Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	$0.32	$(4.15)	$(0.21)
Trust preferred securities dividends and accretion	(0.71)	(0.64)	(1.09)
Loss from discontinued operations	—	(1.99)	(0.71)
Loss on disposal of discontinued operations	—	(18.83)	—

Net Loss	$(0.39)	$(25.61)	$(2.01)

Diluted earnings (loss) per share:
Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	$0.32	$(4.15)	$(0.21)
Trust preferred securities dividends and accretion	(0.71)	(0.64)	(1.09)
Loss from discontinued operations	—	(1.99)	(0.71)
Loss on disposal of discontinued operations	—	(18.83)	—

Net Loss	$(0.39)	$(25.61)	$(2.01)

See accompanying notes to consolidated financial statements.

F–4

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998

	Number of Shares Outstanding	Common Stock Par Value	Common Stock Paid-in Capital in Excess of Par	Treasury Stock	Notes Receivable From Subscribed Stock	Accumulated Other Comprehensive Income (Loss) Unrealized Gain (Loss) on Investments	Paid in Capital– Warrants	Comprehensive (Loss) Income	Retained Earnings	Unearned Compensation	Total Stockholders' Equity (Deficit)
Balance at December 31, 1997	5,871,279	$59	$34,242	$—	$—	$1,327	$2,206		$21,984	$—	$59,818

Comprehensive income (loss)
Net (loss)	—	—	—	—	—	—	—	$(13,602)	(13,602)	—	(13,602)

Other comprehensive
Unrealized gain on available-for-sale investments arising during period						1,307					1,307
Unrealized loss on equity securities arising during period						(109)					(109)
Less: reclassification adjustments for gains included in net income						(1,205)					(1,205)

Other comprehensive (loss), net of tax								(7)

Comprehensive (loss)								$(13,609)

Common stock issued	11,945,385	119	192,888	—	—	—	—		—	—	193,007
Stock issued under a stock option plan	6,970	—	44	—	—	—	—		—	—	44
Common stock issued under stock incentive plan	83,680	1	1,338	—	—	—	—		—	(1,107)	232
Notes receivable from subscribed stock		—	—	—	(10,385)	—			—	—	(10,385)
Purchase of treasury stock from director	(245,000)	(2)	—	(5,143)	—		—		—	—	(5,145)

Balance at December 31, 1998	17,662,314	$177	$228,512	$(5,143)	$(10,385)	$1,320	2,206		$8,382	$(1,107)	$223,962

Comprehensive (loss)
Net (loss)	—	—	—	—	—	—		$(453,726)	(453,726)		(453,726)

Write-off of insurance companies investments' unrealized gain/loss	—	—	—	—		(1,299)	—			—	(1,299)
Other comprehensive
Unrealized loss on available-for-sale investments arising during period						(22)					(22)
Unrealized loss on equity securities arising during period						(21)					(21)
Less: reclassification adjustments for gains included in net income						12					12

Other comprehensive (loss), net of tax								(31)

Comprehensive (loss)								$(453,757)

Common stock issued	8,076	—	195	—	—		—		—	—	195
Common stock issued in settlement of warrants	1,241	—	—	—	—	—	—		—	—	—
Stock issued under a stock option plan	44,484		269	—	—	—	—			—	269
Common stock issued under stock incentive plan	17,709	—	20	—	—	—	—		—	64	84
Common stock issued under the Employee Stock Purchase Plan	20,665	—	331		—	—	—		—	—	331
Subscribed stock canceled	(1,701)	—	(28)		—	—	—		—	—	(28)
Notes receivable from subscribed stock	—	—	—	—	3,938	—	—		—		3,938
Disposal of treasury stock held by SNIC	245,000	2	—	5,143	—	—	—		—	—	5,145
Purchase of treasury stock	(262,769)	—	—	(3,482)	—	—	—		—	—	(3,482)

Balance at December 31, 1999	17,735,019	$179	$229,299	$(3,482)	$(6,447)	$(10)	$2,206		$(445,344)	$(1,043)	$(224,642)

See accompanying notes to consolidated financial statements.

F–5

SNTL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
Years Ended December 31, 2000, 1999 and 1998

	Number of Shares Outstanding	Common Stock Par Value	Common Stock Paid-in Capital in Excess of Par	Treasury Stock	Notes Receivable From Subscribed Stock	Accumulated Other Comprehensive Income (Loss) Unrealized Gain (Loss) on Investments	Paid in Capital– Warrants	Comprehensive (Loss) Income	Retained Earnings	Unearned Compensation	Total Stockholders' Equity (Deficit)
Balance at December 31, 1999	17,735,019	$179	$229,299	$(3,482)	$(6,447)	$(10)	$2,206		$(445,344)	$(1,043)	$(224,642)

Comprehensive (loss)
Net (loss)	—	—	—	—	—	—	—	$(6,781)	(6,781)		(6,781)

Other comprehensive
Unrealized gain on available-for-sale investments arising during period						12					12
Unrealized loss on equity securities arising during period						(2)					(2)
Less: reclassification adjustments for gains included in net income						—					—

Other comprehensive income, net of tax								10

Comprehensive (loss)								$(6,771)

Warrants canceled	—	—	—	—	—	—	(353)				(353)
Common stock issued	678	—	—	—	—	—	—			—	—
Cancellation of issued but unvested restricted stock	—	—	(1,028)	—	—	—	—		—	1,029	1
Common stock issued under the Employee Stock Purchase Plan	14,972		101		—	—	—		—	—	101
Notes receivable from subscribed stock	—	—	—	—	6,447	—	—		—	—	6,447
Purchase of treasury stock	(544,966)	—	—	(869)	—	—	—		—	—	(869)

Balance at December 31, 2000	17,205,703	$179	$228,372	$(4,351)	$—	$—	$1,853		$(452,125)	$(14)	$(226,086)

See accompanying notes to consolidated financial statements.

F–6

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2000, 1999 and 1998

	Twelve Months Ended December 31,
	2000	1999	1998
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,781)	$(453,726)	$(13,602)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of bonds and preferred stock	6	5	3
Subscribed stock collateral redemption and non-cash severance	5,635	613	—
Loss (gain) on sale of investment	—	12	(93)
Loss on recognition of deferred trust preferred securities and bank debt acquisition costs	—	8,057	—
Loss from discontinued operations	—	368,917	4,838
Preferred securities dividends and accretion	12,349	11,357	7,357
(Increase) decrease in accrued investment income	(3)	44	4
Decrease in deferred income taxes	—	49,766	847
(Increase) decrease in commissions receivable	(12,133)	1,543	(7,114)
Increase in allowance for doubtful accounts	12,556	—	—
Increase in trust premiums payable	2,882	3,832	—
Increase in accrued interest payable on debt	—	696	596
(Increase) decrease in other assets	(389)	2,901	(1,683)
(Decrease) increase in accounts payable and other liabilities	(17,701)	2,954	(27,165)
Liabilities subject to compromise under reorganization
proceedings	11,186	—	—

Total adjustments	14,388	450,697	(22,410)

Net cash provided by (used in) operating activities	7,607	(3,029)	(36,012)

Cash flows from financing activities:
Paid-in-capital—stock options taken	—	269	276
Paid-in-capital—employee stock purchase plan	101	331	—
Paid-in-capital—restricted stock	—	84	—
Proceeds from issuance of common stock	—	—	193,007
Long-term debt—Chase Manhattan Bank	—	—	105,194
Purchase of treasury stock	—	—	(5,145)
Redemption of voting rights	—	(30)	—

Net cash provided by financing activities	101	654	293,332

Cash flows from investing activities:
Purchases of bonds and notes:
Investments available-for-sale	—	—	(5,790)
Purchase of common and preferred stock	—	(50,938)	(68,384)
Purchase of property, plant and equipment	(357)	—	—
Purchase of Business Insurance Group, Inc.	—	—	(287,851)
Capitalization of internal software development costs	(155)	—	—
Investments for discontinued operations	—	(9,209)	15,015
Investment in partnership	(300)	(150)	(50)
Sale of BICO	—	—	11,756
Sales and maturities of fixed maturities	—	—	7,856
Sales of common and preferred stock	—	50,926	68,432
Net decrease in short-term investments	—	7	24,309

Net cash used in investing activities	(812)	(9,364)	(234,707)

Net increase (decrease) in cash	6,896	(11,739)	22,613
Cash and invested cash at beginning of period	17,302	29,041	6,428

Cash and invested cash at end of period	$24,198	$17,302	$29,041

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$157	$156	$259

Cash paid during the year for interest	$5,400	$15,244	$11,260

See accompanying notes to consolidated financial statements.

F–7

SNTL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and 1999

(Amount in thousands except per share data)

1. Significant Events and Basis of Reporting

    On April 26, 2000, SNTL Corporation ("SNTL") formerly known as Superior National Insurance Group, Inc., SNTL Holdings Corporation ("Holdings") formerly known as Business Insurance Group, Inc., SN Insurance Services, Inc. ("SNIS"), and SN Insurance Administrators, Inc. ("SNIA"), ("the Chapter 11 companies" or "Debtors-in-Possession") filed a petition with the United States Bankruptcy Court ("Bankruptcy Court") seeking protection under Chapter 11 of the United States Bankruptcy Code. SNTL intends to present a plan of reorganization to the Bankruptcy Court during the third quarter of 2001. See Note 3—Chapter 11 Petition and Reorganization.

    The consolidated financial statements include the accounts of SNTL and all subsidiaries (together with SNTL, referred to as "we," "us," "our," "SNTL" and "the Company"). SNTL owns Holdings which is an intermediate holding company and was the surviving company in its January 1999 merger with Superior Pacific Insurance Group, Inc., a former wholly owned subsidiary of SNTL. Holdings owns ten, direct, wholly owned subsidiaries: SNIS, SNIA, InfoNet Management Systems, Inc. ("InfoNet"), Pacific Insurance Brokerage, Inc. ("Pacific"), Superior (Bermuda) Ltd. ("SBL"), Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Casualty Company ("CCCC"). Holdings' two operating subsidiaries, SNIS and SNIA, are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. InfoNet historically provided data processing purchasing services to SNTL, but is now inactive. Pacific has been inactive for over ten years. Holdings no longer controls the assets and operations of its insurance companies that were seized and conserved by the California Department of Insurance ("CDI") including CalComp, CBIC, CCCC, SNIC, and SPCC ("liquidating companies"), but remains the legal owner of their common shares, see Note 2—California Insurance Department Seizure and Conservation. SNTL also owns a reinsurance company domiciled in the nation of Bermuda named SBL. InfoNet, Pacific, and SBL are not Debtors-in-Possession.

    SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health insurance throughout the United States. Accordingly, when we prepared our consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"), SNTL reported as a property and liability insurance company. We do not believe it relevant to discuss and analyze SNTL's financial statements today in comparison with our financial statements filed in prior years, because the nature of our business is quite different as compared to all prior years. The operations of the five insurance companies are reflected in our consolidated financial statements for the years 1999 and prior as discontinued operations. The reason for this is due to the seizure and conservation by the CDI in March 2000, as discussed in Note 2—California Insurance Department Seizure and Conservation.

    Our consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America that vary in certain respects from accounting practices prescribed or permitted by state insurance regulatory authorities. The results of all significant intercompany transactions have been eliminated, except for agency operations with discontinued companies.

    Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or based on events that occurred, on or before the petition date of April 26, 2000. Liabilities may arise or

F–8

be subject to compromise as result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 9) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of December 31, 2000, subject to adjustment in the reorganization process.

    The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's consolidated tax net operating loss carryforward ("NOLs").

    Certain reclassifications have been made to prior year financial statements to conform to the 2000 presentation.

2. California Insurance Department Seizure and Conservation

    On March 3, 2000, the CDI used administrative powers granted to it under the California Insurance Code to seize the assets and operations of four of the liquidating companies domiciled in California, including SNIC, SPCC, CalComp, and CBIC. On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four liquidating companies. On September 26, 2000, the CDI was granted permission by the Los Angeles Superior Court to liquidate the assets and operations of the liquidating companies. When the California domiciled insurance companies were "conserved", that meant their assets and operations were removed from SNTL's control and their management was taken over by the CDI. The CDI seized and conserved our insurance companies because they were "statutorily impaired." Under California law any insurance company that does not possess sufficient assets to pay their unpaid claim and claim adjustment expenses, and to maintain in addition a statutorily prescribed minimum level of capital, is considered statutorily impaired.

    The seizure of the entirety of SNTL's operations on March 3, 2000, including the ejection of SNTL's senior management from our corporate offices, made corporate governance of, and compliance with the rules and regulations of the Securities and Exchange Commission by SNTL virtually impossible. We believed the CDI acted wrongly and lacked authority under governing laws and regulations to seize the Chapter 11 companies' assets and operations. We litigated these issues in Bankruptcy Court until reaching the Global Settlement Agreement. See Note 4—The Global Settlement Agreement.

    Holdings' subsidiary, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. CCIC was not seized or conserved by the CDI because the New York Department of

F–9

Insurance ("NYDI") exercised regulatory authority over CCIC. On the date of the CDI's seizure and conservation actions, CCIC was about to complete its merger into CCCC, a new California domiciled company, into which SNTL's wholly owned subsidiary Holdings, had contributed $5.4 million of capital. The CDI demanded that SNTL complete the merger, which was acceptable to SNTL, but only if we were first allowed to dividend out of CCCC the $5.4 million of minimum capital and surplus that had been contributed to CCCC by Holdings. The CDI ultimately agreed to allow the $5.4 million distribution, in return for which we agreed to complete the merger and allow CCCC to be conserved by the CDI.

    A $5.4 million distribution, less certain bank expenses charged to SNTL, plus interest, all netting to $5.2 million, was paid to SNTL's senior lenders associated with our senior debt financing in the amount of $110.0 million, as cash collateral on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court.

3. Chapter 11 Petition and Reorganization

    On April 26, 2000, SNTL, Holdings, SNIS, and SNIA, ("the Chapter 11 companies"or "Debtors-in-Possession") filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. SNTL intends to present a plan of reorganization to the Bankruptcy Court during the third quarter of 2001. We filed for protection under Chapter 11 for the following reasons:

    It was necessary to reorganize under Chapter 11 in order to protect our shareholders and creditors. By reorganizing under Chapter 11 we avoided any possibility of the Chapter 11 companies being conserved by the CDI, which would have effectively destroyed any possibility of a plan of reorganization. The Chapter 11 petition also allowed us time to contest certain actions of the CDI that we viewed as inappropriate and is a necessary prerequisite to our reorganization strategy. A key component of SNTL's reorganization plan will be the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs.

4. The Global Settlement Agreement

    The Chapter 11 companies entered into the Global Settlement Agreement on September 8, 2000, with J. Clark Kelso, the acting Insurance Commissioner of the State of California, the conserved insurance companies, Richard G. Krenz, the Special Deputy Insurance Commissioner responsible for managing the conserved insurance companies, Lumbermens Mutual Casualty Company, Kemper Employers Group, Inc., and Kemper Employers Insurance Company. We will refer to J. Clark Kelso, the liquidating insurance companies and Richard G. Krenz collectively as the "CDI." We will refer to Lumbermens Mutual Casualty Company, Kemper Employers Group, Inc. and Kemper Employers Insurance Company collectively as "Kemper." The Global Settlement Agreement was approved by the Bankruptcy Court on September 22, 2000, and by the Los Angeles Superior Court on September 26, 2000. Certain terms of the Global Settlement Agreement are described in this section.

    The Chapter 11 companies agreed to support the CDI's rehabilitation plans and proceedings and to stop contesting the CDI's legal and operational actions with respect to the liquidating companies.

F–10

The CDI agreed that the rehabilitation plans and proceedings, a) would not conflict with the performance of the Global Settlement Agreement, b) would not impair the ownership or value of SNTL's NOLs without prior court approval, and c) would not address the Chapter 11 companies' possible obligations to any surety.

    The Chapter 11 companies agreed to use their best efforts to assign to the CDI and Kemper certain of SNTL's owned and leased real and personal property located in the State of California and designated by the CDI and Kemper, including furniture, fixtures, equipment, software, hardware, office equipment, and other assets. The Chapter 11 companies also agreed to use their best efforts to assign to the CDI and Kemper the names, trade names, trademarks, service marks and logos under which the liquidating companies conducted business. The CDI agreed generally to indemnify the Chapter 11 companies for legal costs or damages incurred by the Chapter 11 companies with respect to the assignment of these assets to the CDI or Kemper. The Chapter 11 companies were allowed to retain the use of the corporate names "SN Insurance Administrators, Inc." and "SN Insurance Services, Inc.," and title to the domain name superior.com and the computer hardware to which the domain name applies. The Chapter 11 companies may not use the superior.com domain name in its MGA business, and we are not allowed to sell or assign it to anyone who will use it in an insurance business.

    The Chapter 11 companies agreed in general to conduct no workers compensation insurance business in California, and agreed to other restrictions outside of California, for a period of 30 months commencing on August 31, 2000. The Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors, and the Chapter 11 companies may apply to the CDI for permission to conduct lines of insurance business other than workers compensation after August 31, 2001. During the 30 months from September 1, 2000 through February 28, 2003, SNIS agreed to compete with Kemper only as an agent, managing general agent, third party administrator, managing general underwriter, or risk management services provider, with respect to workers' compensation insurance, and only in 19 states, Illinois, New Jersey, Colorado, Texas, Arizona, Oklahoma, Indiana, Pennsylvania, Kansas, Missouri, New York, Georgia, Florida, Arizona, Oregon, Tennessee, Iowa, Maryland, and Delaware. In addition, the Chapter 11 companies may compete with Kemper without regard to time and geographic limitations where each agent or other producer with respect to the policy is located in the 19 states, and more than 90% of the total payroll for the policy is located in the 19 states. The Chapter 11 companies agreed that William L. Gentz, J. Chris Seaman, and Arnold J. Senter would enter into limited non-compete agreements. The Chapter 11 companies are permitted to operate administrative and corporate headquarters in California, although certain functional and size limitations apply during the 30 months after August 31, 2000.

    The Chapter 11 companies received copies of all of SNTL's software, that had been seized by the CDI, with the exception of the SWAMI management information system. For a period of twelve months commencing September 1, 2000, the Chapter 11 companies are granted access to, and use of, all of SNTL's software and systems, including SWAMI, for the purpose of conducting their business. The costs associated with the Chapter 11 companies accessing the computer systems are borne by the Chapter 11 companies under a cost sharing system. The Chapter 11 companies have the right to possess and access data necessary for writing insurance subject to the restrictions discussed above, necessary for the administration of its business, and data that can be readily identified as constituting

F–11

the Chapter 11 companies' legal, corporate, regulatory, accounting, financial and human resource records and data, including subsidiaries' records, and all employee benefits data.

    The CDI agreed to negotiate in good faith with the Chapter 11 companies to facilitate the formulation of their plan of reorganization. The Chapter 11 companies agreed to include in the plan of reorganization a provision for an independent senior executive for SNIS and SNIA with no affiliation or involvement in their pre-conservation or pre-bankruptcy management. The CDI agreed to terminate a reinsurance contract between SNIC and SBL without any exchange of funds, and agreed that the Global Settlement Agreement could be used in lieu of a Commutation Agreement to demonstrate to any regulatory authority that SBL's liabilities to SNIC are terminated.

    The Chapter 11 companies and the CDI agreed that the use of SNTL's NOLs and the allocation of any value realized on the NOLs, would be subject to further negotiations and to the confirmation of a plan of reorganization by the Bankruptcy Court. The Chapter 11 companies acknowledged the CDI's expectations that any plan of reorganization would not destroy the ability of the liquidating companies to use the NOLs to offset their taxable income and that the liquidating companies will share in a percentage of the ultimate value realized on of the NOLs generally in proportion with the losses suffered by the creditors of the Liquidating Companies and creditors of the Debtors. The CDI acknowledged that the Chapter 11 companies', and their creditors', expectations conflicted with the CDI's expectations. The Chapter 11 companies and the CDI agreed that their respective tax professionals, and the tax professionals of certain of SNTL's creditors, would meet and confer regarding the preservation and viability of the NOLs. We also agreed to assist in analysis of the NOLs to the extent requested by the tax professionals. In the event the Chapter 11 companies are unable to confirm a plan of reorganization, or a Chapter 7 trustee is appointed, the CDI is not bound by any obligations in the Global Settlement Agreement related to NOLs. The Chapter 11 companies and the CDI agreed to cooperate in the preparation of SNTL's year 2000 tax returns.

    The CDI agreed to assist the Chapter 11 companies to continue administration of Front Company business (as hereinafter described) including the right to control, manage, direct and require performance of the obligations of third party administrators, and the right to access Superior National computer systems for the purpose of Front Company policy administration, assuming the Front Company's desired assistance from the Chapter 11 companies to do so. The CDI agreed to indemnify the Chapter 11 companies with respect to any claims by the Front Companies relating to the actual possession, collection or disposition of Front Company premiums after March 3, 2000, and with respect to any claims by the Front Companies relating to any performance or non-performance of underwriting or claims administration pursuant to the contracts between the Chapter 11 companies and the Front Companies. Partial security for the indemnity is a lien upon the proceeds of the CDI's arbitration proceedings with the United States Life Insurance Company of the State of New York up to an amount of $28.0 million. The lien can be used to satisfy any and all obligations, including indemnity and defense obligations of the liquidating companies to the Chapter 11 companies.

    On September 8, 2000, SNIS paid to the CDI $24.0 million of premiums, the ownership of which was disputed, and which it had collected on behalf of the Front Companies and the CDI. On September 28, 2000, subsequent to Bankruptcy Court approval of the Global Settlement Agreement, SNIS paid to the CDI an additional $30.6 million of disputed premiums it had collected on behalf of

F–12

the Front Companies and the CDI. The CDI agreed that $10.5 million of SNIS' funds were owned by SNIS as further consideration for the Chapter 11 companies' agreement to enter into the Global Settlement Agreement, including releases, property transfers and assignments, and a full and final release of claims against the liquidating companies relating to the ownership of the disputed premium. SNIS agreed to transmit on a weekly basis the full amount of any premiums related to the liquidating companies' policies that came into its possession after August 22, 2000. The $10.5 million consideration is reflected as other income on the accompanying consolidated statement of operations for the year ended December 31, 2000. Although the $10.5 million is reflected as consideration on SNIS's records at December 31, 2000, the $10.5 million consideration is subject to future intercompany allocation amongst the Chapter 11 companies.

    The CDI provided the Chapter 11 companies' officers, directors, employees, attorneys and certain others with releases from liability, but reserved its right to assert claims against a) Zurich Insurance Group ("Zurich") or any affiliate of Zurich other than the Chapter 11 companies; b) any individual officer, director and employee of Zurich or any of its affiliates (other than an individual who is an officer, director or employee of one or more of the Chapter 11 companies, and not of Zurich or any of its other affiliates); c) the liquidating companies' officers and directors, regardless of whether they also are officers and directors of the Chapter 11 companies, for errors and omissions in the management of the liquidating companies; d) actuarial, accounting or other professional, firms who provided services to or for the benefit of the liquidating companies, or, e) the recoveries sought in SNTL's action against FHC and M&R or any entitlement of the CDI to intervene in the FHC Litigation on behalf of the liquidating companies. The Chapter 11 companies reserved all of their rights and defenses available to them and did not acknowledge any right of the CDI to any alleged claim the CDI may have to intervene in or share in any recovery from the FHC Litigation. See "Note 16—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc."

    The Chapter 11 companies released the CDI, and their officers, directors, employees and attorneys, from liability, except claims: a) from liabilities arising out of the seizure by the CDI of Chapter 11 company assets or from the CDI's takeover of the Chapter 11 companies' offices; b) from claims against the estates of the liquidating companies other than any claim arising out of the Global Settlement Agreement; c) for indemnity, contribution, or similar obligations, arising from any losses suffered by the Chapter 11 companies resulting from the actions of the CDI in administering Front Company contracts after March 3, 2000.

    The Chapter 11 companies reserved their rights: a) to defend themselves against any action brought against them by the CDI; b) to share in any dividends or other distributions to shareholders from the liquidating companies' estates, to receive any liquidation distribution to shareholders from the liquidation estates of the liquidating companies, or to enjoy any other right it may have solely as a shareholder of the liquidating companies including but not limited to entitlement to the NOLs; c) to any interest in any insurance policies of which they are the named owner or insured, including professional liability insurance policies, director and officers' insurance policies, and company liability policies; and d) to defend themselves against claims by employees or the CDI that assert that the Chapter 11 companies are obligated to pay residual claims of employees, such as unpaid "personal time off," vacation leave, and sick leave.

F–13

    Not part of the Global Settlement Agreement, but related thereto, is an open letter dated September 8, 2000, issued by the CDI stating that the Chapter 11 companies have entered into the Global Settlement Agreement, and, subject to the limitations of the Global Settlement Agreement, the CDI has no objection to any third party conducting any lawful business with the Chapter 11 companies. A second open letter dated September 8, 2000, confirms that the agency and third party administrator licenses of SNIS and SNIA issued by the CDI are in full force and effect, that no disciplinary action has been imposed on the licenses, and that no disciplinary proceedings are pending. The CDI letter also states that the SNIS and SNIA licenses entitle them to engage in all lawful activities prescribed by the California Insurance Code and regulations.

    A number of obligations that the CDI undertook to perform or execute under the Global Settlement Agreement have yet to be completed by the CDI despite Bankruptcy Court and Superior Court approval of the Global Settlement Agreement. We believe it is possible that the enforcement of the Global Settlement Agreement may only be possible through continued litigation versus the CDI.

5. Surety Bond Guarantees

    In September and October of 1999, the liquidating companies purchased Workers' Compensation Bonds ("Bonds") with several sureties. The Bonds represent a promise by the surety to pay workers' compensation claims on behalf of the liquidating companies under certain circumstances. The liquidating companies procured the sureties' promises to pay $108.0 million of workers' compensation claims in the states of California and Arizona. The Bonds procured with respect to California workers' compensation claims were as follows: CalComp $15.0 million, CBIC approximately $4.2 million, CCCC approximately $3.0 million, SNIC $70.0 million, and SPCC approximately $2.4 million, for a total of approximately $94.6 million of California Bonds. The Bonds procured with respect to Arizona workers' compensation claims were as follows: SNIC approximately $8.4 million, and SPCC approximately $4.9 million, for a total of approximately $13.3 million of Arizona bonds. In the case of each Bond, SNTL, or SNTL and various combinations of its subsidiaries, agreed to indemnify each of the sureties against any loss or expense incurred by the sureties.

    Based on our analysis of the terms of the California and Arizona Bonds, we and our attorneys do not believe the sureties have any liabilities under the Bonds and, thus, the Chapter 11 companies have no liabilities to the sureties. There can be no assurance that if the surety claims are litigated that a court will not require payment on the Bonds, or that the sureties would not be successful in obtaining indemnification from the Chapter 11 companies even if they consented to make payments without legal compulsion to do so. We have not accrued any liability related to the Bonds on our consolidated financial statements. However, these amounts are included in the list of claims filed against us, disclosed in Note 15—Commitments and Contingencies Commitments.

6. Summary of Significant Accounting Policies

Cash and Cash Equivalents and Short-Term Investments

    Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents includes short-term, highly liquid investments with an original maturity date of less than 90 days. Short-term investments represents short-term, highly liquid investments, with an original maturity date of less

F–14

than a year and greater than 90 days. Short-term investments are carried at cost, which approximates market.

Investments

    Investments in fixed maturities consist of one bond. Debt instruments and equities are classified as "available-for-sale" and are carried at market with differences between cost and market being reflected as a separate component of stockholders' equity, net of applicable income tax effect. The premiums and discounts on fixed maturities are amortized using the interest method. Current market values of investments are obtained from published sources. Declines in market value that are considered other than temporary are charged to operations. For determining realized gains or losses on securities sold, cost is based on average cost.

    Investments in equity securities are carried at fair value. Unrealized gains or losses on equity securities are reflected, net of applicable tax, in stockholders' equity.

Revenue recognition

    Commission income is calculated as a percentage of premiums written and earned as the premium is billed. Underwriting management income and claims servicing income is earned on a monthly basis as general and administrative expenses are incurred by SNIS and SNIA for services performed on behalf of the liquidating companies.

Other Operating Expenses

    The components included in other operating expenses for the years ending December 31, are as follows:

	2000	1999	1998
	(in thousands)
General and administrative expenses	$49,724	$758	$541
Subscribed stock collateral redemption and non-cash severance	5,636	613	—
Settlement of remaining intercompany payable to liquidating companies pursuant to Global Settlement Agreement, see Note (4)	1,467	—	—
Agreement to enter into commutation of SBL's liabilities to SNIC pursuant to Global Settlement Agreement, see Note (4)	(9,082)	—	—
Accrual of litigation expenses associated with the FHS litigation, see Note (16)	—	5,000	—

Total other operating expenses	$47,745	$6,371	$541

Reorganization Items

    Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization costs for the year ended December 31, 2000 consisted primarily of professional fees. Cash paid for reorganization items during the year ended December 31, 2000 amounted to $2.1 million.

F–15

SNTL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2000 and 1999

(Amount in thousands except per share data)

6. Summary of Significant Accounting Policies (Continued)

Trust Premiums Payable

    Trust premiums payable represents premiums received by SNIS on behalf of the liquidating companies and front company business. The trust premiums payable balance at December 31, 2000 is $6.7 million which consists of $0.3 million due to the liquidating companies and $6.4 million due to front company business. The premiums purportedly received by SNIS on behalf of the liquidating companies are remitted to the liquidating companies on a weekly basis pursuant to the terms of the Global Settlement Agreement (see note 4—Global Settlement Agreement). The premiums purportedly received by SNIS on behalf of the front company business of $6.4 million are subject to litigation and represents the premiums collected by SNIS between April 26, 2000 (the date the chapter 11 companies filed for protection under Chapter 11) and December 31, 2000. Although the front companies have filed claims, included in amounts disclosed in Note 15, that are significantly higher than $6.4 million, we assert the right to retain to offset the commission receivable due SNIS from the front companies business. A $12.6 million bad debt allowance has been recorded, against the commission receivable due SNIS from the front companies business, equal to an amount over and above our ability to offset the trust premium payable against the commission receivable. Some or all of the front company premiums payable may be retained by SNIS when these issues have been resolved either through the approval of our reorganization plan by the Bankruptcy Court or by litigation. This litigation also affects the allocation of the remaining sum.

Subscribed stock collateral redemption and non-cash severance

    In November 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman, each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes. The collateral includes any options, restricted stock or warrants previously issued to these five employees. As of March 6, 2000, $410,000 of interest was accrued on the notes receivable from subscribed stock in addition to the principal loan amount of $6.4 million. The following shares were redeemed at a value of $10 per share to pay off the notes receivable from subscribed stock:

Collateral Redemption	# of shares	Collateral value
		(in thousands)
Rights offering shares	384,885	$3,849
Restricted stock	72,750	728
Personal stock certificates	85,304	853
Shares from the Employee Stock Purchase Plan (ESPP)	2,027	20

	544,966	$5,450

F–18

    In addition, 53,750 shares and 104,823 shares were redeemed under the 1986 Stock Option Plan and 1995 Stock Incentive Plan, respectively, which were valued at $792,000 ($10 per share less the option exercise price). The exercise price of the options range from $4.00 to $5.20 per share. Furthermore, 58,795 warrants were redeemed at a value of $353,000 ($10 per share less the exercise price of $4.00 per share). The remaining balance of the note receivable from subscribed stock after the redemption of the collateral amounted to $262,000, which was offset against future severance payments due to the five senior management group members.

    Since the actual market price of the SNTL stock on March 6, 2000 was $1.59, SNTL recognized as expense the difference between the collateral value of $10 per share and the actual market price of $1.59 per share on the redemptions of the rights offering shares, restricted stock, stock certificate, and ESPP shares. SNTL also expensed the value of the stock options redeemed. Total expense recognized during 2000 from the subscribed stock collateral redemption transaction amounted to $5.6 million. As of December 31, 2000, notes receivable from subscribed stock is reduced to zero.

    As of December 31, 1999, $108,000 of interest was accrued on the notes receivable from subscribed stock in addition to the principal loan amount of $10.4 million. The following shares were redeemed at a value of $11.79 per share to pay off the notes receivable from subscribed stock:

Collateral Redemption	# of shares	Collateral value
		(in thousands)
Rights offering shares	199,410	$2,351
Restricted stock	22,957	271
Personal stock certificates	5,328	63
Shares from the Employee Stock Purchase Plan (ESPP)	1,135	13

	228,830	$2,698

    In addition, 17,892 shares and 75,623 shares were redeemed under the 1986 Stock Option Plan and 1995 Stock Incentive Plan, respectively, which were valued at $613,000 ($11.79 per share less the option exercise price). The exercise price of the options range from $4.00 to $7.70 per share. Notes receivable from subscribed stock was further reduced by employees terminated during 1999, repayment of loan by check, and repayment of loan through payroll deductions totaling $735,000. SNTL expensed the value of the stock options redeemed. Total expense recognized during 1999 from the subscribed stock collateral redemption transaction amounted to $613,000. As of December 31, 1999, notes receivable from subscribed stock is $6.4 million.

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

F–19

differences are expected to be settled. Tax rate changes are accounted for in the year in which the tax law is enacted.

Earnings per Share ("EPS")

    Basic earnings per share is calculated using the weighted average shares outstanding. Fully diluted earnings per share considers the effects of anti dilutive securities.

Property, Equipment, and Leasehold Improvements

    Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. The accumulated depreciation and amortization as of December 31, 2000 and 1999 was $176 thousand and $532 thousand, respectively. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, or, if less, the term of the lease.

Use of Management Estimations

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. We have provided estimates for such items as our liabilities subject to compromise and deferred tax balances in its financial statements. While these estimates are based upon analyses performed by management and outside consultants, the amounts we will ultimately pay may differ materially from the amounts presently estimated.

Stock-Based Compensation

    We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Related Interpretations in accounting for our employee stock options.

7. Investments

    The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 2000 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate instruments	$367	$1	$—	$368

Total available-for-sale	$367	$1	$—	$368

F–20

    The market values of equity securities as of December 31, 2000 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities:
Corporate instruments	$6	$—	$(1)	$5

Total Equity Securities	$6	$—	$(1)	$5

    The amortized cost and estimated market values of investments classified as available for sale at December 31, 2000 by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Changes in interest rates, investor expectations, and political agendas could cause the ultimate payout pattern to differ.

	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$367	$368

Total	$367	$368

    The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 1999 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate instruments	$373	$—	$(11)	$362

Total available-for-sale	$373	$—	$(11)	$362

    The market values of equity securities as of December 31, 1999 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities:
Corporate instruments	$6	$1	$—	$7

Total Equity Securities	$6	$1	$—	$7

F–21

    A summary of net investment income for the years ended December 31, are as follows:

	2000	1999	1998
Interest on fixed maturities	$23	$24	$301
Interest on short-term investments, cash and cash equivalents	1,821	685	198
Realized gains (losses)	—	26	304
Other	71	47	38

Total investment income	1,915	782	841
Investment expense	(11)	(10)	(1)

Net investment income	$1,904	$772	$840

    $1.6 million of the net investment income earned in 2000 is reflected in the accompanying consolidated statement of operations as earnings on accumulated cash during Chapter 11 proceedings.

    Realized gains on investments for the years ended December 31, are as follows:

	2000	1999	1998
Fixed maturities	$—	$37	$256
Equity securities	—	(11)	48

Total	$—	$26	$304

    The changes in unrealized gains (losses) on debt instruments held as available-for-sale and equity security investments at December 31, are as follows:

	2000	1999	1998
Fixed maturities	$12	$(22)	$17
Equity securities	(2)	(9)	(1)

Total	$10	$(31)	$16

    Proceeds from sales of fixed maturities held as available-for-sale for the years ended December 31, 2000, 1999, and 1998 were $0, $0, and $9 million, respectively. There were no realized gains or losses in 2000 and 1999. Realized gains or losses were de minimus in 1998.

8. Fair Value of Financial Instruments

    Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instruments," ("SFAS 107") defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair values with respect to fixed maturity and equity securities investments are presented in Note 7 and the fair value of all other investments approximates their fair value. However, the estimated fair values of the Company's financial liabilities cannot be determined, since the market for claims against companies under Chapter 11 is not well developed and no reliable source of market prices is available.

F–22

9. Liabilities Subject to Compromise

    Liabilities subject to compromise consist of the following as of December 31, 2000 (in thousands):

    Secured Liabilities:

Long-term debt (See Note 12)	$112,486
Interest accrued on long-term debt	4,585
Unsecured Liabilities:
Preferred securities issued by affiliate (See Note 13)	105,000
Interest accrued on trust preferred securities	18,934
Other payables	4,388

$245,393

    A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 2000, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation. See Note 15 for a list of claims filed against us in Bankruptcy Court.

10. Discontinued Operations

    SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health insurance throughout the United States. On March 3, 2000, the CDI used administrative powers relegated to it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including SNIC, SPCC, CalComp, and CBIC. All of these companies were regulated as property and casualty insurance companies, and virtually all of their revenues were workers' compensation premiums.

    On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. The fifth insurance company owned by SNTL, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into CCCC, and CCCC was conserved by the CDI on June 6, 2000. When the California domiciled insurance companies were "conserved", that meant they were removed from SNTL's control and their management was taken over by the CDI. Subsequently the four companies were placed in a legal form of liquidation, which the CDI found necessary to do because they did not have assets to pay policyholder claims . When an insurance company that has been conserved by the CDI runs out of cash, the California Insurance Code requires the California Insurance Guarantee Association ("CIGA") to pay workers' compensation claims and to assess workers' compensation companies a percentage of

F–23

their annual premium to pay for CIGA's obligations. CIGA can only undertake to pay claims of an insurance company that is in "liquidation." Because of the "long-tail" nature of workers' compensation insurance, insurance companies placed into "liquidation" generally exist for many years, if not forever.

    The CDI seized and conserved our insurance companies because, after an examination of the insurance companies' financial condition, the CDI determined that those companies did not have sufficient assets to pay their unpaid claim and claim adjustment expenses. We performed our own analysis of our unpaid claim and claim adjustment expenses as of December 31, 1999, and we agreed that our insurance companies did not have sufficient assets to pay their claims. See Note 2—California Insurance Department Seizure and Conservation.

    Our consolidated statement of operations for the year ending December 31, 1999 reflects that we have written off our investment in the insurance companies that the CDI seized, conserved, and placed into liquidation. SNTL has recorded the loss from disposal of the liquidating companies in accordance with EITF 95-18—Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements. Since the Chapter 11 companies, SBL, InfoNet, and Pacific do not believe they are responsible for the liabilities of the liquidating companies as of December 31, 1999 (conditions that caused the conservation of the liquidating companies on March 6, 2000 existed as of December 31, 1999), SNTL has written off Holdings' investment in the liquidating companies as of October 1, 1999. Accordingly, as of December 31, 1999 there are no remaining assets or liabilities of the discontinued operations reflected in the accompanying consolidated balance sheet. Consequently, our reorganization plan does not contemplate that SNTL will ever re-enter the property and liability insurance business as a risk-taking underwriter. Accordingly, we will not discuss or analyze SNTL's prior years property and liability insurance business in this or any future filing with the Securities and Exchange Commission. The results of the discontinued operations are summarized below.

	December 31,
	2000	1999	1998
Revenues	—	$199,901	$102,485
Loss before income taxes	—	(35,350)	(7,443)
Loss on disposal of discontinued operations	—	(333,565)	—
(Benefit) expense for income taxes	—	2	(2,605)
Net loss	—	$(368,917)	$(4,838)
Total investments	—	—	$550,160
Total assets	—	—	1,629,729
Claim and claim adjustment expense reserves	—	—	1,076,206
Total liabilities	—	—	1,289,099
Net assets	—	—	$340,630

F–24

11. Income Taxes

    Total income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 was allocated as follows:

	2000	1999	1998
Continuing operations	$157	$49,923	$1,106
Dividend accrued on preferred securities	—	—	(3,962)
Discontinued operations	—	—	(2,605)

Total	$157	$49,923	$(5,461)

    Income tax expense (benefit) from continuing operations for the years ended December 31, 2000, 1999, and 1998 is composed of the following amounts:

	2000	1999	1998
Current	$157	$156	$259
Deferred	—	49,767	847

Total	$157	$49,923	$1,106

    Taxes computed at the statutory rate of 35% for 2000 and 1999 and 34% for 1998 are reported in the consolidated statements of operations as follows:

	2000	1999	1998
Income taxes at statutory rates	$(2,318)	$(141,332)	$(108)
Effect of tax-exempt interest	—	(1,851)	(69)
Effect of meals and entertainment	41	127	51
Effect of goodwill amortization	—	152	1,670
Effect of subscribed stock collateral redemption	1,972	215	—
Change in tax rate	—	—	(727)
Change in allowance	305	192,442	—
State taxes	157	156	259
Other	—	14	30

Total	$157	$49,923	$1,106

    SNTL has not included the table disclosing the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999. SNTL has not included this table because the significant temporary deferred tax differences are generated by the liquidating companies and SNTL's management does not believe that it has been provided sufficient access by the CDI to the books and records of the liquidating companies to accurately quantify our true deferred tax asset. SNTL management believes that we have a significant deferred tax asset based on the $762.4 million of NOLs reflected in our filed consolidated federal income tax return for the tax year ending December 31, 1999. Since there is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court, we recorded on

F–25

our consolidated financial statements a valuation allowance against all of our deferred tax asset for the years ended December 31, 1999 and 2000.

    Our 1999 and prior consolidated federal income tax returns reflected approximately $762.4 million of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $569.4 million of SNTL's $762.4 million of NOLs was generated in 1999, and, if not used in future years, will expire at the end of 2019. The remaining $193.0 million of NOLs expire between 2000 and 2018. SNTL's 1997 and 1998 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2000 consolidated return will result in a significant increase to our NOLs at December 31, 2000. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates. Our ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs. See Note 4—The Global Settlement Agreement.

12. Long-Term Debt

    The Chase Manhattan Bank Loan principal and interest are classified on our consolidated balance sheet at December 31, 2000, under the category of liabilities subject to compromise under reorganization proceedings.

    The following is a summary of the Company's long-term debt balances at December 31:

	2000	1999
Chase Manhattan Bank Loan	$112,486	$110,000

    Effective December 10, 1998, to obtain part of the funding required for the acquisition of BIG we entered into a Credit Agreement with The Chase Manhattan Bank, as Administrative Agent, and various lending institutions for $110.0 million in senior debt less $4.8 million in transaction costs. In addition, we obtained a working capital credit facility of $15.0 million under the terms of the Credit Agreement, and had $15.0 million in unused availability as of December 31, 1998. However, on April 26, 2000 we filed for relief under Chapter 11 of the United States Bankruptcy Code, as described in Note 3. As a result of the Chapter 11 filing, all required repayments of principal and interest under the terms of the Credit Agreement for the long-term bank debt have been suspended, except for a $5.2 million distribution that was paid to the bank syndicate on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court, see—Note 2. We have continued to accrue interest on the long-term bank debt, per the terms of SNTL being in default of the Credit Agreement, at a rate that equals the Prime Rate plus 2%.

F–26

13. Preferred Securities Issued by Affiliates

    On December 3, 1997, the Trust, a wholly owned subsidiary of SNTL, issued its Trust Preferred Securities, having an aggregate liquidation amount of $105 million, in a private placement. The proceeds from the sale of these securities were used by the Trust to purchase SNTL's Senior Subordinated Notes. On January 16, 1998, SNTL and the Trust completed the registration with the Securities and Exchange Commission of an exchange offer for the outstanding Trust Preferred Securities, Senior Subordinated Notes and related Company Guarantee, pursuant to which substantially all of these securities were exchanged for substantially similar securities.

    As a result of our Chapter 11 filing, distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998 have been suspended. We have continued to accrue interest at a rate of 10.75% per annum compounded semi-annually. The Trust Preferred Securities and interest are classified on our consolidated balance sheet at December 31, 2000, under the category of liabilities subject to compromise under reorganization proceedings. As a result of the commencement of bankruptcy proceedings, the Trustee of the Trust has the right at any time to cause the holders of Preferred Securities to exchange their securities for the Senior Subordinated Notes held by the Trust.

    The following is a summary of the preferred securities balance as of December 31:

	2000	1999
Beginning balance	$105,000	$101,084
Dividends and accretion	—	69
Recognition of deferred preferred securities acquisition costs	—	3,847

Balance at end of period	$105,000	$105,000

14. Employee Benefit Plans

    SNTL has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options.

    SNTL has two equity option plans, the 1986 Stock Option Plan ("1986 Plan") and the 1995 Stock Incentive Plan ("1995 Plan"). The terms of the 1986 Plan permit SNTL, at the Board of Directors' discretion, to grant options to its management to purchase up to 225,000 shares of common stock. Options granted under the 1986 Plan are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("Code"). The 1995 Plan permits the granting of both options that qualify for treatment as incentive stock options under Section 422 of the Code and options that do not qualify as incentive stock options. Under the 1995 Plan, officers and key employees of the Company may be granted options to purchase shares of SNTL common stock or may be given the opportunity to receive restricted stock of SNTL. Under the 1995 Plan, the aggregate number of shares of common stock that may be granted, either through the exercise of options or the issuance of restricted stock, is 3,000,000. Under both plans, the exercise price of each option equals the market

F–27

price of SNTL's stock on the date of grant and options have a maximum term of ten years. The Board of Directors may grant options at any point during a year and the options generally vest over five years.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used in the calculation is the 10-year Treasury Note rate on the date the options were granted. The risk free interest rate range used for options granted during 2000, 1999, and 1998 was 6.6% to 6.7%, 4.7% to 6.1%, and 4.6% to 5.7%, respectively. The volatility factors for the expected market price of the common stock of 319%, 123%, and 69% were used for options granted in 2000, 1999, and 1998, respectively. A weighted average expected life of ten years was used as the Company has little history of options' being exercised prior to their expiration.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

	2000	1999
Pro forma net loss	$(7,279)	$(453,917)
Pro forma loss per share
Basic	$(0.42)	$(25.62)
Diluted	$(0.42)	$(25.62)

F–28

    A summary of the Company's stock option activity, and related information for the years ended December 31, is as follows:

	2000		1999		1998
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding beginning of year	658,371	$13.28	668,229	$10.42	461,079	$7.17
Stock options granted	10,300	6.95	191,701	18.58	228,950	16.84
Stock options exercised	—	—	(44,484)	6.12	(6,970)	6.36
Stock options canceled	(281,316)	16.07	(63,560)	16.01	(14,830)	6.36
Stock options redeemed	(158,573)	5.00	(93,515)	5.23	—	10.45

Stock options outstanding, end of year	228,782	$15.49	658,371	$13.28	668,229	$10.42

Exercisable at end of Year	93,968	—	231,320	—	236,491	—
Weighted-average fair value of options granted during the year	$6.69		$17.81		$13.32

    Exercise prices for options outstanding as of December 31, 2000 ranged from $4 to $19.375. The weighted-average remaining contractual life of those options is 7.57 years. Since the range of exercise prices is wide, the following is a summary of information for each exercise price range:

Exercise Price Range	Number of Options (Shares) Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options (Shares) Currently Exercisable	Weighted-Average Exercise Price of Currently Exercisable Options
$ 4.00 - $ 5.99	13,341	$5.14	4.47	12,527	$5.16
$ 6.00 - $11.99	25,000	11.38	7.00	15,000	11.38
$12.00 - $12.99	47,740	12.14	6.97	27,950	12.15
$13.00 - $16.99	45,350	16.54	8.00	17,300	16.55
$17.00 - $18.99	15,650	17.79	8.43	4,810	17.82
$19.00 - $19.99	81,701	19.38	9.00	16,381	19.38

	228,782	$15.49	7.57	93,968	$13.45

F–29

    The following is a summary of the transactions under the 1986 Plan for the years ended December 31:

	2000		1999		1998
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Stock options outstanding beginning of year	65,158	$4.00 - $5.20	105,250	$4.00 - $5.20	108,750	$4.00 - $5.20
Stock options granted	—	—	—	—	—	—
Stock options exercised	—	—	(22,200)	4.00 - 5.20	(2,500)	4.00 - 5.20
Stock options canceled	(3,408)	4.00	—	—	(1,000)	4.00 - 5.20
Stock options redeemed	(53,750)	4.00 - 5.20	(17,892)	4.00 - 5.20	—	—

Stock options outstanding, end of year	8,000	$4.00 - $5.20	65,158	$4.00 - $5.20	105,250	$4.00 - $5.20

    At December 31, 2000, 8,000 vested options were exercisable under the 1986 Plan. No additional options or purchase rights will be granted under the 1986 Plan.

F–30

    The following is a summary of the transactions under the 1995 Plan for the years ended December 31:

	2000		1999		1998
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Stock Options:
Stock options outstanding beginning of year	593,213	$4.87 - $19.375	562,979	$4.87 - $17.875	352,329	$4.87 - $14.875
Stock options granted	10,300	6.5625	191,701	8.75 - 19.375	228,950	14.75 - 17.875
Stock options exercised	—	—	(22,284)	4.87 - 16.375	(4,470)	6.25 - 12.50
Stock options canceled	(277,908)	4.87 - 19.375	(63,560)	4.87 - 19.375	(13,830)	6.25 - 16.375
Stock options redeemed	(104,823)	4.87 - 5.20	(75,623)	4.87 - 7.70	—	—

Stock options outstanding end of year	220,782	$4.87 - $19.375	593,213	$4.87 - $19.375	562,979	$4.87 - $17.875

	2000		1999		1998
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Restricted Options:
Shares outstanding beginning of year	—	$—	—	$4.87 - $12.125	83,680	$4.87 - $ 6.25
Shares granted	—	—	21,974	19.375	—	—
Shares issued	—	—	(21,974)	19.375	(83,680)	4.87 - 12.125
Shares canceled	—	—	—	—	—	—

Shares outstanding end of year	—	$—	—	$—	—	$4.87 - $12.125

F–31

    At December 31, 2000, 85,968 vested options were exercisable under the 1995 Plan. Shares available for future grants under the 1995 Plan at December 31, 2000 were 2,571,818.

    As of September 30, 2000, all but 47 employees were terminated from the Chapter 11 companies. According to the terms of the incentive stock options agreement, the stock options are canceled if the employee is no longer employed by the Company and the options are not exercised by the employee within 30 days of separation from the Company. Therefore, 3,408 shares of the 1986 Plan and 200,015 shares of the 1995 Plan stock options for the terminated employees were canceled as of September 30, 2000.

    Effective January 1, 1999, SNTL implemented the Employee Stock Purchase Plan and have made available for sale to our employees a total of 500,000 shares of our common stock. Any employee of SNTL, or of a designated subsidiary, whom we have employed for at least thirty continuous days and whom we have scheduled to work regularly at least twenty hours per week may participate. An employee may contribute up to $25,000 during each calendar year with a minimum contribution per payroll period of $10. The price of each share purchased under the plan is 85% of SNTL's closing price on Nasdaq on the final day of the calendar quarter. The employees have purchased 14,972 shares totaling $101 thousand and 20,665 shares totaling $331 thousand for years 2000 and 1999, respectively.

    Effective January 1, 1990, the Company implemented a 401(k) Plan ("Company Plan") which is available for substantially all employees and under which the Company matches a percentage of the participant's compensation. The employer contributions are discretionary and vest over a five-year period. The employer contributions for plan years 2000, 1999, and 1998 were $908 thousand, $1.5 million, and $229 thousand, respectively. The plan continues in effect during the pendency of the Company's chapter 11 case. It is uncertain how ongoing contributions to the plan will be impacted by the confirmation of the Company's plan of reorganization, which is currently under negotiation.

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

F–32

15. Commitments and Contingencies Commitments

Commitments

    Prior to the Company filing for protection under Chapter 11 on April 26, 2000, we were party to several capital and operating leases for real and personal property ("prepetition leases"). Subject to the approval of the Bankruptcy Court, the Company can reject leases under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection to the prepetition leases the Company has the option to renegotiate the lease, reject the lease under the Bankruptcy Code, or assign the lease to the CDI under the terms of the Global Settlement Agreement as discussed in Note 4. The Company plans to assign to the CDI all prepetition leases the CDI would like to assume under the terms of the Global Settlement Agreement and the remaining prepetition leases will be rejected by the Company under the Bankruptcy Code. At December 31, 2000, the Company was still waiting for a response from the CDI concerning several of the prepetition leases they had not acknowledged a request to reject or assume. However, the CDI continued and will continue to pay the monthly obligations on these prepetition leases until they acknowledge a rejection or assumption.

    The Company occupies two offices under operating leases that were negotiated or renegotiated after we filed for protection under Chapter 11. In order to reduce the potential risk to the lessor, there is a provision in the lease for the Denver office location that the lease is a month-to-month tenancy until such time as the Plan of Reorganization is effective, which is termed the conversion date. The conversion date used in the lease is July 31, 2001. From and after the conversion date, this lease will be converted to a tenancy for a thirty-six month term. The future minimum lease payments, for leases entered into after the Company filed for protection under Chapter 11 and excluding prepetition leases, are as follows at December 31, 2000:

Operating Commitments
(in thousands)
2001	212
2002	219
2003	211
2004	89
2005	—

$731

    Rental expenses totaled approximately $0.6 million, $13.5 million, and $8.1 million for the years ended December 31, 2000, 1999, and 1998 respectively.

Contingencies

    A significant part our Chapter 11 reorganization involves the submission and resolution of claims filed against us by alleged creditors. Each of SNTL's acknowledged or potential creditors was contacted in accordance with a timeline established in the Bankruptcy Code. The creditors were advised that they

F–33

had to file a claim against us prior to the "claims bar date," which in our case was November 13, 2000, in order for their claim to be effective. Claims submitted to the Bankruptcy Court fall into three general categories: 1) "secured," 2) "unsecured," and 3) "priority." "Secured" claims are those for which a creditor allegedly has the right to pursue specific pledged property. "Unsecured" claims are those for which a creditor holds no special assurance of payment because the credit was extended based solely upon the creditor's assessment of our future ability to pay, or the claim is for damages we allegedly caused the claimant. "Priority" refers to unsecured claims that are entitled to be paid ahead of other unsecured claims that are not entitled to priority status.

    According to the claims register maintained by the Bankruptcy Court, the major individual claims filed against us, which we have defined as claims exceeding $100,000, and the total of all claims under $100,000, are as follows:

Table 1: Individual Claims In Excess of $100,000 and Total of Claims Less Than $100,000
Claimant	Type	SNTL	SNIS	Holdings	SNIA	Total
Centre Insurance Company	Secured	$294,488,912	$50,417,045			$344,905,957
Centre Solutions Holdings	Secured	183,000,000				183,000,000
Chase Manhattan Bank	Secured		113,675,229			113,675,229
Trust Preferred Securities (by Ronald L. Leibow, Esq.)	Unsecured	108,248,000				108,248,000
St. Paul's Fire & Marine Insurance Company (by Marc S. Cohen, Esq.)	Unsecured	23,000,000	23,000,000	$23,000,000	$23,000,000	92,000,000
Auto Liquidators of Oregon, Inc.	Priority	88,022,161				88,022,161
Centre Reinsurance US Limited	Secured	40,000,000		40,000,000		80,000,000
Underwriters Insurance Company	Unsecured	16,000,000	16,000,000	16,000,000	16,000,000	64,000,000
Continental Casualty Company	Unsecured	50,000,000	53,826			50,053,826
Insurance Corporation of Hannover	Unsecured	20,002,500		20,002,500		40,005,000
Scandanavian Reinsurance Company	Unsecured	15,000,000		15,000,000		30,000,000
Amwest Surety Insurance Company	Unsecured	20,000,000				20,000,000
Citizens Leasing Corporation	Unsecured	11,766,760				11,766,760
Rimswell Hungary Consulting LLC	Secured	10,000,000				10,000,000
TJS Partners L.P.	Secured	6,965,000				6,965,000
Odyssey Reinsurance Corporation	Unsecured	2,475,000		2,475,000		4,950,000
BancBoston Leasing Inc.	Unsecured	2,384,125		2,384,125		4,768,250
ZC Insurance Company	Secured		4,176,081			4,176,081
Travelers Indemnity Co.	Secured			4,578,340		4,578,340
Kilroy Realty Corp., and Spieker	Unsecured	2,952,221				2,952,221
E W Blanch Co.	Unsecured	1,906,305				1,906,305
Keenan & Associates	Unsecured	600,000	600,000	600,000		1,800,000
Evergreen Healthcare	Unsecured	1,778,780				1,778,780
Thorson Pacific Inc.	Priority	1,675,522				1,675,522
William Gentz	Priority	1,655,306				1,655,306
Thomason Properties	Unsecured	1,605,160				1,605,160
Arnold J. Senter	Priority	1,326,867				1,326,867
Columbia Knit Inc.	Priority	1,263,751				1,263,751

F–34

J. Chris Seaman	Priority	1,226,050				1,226,050
Georgia Subsequent Injury Trust Fund	Unsecured	1,156,592				1,156,592
Integrated Claims Administrators	Unsecured	364,948		364,948	364,948	1,094,844
Karl O. Johnson	Unsecured	1,014,740				1,014,740
American Tool & Engineering	Unsecured	1,000,000				1,000,000
Larry A. Lang	Unsecured	296,157		296,157	296,157	888,471
JBL&K Insurance	Priority	846,789				846,789
New Venture Communications Inc.	Priority	787,000				787,000
Robert E. Nagle	Priority	782,917				782,917
Reliastar Life Insurance Group	Unsecured	700,000				700,000
Paul, Weiss, Rifkind, Wharton & Garrison	Unsecured	214,733		214,733	214,733	644,199
John T. Bennett, Jr.	Unsecured	548,632				548,632
Boggs, Thomas I.	Priority	520,813				520,813
Shoop, Edward C.	Unsecured	480,000				480,000
Diamond Communications, Inc.	Unsecured	445,394				445,394
Hurst Holmes Insurance Co Ltd.	Unsecured			428,312		428,312
Mortgageline Funding	Priority	390,843				390,843
Century Insurance Group	Priority	390,350				390,350
ZNET Solutions LLC	Priority	295,660				295,660
Oregon City Golf Course, Inc.	Unsecured	269,729				269,729
Kings Reinsurance Company, Ltd.	Unsecured	267,476				267,476
EOP Operating Limited Partnership	Unsecured	262,750				262,750
GE Capital Corporation	Secured	255,198				255,198
Serena Community Association	Unsecured	250,000				250,000
Transwestern Property Company	Unsecured	124,117		124,117		248,234
Louis J. Caron	Priority	245,000				245,000
Towers Perrin Reinsurance	Unsecured			236,246		236,246
Stevens-Ness Law Publishing Co.	Unsecured	226,483				226,483
Virgil L. Anderson	Priority	218,391				218,391
Brookhart, Everett	Unsecured	217,080				217,080
Lai, Doris K.T.	Unsecured	217,080				217,080
Oregon Trail Internet	Priority	215,589				215,589
Leroy Heppner	Priority	215,346				215,346
Bradford & Barthel LLP	Unsecured	206,734				206,734
Perfect Climate Inc.	Priority	199,256				199,256
Innovative Cereal Systems LLC	Priority	197,970				197,970
Milwaukie Floral Inc.	Priority	191,065				191,065
Northwest Medical Services	Priority	184,256				184,256
Oakley E. Van Slyke, Inc.	Unsecured	178,672				178,672
James G. Jones, Esq.	Unsecured		167,919			167,919
CNC Business Machines Inc. DBA Metro	Unsecured	167,731				167,731

F–35

Bend Riverside Motel	Unsecured	166,691				166,691
Dell Financial Services, Inc.	Secured	111,012		50,834		161,846
PDQ Litho	Priority	154,289				154,289
Open Bible Churches Pacific Region	Unsecured	152,977				152,977
Tiger Ventura County	Unsecured	144,438				144,438
Oklahoma Management Group, Inc.	Unsecured			130,000		130,000
Havre Credit Bureau	Unsecured	129,157				129,157
Poole & Mansfield	Unsecured	125,000				125,000
Sturza Forest Products Inc.	Priority	107,745				107,745
Bauer Electronics Inc.	Priority	104,184				104,184
Ross Bros. & Company, Inc.	Unsecured	103,952				103,952
F.I.R.M Associates, Inc.	Unsecured	101,383				101,383
All Other Claimants		6,288,520	164,605	672,153	335,890	7,461,168

Total Claims		$929,577,259	$208,254,705	$126,557,465	$40,211,728	$1,304,601,157

Total Secured Claims		$445,372,670	$54,593,126	$44,669,267	$103	$544,635,166
Total Unsecured Claims		466,594,035	153,661,579	81,441,147	39,733,400	741,430,161
Total Priority Claims		17,610,554	0	447,051	478,225	18,535,830

Total Claims		$929,577,259	$208,254,705	$126,557,465	$40,211,728	$1,304,601,157

    If we acknowledge that a creditor has a valid claim, it is not necessary for that creditor to submit the claim to the Bankruptcy Court in order for the claim to be valid. Nevertheless, most of our acknowledged claims have been submitted to the Bankruptcy Court and are included in Table 1. On the other hand, we cannot identify many of the persons listed in Table 1, some of whom have submitted material claims. In addition, several claimants did not specify the amounts they claim we owe them, including a representative of the California Insurance Commissioner who has submitted a claim against SNTL for an unspecified amount, and it will not be possible for us to assess the materiality of such claims until they are submitted to the Bankruptcy Court. Finally, many of the claims appear to be duplicative, and we believe the total claim amount will be reduced significantly when those claims are removed by the Bankruptcy Court. Management has recorded its best estimate of our true liabilities in our consolidated financial statements under liabilities subject to compromise under reorganization proceedings, see Note 9.

F–36

16. Litigation

Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc.

    We filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that Foundation Health Corporation ("FHC"), Foundation Health Systems, Inc., ("FHS") and Milliman & Robertson, Inc. ("M&R") defrauded SNTL when in 1998 FHC sold Business Insurance Group, Inc. ("BIG") to SNTL knowing at the time of the sale that BIG was insolvent. We alleged that M&R conspired with FHC and FHS and assisted in the fraud. We seek to recover from FHC, FHS, and M&R at least $300.0 million in damages, seeking rescission of the BIG acquisition, indemnification of SNTL by FHC, FHS, and M&R from any damages suffered by SNTL, and the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages, and reimbursement of SNTL's costs associated with the lawsuit. The lawsuit is scheduled to go to trial in April 2002.

    We believe the FHC Litigation is meritorious. Any proceeds of the litigation, after payment of legal fees and expenses, would be available for distribution to claimants in our plan of reorganization. However, FHC, FHS and M&R are vigorously contesting the merits of our claims and there can be no assurance that we will collect any amount of damages or any damages at all.

Superior National Insurance Group, Inc. v. J. Clark Kelso, in his capacity as Conservator of Superior National Insurance Company, (ii) Superior Pacific Casualty Company, (iii) California Compensation Insurance Company and (iv) Combined Benefits Insurance Company.

    On December 20, 2000, the Chapter 11 companies filed in the Bankruptcy Court a "Motion for Summary Adjudication of Ownership of NOLs" asking the Bankruptcy Court to rule that SNTL owns its consolidated NOLs. In March 2001, the Bankruptcy Court issued several rulings generally favorable to the Chapter 11 companies, which the CDI immediately appealed. The United States District Court declined to hear the CDI's appeal regarding their assertion that the McCarran-Ferguson Act "reverse pre-empts" Federal jurisdiction over the Chapter 11 companies. The District Court agreed to hear the CDI's appeal that the Bankruptcy Court had no right to decide any NOL issue because the CDI possesses sovereign immunity under the 11th Amendment.

Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation (Plaintiffs) v. Business Insurance Group, Inc., Superior National Insurance Group, Inc., Centre Insurance Company, Chris Seaman, et. al. (Defendants).

    Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation ("Plaintiffs") filed a lawsuit in the Bankruptcy Court in November 2000, against SNTL, Holdings and Centre Insurance Company, and on December 13, 2000, the Plaintiffs amended the lawsuit to include our Chief Executive Officer, J. Chris Seaman ("Defendants").

    The Plaintiffs allege that the Defendants "knowingly made materially false representations concerning the status and financial affairs" of the Chapter 11 companies and the liquidating companies. The Plaintiffs also allege the Defendants concealed material facts to induce the Plaintiffs to enter into a contract in December 1998 to provide $37.5 million of reinsurance to the Chapter 11 companies and the liquidating companies. The Plaintiffs allege that had they known all of the material facts, they

F–37

would not have entered into the reinsurance contract, or that they would only have done so if we had paid a higher premium. The Plaintiffs allege that the Defendants knew and failed to disclose the plaintiffs' risk in underwriting the reinsurance contracts. The Plaintiffs seek cancellation of the reinsurance contract, and compensatory and punitive damages. Plaintiffs have offered to refund $7.0 million of premiums paid for the reinsurance in order to cancel their obligations.

    The Company believes the lawsuit is without merit. The Bankruptcy Court abstained from the case on February 16, 2001, effectively giving jurisdiction to the California courts to decide the allegations contained in the lawsuit. A new lawsuit was filed in the Los Angeles County Superior Court by the reinsurance companies, as discussed below, and they subsequently entered-into arbitration proceedings with the CDI, which proceedings do not presently include any of the Chapter 11 companies or Mr. Seaman.

Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd. and Odyssey Reinsurance Corporation (hereinafter Hannover et al) ("Plaintiffs") v. Business Insurance Group, Inc., Superior National Insurance Group, Inc., Centre Reinsurance Limited, and Chris Seaman et. al. (Defendants).

    On June 18, 2001, Hannover et al filed a lawsuit in Los Angeles County Superior Court, case number BC252963 against Debtors Business Insurance Group, Inc., Superior National Insurance Group, Inc. and against Centre Reinsurance Limited and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. These are the same allegations that Hannover et al are pursuing against the liquidating companies in arbitration proceedings authorized to move forward by Judge Rothschild of the Los Angeles County Superior Court. Debtor companies were served with this lawsuit on July 2, 2001.

    Debtors believe that their dealings with plaintiffs regarding this reinsurance treaty were conducted in good faith and that the debtor companies will not incur any liability to plaintiffs.

Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants).

    On November 8, 2000, Underwriters Insurance Company ("UIC") filed a lawsuit against SNTL, SNIS, and Holdings, in Bankruptcy Court. UIC alleges that SNIS has failed to remit $4.6 million in premiums to UIC. UIC states that SNIC, one of the liquidating companies, has not remitted funds to UIC sufficient to secure the unpaid claim and claim adjustment expenses that SNIC assumed from UIC pursuant to a reinsurance contract between UIC and SNIC. UIC alleges that SNTL and Holdings have failed to indemnify UIC for SNIC's failure to indemnify UIC for obligations arising out of the breach of its Underwriting Agreement with SNIS and its Reinsurance Agreement with the liquidating companies. The relief sought includes payment to UIC of at least $11.3 million as security for the liquidating companies' liabilities to UIC. UIC also sought a determination that both the $4.6 million in premiums and the $11.3 million reinsurance security were administrative claims. The Bankruptcy Court has dismissed the $11.3 million reinsurance security as an administrative claim. We have placed $3.8 million into a separate account for the possible benefit of UIC pending a full accounting of

F–38

monies held by SNIS. Debtors dispute that any money is owed to UIC but believe that this fund is more than adequate to cover any liabilities owed to UIC.

    Further, we do not believe the UIC lawsuit will result in a material liability to the Chapter 11 companies because under the Global Settlement Agreement the CDI agreed to indemnify the Chapter 11 companies with respect to any claims by the Front Companies relating to the actual possession, collection, or disposition of Front Company premiums after March 3, 2000, and with respect to any claims by the Front Companies relating to any performance or non-performance of underwriting or claims administration pursuant to the contracts between the Chapter 11 companies and the Front Companies. Security for the indemnity is a lien upon the proceeds of the CDI's arbitration proceedings with the United States Life Insurance Company up to an amount of $28.0 million. The lien can be used to satisfy any and all obligations, including indemnity and defense obligations of the liquidating companies to the Chapter 11 companies. It is our view that the UIC lawsuit is covered by the indemnity but our position has not yet been formally presented to the CDI or the Bankruptcy Court.

Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants).

    On July 11, 2001 debtors were served with a Complaint from Centre Insurance Company (CIC) alleging causes of action for accounting of premium funds, declaratory relief, creation of a trust account, and recovery of premiums. We have placed $1.6 million into a separate account for the possible benefit of CIC pending a full accounting of monies held by SNIS. Debtors dispute that any money is owed to CIC but believe that this fund is more than adequate to cover any liabilities owed to CIC. Pursuant to the Global Settlement Agreement, debtors are of the opinion that any additional monies that may be owed to CIC should be held to be the legal responsibility and liability of the liquidating companies.

Bankruptcy Court Proceedings

    When we present and seek confirmation of our plan of reorganization, various components of the plan or the settlement or discharge of liabilities by the plan may be a subject of litigation. Some of these proceedings may have a material adverse impact on the benefits realized by our creditors and stockholders from the plan of reorganization. We are not aware of any such contemplated proceedings at this time.

F–39

17. Earnings per Share Reconciliation

    The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	2000			1999			1998
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)			(in thousands)			(in thousands)
Basic EPS Income before items below	$5,568	17,295,198	$0.32	$(73,452)	17,713,897	$(4.15)	$(1,407)	6,759,598	$(0.21)
Preferred Securities dividends and accretion	(12,349)		(0.71)	(11,357)		(0.64)	(7,357)		(1.09)
Loss from Discontinued Operations	—		—	(35,352)		(1.99)	(4,838)		(0.71)
Loss on Disposal of Discontinued Operations	—		—	(333,565)		(18.83)	—		—

Net Income	$(6,781)		$(0.39)	$(453,726)		$(25.61)	$(13,602)		$(2.01)

Effect of Dilutive Securities Options		N/A			N/A			N/A
Warrants		N/A			N/A			N/A
Diluted EPS Income before items below	$5,568	17,295,198	$0.32	$(73,452)	17,713,897	$(4.15)	$(1,407)	6,759,598	$(0.21)
Preferred Securities dividends and accretion	(12,349)		(0.71)	(11,357)		(0.64)	(7,357)		(1.09)
Loss from Discontinued Operations	—			(35,352)		(1.99)	(4,838)		(0.71)
Loss on Disposal of Discontinued Operations	—		—	(333,565)		(18.83)	—		—

Net Income	$(6,781)		$(0.39)	$(453,726)		$(25.61)	$(13,602)		$(2.01)

    There were several options outstanding at the end of year 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

18. Related Party Transactions

    Effective June 11, 1998, SNIC agreed to purchase an aggregate of 245,000 shares of our common stock from Thomas J. Jamieson, who was a director of SNTL until 1999, and Jaco Oil Company, an entity controlled by Mr. Jamieson. The price per share paid was $21.00, for total consideration of $5,145,000. The closing sales price per share of common stock on June 10, 1998 was $22.88. The common stock purchased by SNIC is held as an investment and carried in treasury stock in the consolidated financial statements at December 31, 1998. The $5.4 million carried in treasury stock at December 31, 1998 was removed from treasury stock as a result of SNIC being seized and conserved by the CDI, see Note 2—California Insurance Department Seizure and Conservation. SNTL wrote off the $5.4 million to discontinued operations.

    We invested $50.0 thousand, $150.0 thousand, and $300.0 thousand during 1998, 1999, and 2000, respectively, completing our $0.5 million commitment, in a related party investment partnership whose sole investment is in IP II.

    In December 1998, we privately sold approximately $158 million of our common stock to IP II, Insurance Partners, L.P. ("IP Delaware") and Insurance Partners (Offshore) Bermuda, ("IP Bermuda

F–40

and, together with IP Delaware, "IP"). At the same time we also completed our public rights offering under which we offered subscription rights to purchase our common stock to all of our stockholders (except for IP Delaware and IP Bermuda), warrant holders and to holders of our stock options and shares of restricted stock. Those directors and executive officers of SNTL who owned common stock and warrants, by virtue of these holdings, had the opportunity to purchase shares of common stock in the rights offering. These offerings provided a significant portion of the financing we needed to purchase BIG.

    Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some members of our management, including William L. Gentz, Arnold J. Senter, and J. Chris Seaman are investors in an investment fund that is a limited partner of IP II.

    Mr. Spass and Steven B. Gruber, who is a director of SNTL, are executive officers of the ultimate general partner of IP Delaware and IP Bermuda. In addition, Messrs. Spass, Gruber, and Cooper own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda.

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

F–41

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

    Employees and consultants of the Company purchased a total of 618,309 shares of common stock under this portion of the rights offering and borrowed a total of $10.4 million from the Company to pay for them. All of the participants borrowed money from us and pledged to us a sufficient number of stock options and shares of our common stock and restricted stock.

    In November 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman, each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes. The collateral includes any options, restricted stock or warrants previously issued to these five employees. As of March 6, 2000, 53,750 shares and 104,823 shares were redeemed under the 1986 Plan and 1995 Plan, respectively. See Note 6—Summary of Significant Accounting Policies—Subscribed stock collateral redemption and non-cash severance.

F–42

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

    Robert A. Spass and Bradley E. Cooper, directors of the Company, are employees of IIA. Mr. Spass is also an officer and director of IIA. Mr. Schwarberg, a director of the Company, is a former employee of IIA. IIA was paid $250,000 by the Company during each of fiscal 1999 and 1998 for investment banking and financial consulting services. Such payments were made pursuant to a consulting agreement entered into in 1992 that continued through the end of 1999.

    On December 18, 1998, SNTL completed the sale of BICO to Centre Solutions Holdings (Delaware) Limited pursuant to the BICO Purchase Agreement for a purchase price of approximately $11.7 million.

19. Entities not included in Bankruptcy Reorganization Proceedings

    SBL and InfoNet are the two entities included in our consolidated financial statements that are not a part of the bankruptcy reorganization proceedings. Included in our consolidated balance sheet at December 31, 2000, SBL and Infonet had $2.0 million in cash and cash equivalents, compared to $1.9 million at December 31, 1999. SBL had a $13.5 million intercompany receivable due from SNTL (a debtor-in-possession) at December 31, 1999, no intercompany payable due to or receivables due from any of the debtors-in-possession existed for SBL or InfoNet at December 31, 2000.

    For year ended December 31, 2000, our consolidated statement of operations included a loss of $4.4 million contributed by SBL and Infonet. Contained in the loss of $4.4 million was a loss of $13.5 million which was the 1999 intercompany balance between SNTL and SBL written off in 2000, which

F–43

was eliminated on our consolidated statement of operations. For the year ended December 31, 1999, our consolidated statement of operations included $35 thousand of income from SBL and InfoNet.

F–44

QuickLinks

SNTL CORPORATION INDEX TO FORM 10-K
PART 1
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS