Form 10-K
period 2001-12-31
SUPERIOR NATIONAL INSURANCE GROUP INC
filed 2002-04-01
CIK 810463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

30101 Agoura Court, #222, Agoura Hills, CA 91301
(Address of principal executive offices) (zip code)

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

Yes / /      No /x/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 15, 2002, based on the closing price on such date was $640,904.

        The number of shares of the registrant's common stock outstanding as of March 15, 2002 was 17,985,538.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes / /      No / /

Documents Incorporated by Reference

        None.

SNTL CORPORATION
INDEX TO FORM 10-K

i

  In Memoriam

  Craig Frederick Schwarberg

  March 27, 1956–October 18, 2001

          SNTL Board Member, Craig Schwarberg, passed away October 18, 2001, after a long illness. Mr. Schwarberg served as a member of SNTL's Board of Directors from 1992 through the date of his death.

          Craig was born in Pasadena, California and raised in Whittier and Tiburon, California. He graduated from Stanford University in 1978 with a Bachelor of Arts degree in Political Science, and was a member of Stanford's Varsity Water Polo team. Craig earned a Master of Business Administration degree from the University of Chicago in 1982.

          Craig was married in 1984 to Joann Shjeflo, and is survived by Joann and their children Carter, Guerin, and Laine.

          Craig began his career in corporate finance at Shearson Lehman Brothers in San Francisco in 1982, and moved to Shearson's New York office in 1986. In 1992, Craig joined International Insurance Advisors, the managing partner of International Insurance Investors, a private equity fund that provided much needed financing to SNTL Corporation in early 1992. Craig was the principal at IIA who was most closely involved with SNTL Corporation, and it was Craig who made the decision on behalf of III to invest in SNTL Corporation in early 1992. Craig provided SNTL management with much invaluable advice and counsel at a critical time in SNTL's history.

          After the diagnosis of his brain tumor in 1994, Craig, Joann, and their three children moved to Kansas City, where Craig became involved in a number of community organizations, including Boy Scouts of America, Alliance for Epilepsy Research, and the Kansas Cancer Institute. Craig was the Chairman of the Board of ReStart, an organization serving the homeless of the greater Kansas City area, a mentor with the Helzberg Entrepreneurial Mentoring Program, and served as Vice President of Finance for the National Brain Tumor Foundation.

          Craig will be remembered by his colleagues on SNTL's Board of Directors for his incisiveness, pointed wit, and optimism for our future founded on his faith in the goodwill and abilities of the people with whom he entrusted SNTL's affairs. Craig continued to play an active role as a member of the Board of Directors after disaster struck us in early 2000, and his steadfast support was a key factor making possible SNTL's plan of reorganization.

          Memorial contributions may be made to ReStart, 918 E. 9th Street, Kansas City, Missouri, 64106, or The National Brain Tumor Foundation, 414 13th Street, Oakland, California, 94612.

ii

PART I

        Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of phrases such as "intended," "will be positioned," "expects," is or are "expected," "anticipates," and "anticipated." These forward-looking statements are based on our current expectations. To the extent any of the information contained herein constitutes a "forward-looking statement" as defined in Section 27 A(i)(1) of the Securities Act, the factors set forth under "—Risk Factors" are cautionary statements identifying important factors that could cause results to differ materially from those in the forward-looking statement. Further, see "Glossary of Terms" for the definitions of some of the capitalized and defined terms used herein. Unless indicated otherwise, "we," "us," "our," "SNTL" and "the Company" refer to SNTL Corporation. and its operating subsidiaries.

ITEM 1. BUSINESS

Overview

        SNTL Corporation ("SNTL") was originally incorporated as Superior National Insurance Group, Inc. in California in 1985 and reincorporated in Delaware in 1997. On April 18, 2001, the Company changed its name to SNTL Corporation. SNTL's two operating subsidiaries, SN Insurance Services, Inc. ("SNIS") and SN Insurance Administrators, Inc. ("SNIA"), are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. SNTL employs approximately 48 personnel capable of providing sales, underwriting, and loss control services to its prospective clients, which could include insurance companies, other insurance agents, and individual policyholders. Included in SNTL's 48 employees, SNIS employs approximately 24 personnel capable of providing marketing and underwriting services to its prospective clients, SNIA employs approximately 6 personnel capable of providing claims services to its prospective clients, and SNTL employs approximately 18 personnel providing accounting, management, and data processing services to SNIS and SNIA. SNTL also owns a reinsurance company domiciled in the nation of Bermuda named Superior (Bermuda) Ltd ("SBL").

        SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health, insurance throughout the United States. On March 3, 2000, the California Department of Insurance ("CDI") used administrative powers granted to it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), and Combined Benefits Insurance Company ("CBIC"), and on March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. The CDI seized and conserved our insurance companies because, after an examination of the insurance companies' financial condition (based on information voluntarily provided by SNTL), the CDI determined that those companies did not have sufficient assets to pay their unpaid claim and claim adjustment expenses. The fifth insurance company owned by SNTL, Commercial Compensation Insurance Company ("CCIC"), which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into Commercial Compensation Casualty Company ("CCCC"), and CCCC was conserved by the CDI on June 6, 2000. See "—California Insurance Department Seizure and Conservation."

        On April 26, 2000, SNTL, Holdings, SNIA and SNIS, (collectively, "the Chapter 11 companies") filed a petition with the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court") seeking protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2001, the Chapter 11 companies filed their Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement with the Bankruptcy Court. The key component of SNTL's reorganization plan will be the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, SNTL's tax net operating loss carryforwards ("NOLs"). See "Chapter 11 Petition and Reorganization." See "Tax Net Operating Loss Carryforwards."

        In 2001, we had no operating revenue to offset our expenses for operations, litigation, and the Chapter 11 reorganization proceedings. We had no operating revenue because we were no longer receiving revenue from the underwriting and claims management agreements we entered into prior to the bankruptcy filing and we have not entered into any new underwriting and claims management agreements. We do not anticipate entering into any arrangements that will produce operating revenue until after the Bankruptcy Court confirms our Plan of Reorganization. See "Front Company Business."

        SNTL filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that Foundation Health Corporation ("FHC"), Foundation Health Systems, Inc.("FHS"), and Milliman & Robertson, Inc.("M&R"), actuary for FHC's insurance subsidiaries, defrauded SNTL when in 1998 FHC sold Business Insurance Group, Inc. and its subsidiaries ("BIG") to SNTL knowing at the time of the sale that BIG was insolvent. SNTL alleges that M&R conspired with FHC and FHS and assisted in the fraud. SNTL seeks recovery from FHC, FHS, and M&R of at least $300.0 million in damages, rescission of the BIG acquisition, indemnification of SNTL by FHC, FHS, and M&R from any damages suffered by SNTL, and the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages, and reimbursement of SNTL's costs associated with the lawsuit. See Legal Proceedings—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc."

        The Chapter 11 companies entered into a Settlement Agreement (the "Global Settlement Agreement") on September 8, 2000, regarding the separation of SNTL's operations from those of the liquidating companies, the Chapter 11 companies' legal and economic rights after the CDI's conservation action, and compensation to SNTL for the seizure of SNTL's operations by the CDI. The Global Settlement Agreement is the foundation of SNTL's reorganization plan. Absent the Global Settlement Agreement, it is unlikely a reorganization plan would have been feasible without lengthy and costly litigation against the CDI. See "—The Global Settlement Agreement."

Company Structure

        SNTL has two direct, wholly owned subsidiaries: Holdings and Superior National Capital Trust I (the "Trust"), a statutory business trust created under the laws of the State of Delaware.

        Holdings, formerly Business Insurance Group, Inc., is an intermediate holding company and was the surviving company in its January 1999 merger with Superior Pacific Insurance Group, Inc., a former wholly owned subsidiary of SNTL. Holdings owns ten, direct, wholly owned subsidiaries: SNIS, SNIA, InfoNet Management Systems, Inc. ("InfoNet"), Pacific Insurance Brokerage, Inc. ("Pacific"), SBL, and the five liquidating companies as defined below in "—California Insurance Department Seizure and Conservation." SNIS and SNIA are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. InfoNet and Pacific are inactive. Holdings no longer controls the assets and operations of the liquidating companies, but remains the legal owner of their common shares. See "—Discontinued Insurance Company Operations."

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

        SNTL believes that value can be preserved or created through the following strategies:

        Operate a Managing General Agency and Third Party Administrator.    SNIS and SNIA had operated through underwriting and claims management agreements entered into prior to the bankruptcy filing. SNIS and SNIA plan to continue to provide similar services in the future after the reorganization of the Chapter 11 companies is accomplished. A managing general agency is generally defined as a non-insurance company, subject to limited regulation, that provides many of the services of a fully-regulated insurance company without taking insurance risk. SNIS plans to continue to perform marketing, underwriting, policy administration, collections, safety management, premium audit, and other services on a fee-for-service basis. SNIS plans to enter into contracts with insurance and reinsurance companies to accept the insurance risk associated with the service arrangements it undertakes on behalf of its clients. However, as of the date of this filing, we have not entered into any contracts and consequently we have no current source of operating income. See "Front Company Business."

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

        Realize the Value of SNTL's Tax Net Operating Loss Carryforwards.    SNTL files a consolidated Federal income tax return with its subsidiaries, including the liquidating companies. SNTL's consolidated tax net operating loss carryforward ("NOL") was approximately $1.0 billion at December 31, 2000. SNTL is exploring ways to maximize the value of the NOLs for the benefit of SNTL's creditors and stockholders.

Discontinued Insurance Company Operations

        SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health, insurance throughout the United States. On March 3, 2000, the CDI used administrative powers granted it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including SNIC, SPCC, CalComp, and CBIC. On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. The fifth insurance company owned by SNTL, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into CCCC, and CCCC was conserved by the CDI on June 6, 2000. On September 26, 2000, the CDI sought and received permission from the

California court to liquidate SNTL's insurance subsidiaries (referred to herein as the "liquidating companies"). See "—California Insurance Department Seizure and Conservation."

        The liquidating companies owned directly and indirectly by SNTL were one of the top ten underwriters of workers' compensation insurance in the United States, as measured by direct written premiums. Accordingly, when we prepared our consolidated financial statements using GAAP, SNTL reported as a property and liability insurance company. We believe it is no longer relevant to discuss and analyze SNTL's financial statements today in comparison with our financial statements filed in prior years, except by treating the liquidating companies as discontinued operations, because the nature of our business is quite different as compared to all prior years. The following discussion explains our reasoning.

        The liquidating companies were regulated as property and casualty insurance companies, and virtually all of their revenues were workers' compensation premiums. Prior to our reclass to discontinued operations, SNIC, SPCC, CalComp, CCIC and CBIC generated approximately 98.8% of SNTL's total $202.3 million of revenue in the nine months ending September 30, 1999.

        When the California domiciled insurance companies were conserved on March 6, 2000, and CCCC was conserved on June 6, 2000, their assets and operations, including their books and records, were removed from SNTL's control and their daily operations were taken over by the CDI. The CDI seized and conserved our insurance companies because, after an examination of the insurance companies' financial condition, using information voluntarily provided by SNTL, the CDI determined that those companies did not have sufficient assets to pay their unpaid claim and claim adjustment expenses. We had performed our own analysis of our unpaid claim and claim adjustment expenses as of December 31, 1999, and we agreed that our insurance companies did not have sufficient assets to pay their claims. We advised the CDI of our opinion, as required by the California Insurance Code, whereupon the CDI seized, or attempted to seize, the entirety of SNTL's operations, and expelled our senior management from SNTL's premises. See "California Insurance Department Seizure and Conservation." The seizure included all systems and records required to run SNTL, and necessary to comply with Securities and Exchange Commission requirements.

        The CDI sought and received permission from a California court to liquidate our insurance companies. The CDI placed the insurance companies into "liquidation" status because they lacked sufficient cash and other assets required to pay their claims, and under the California Insurance Code the liquidating companies may only turn to the California Insurance Guarantee Association ("CIGA") to satisfy their obligations to pay claims upon the entry of an order of liquidation. Because of the "long-tail" nature of workers compensation insurance, insurance companies placed into "liquidation" generally exist for many years, if not forever, and under California law the corporate ownership of the "liquidating" companies remains with SNTL.

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

        The liquidating companies filed statements prepared in accordance with Statutory Accounting Practices ("SAP"), with the National Association of Insurance Commissioners ("NAIC"). The liquidating companies' Statutory Annual Statements may be obtained from the CDI for the calendar year ended December 31, 1999. SAP is an accounting method prescribed or permitted by state insurance regulators. The more significant differences from GAAP prior to January 1, 2001 are: (a) premium income is taken into operations over the periods covered by the policies, whereas the related acquisition and commission costs are expensed when incurred; (b) deferred income taxes are not recognized; (c) certain assets, such as agents' balances over ninety days due and prepaid expenses, are nonadmitted assets for statutory reporting purposes; (d) policyholder dividends are accrued when declared; (e) the cash flow statement is not consistent with classifications and the presentation under GAAP; (f) bonds are recorded at amortized cost, regardless of trading activities; (g) loss and loss adjustment expense reserves and unearned premium reserves are stated net of reinsurance; (h) minimum statutory reserves for losses in excess of the Company's estimates are required and (i) comprehensive income is not presented. See also Note 10 to the Consolidated Financial Statements of the Company, where we provide supplementary data on the operations, assets and liabilities of the liquidating companies.

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

        The seizure of the entirety of SNTL's operations on March 3, 2000, including the ejection of SNTL's senior management from our corporate offices, made corporate governance of, and compliance with the rules and regulations of the Securities and Exchange Commission by SNTL virtually impossible during 2000 and through the middle of 2001. We believed the CDI acted wrongly and lacked authority under governing laws and regulations to seize the Chapter 11 companies' assets and operations. We litigated these issues in Bankruptcy Court until reaching the Global Settlement Agreement. See "The Global Settlement Agreement."

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

Chapter 11 Petition and Reorganization

        On April 26, 2000, the Chapter 11 companies filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2001, the Chapter 11 companies filed their Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement (collectively, the "Plan") with the Bankruptcy Court. The Plan is subject to amendment and requires approval by the Bankruptcy Court before the Plan can be solicited to all parties entitled to vote on the Plan. A hearing has been scheduled for April 9, 2002 in order to determine whether the Disclosure Statement contains adequate information so as to enable those entitled to vote on the Plan to make an informed decision about the Plan. There can be no assurance that holders of capital stock of SNTL will receive any benefit, contingent or otherwise, under the Plan, if the Plan is ultimately approved by the Bankruptcy Court.

        We filed for protection under Chapter 11 for the following reasons:

        It was necessary to reorganize under Chapter 11 in order to protect our shareholders and creditors. By reorganizing under Chapter 11 we avoided any possibility of the Charter 11 companies being conserved by the CDI, which would have effectively destroyed any possibility of a plan of reorganization. The Chapter 11 petition also allowed us time to contest certain actions of the CDI that we viewed as inappropriate and was a necessary prerequisite to our reorganization strategy. A key component of SNTL's reorganization plan will be the preservation for, and the utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs.

        A significant part of our Chapter 11 reorganization involves the submission and resolution of claims filed against us by our creditors. We believe each of SNTL's acknowledged or potential creditors was contacted in accordance with procedures set forth in the Bankruptcy Code. The creditors were advised that they had to file a claim against us prior to the "claims bar date," which in our case was November 13, 2000, in order for their claim to be effective. Claims submitted to the Bankruptcy Court fall into three general categories: 1) "secured," 2) "unsecured," and 3) "priority." "Secured" claims are those for which a creditor has the right to pursue specific pledged property. "Unsecured" claims are those for which a creditor holds no special assurance of payment because the credit was extended based solely upon the creditor's assessment of our future ability to pay, or the claim is for damages we allegedly caused the claimant. "Priority" claims are unsecured claims that are entitled to be paid ahead of other unsecured claims that are not entitled to priority status.

        According to the claims register maintained by the Bankruptcy Court, the major individual claims filed against us, which we have defined as claims exceeding $100,000, and the total of all claims under $100,000, are as follows:

Table 1: Individual Claims In Excess of $100,000 and Total of Claims Less Than $100,000
Claimant	Type	SNTL	SNIS	Holdings	SNIA	Total
Centre Insurance Company	Secured	$294,488,912	$50,417,045			$344,905,957
Centre Solutions Holdings	Secured	183,000,000				183,000,000
Chase Manhattan Bank	Secured		113,675,229			113,675,229
Trust Preferred Securities (by Ronald L. Leibow, Esq.)	Unsecured	108,248,000				108,248,000
St. Paul's Fire & Marine Insurance Company (by Marc S. Cohen, Esq.)	Unsecured	23,000,000	23,000,000	$23,000,000	$23,000,000	92,000,000
Centre Reinsurance US Limited	Secured	40,000,000		40,000,000		80,000,000
Underwriters Insurance Company	Unsecured	16,000,000	16,000,000	16,000,000	16,000,000	64,000,000
Continental Casualty Company	Unsecured	50,000,000				50,000,000
Insurance Corporation of Hannover	Unsecured	20,002,500		20,002,500		40,005,000
Scandanavian Reinsurance Company	Unsecured	15,000,000		15,000,000		30,000,000
Amwest Surety Insurance Company	Unsecured	20,000,000				20,000,000
Rimswell Hungary Consulting LLC	Secured	10,000,000				10,000,000
TJS Partners L.P.	Secured	6,965,000				6,965,000
Odyssey Reinsurance Corporation	Unsecured	2,475,000		2,475,000		4,950,000
ZC Insurance Company	Secured		4,176,081			4,176,081
Travelers Indemnity Co.	Secured			3,990,304		3,990,304
Keenan & Associates	Unsecured	600,000	600,000	600,000		1,800,000
William Gentz	Priority	1,655,306				1,655,306

Thomason Properties	Unsecured	1,605,160				1,605,160
Arnold J. Senter	Priority	1,326,867				1,326,867
J. Chris Seaman	Priority	1,226,050				1,226,050
Georgia Subsequent Injury Trust Fund	Unsecured	1,156,592				1,156,592
Integrated Claims Administrators	Unsecured	364,948		364,948	364,948	1,094,844
Karl O. Johnson	Unsecured	1,014,740				1,014,740
American Tool & Engineering	Unsecured	1,000,000				1,000,000
Larry A. Lang	Unsecured	296,157		296,157	296,157	888,471
Robert E. Nagle	Priority	782,917				782,917
Paul, Weiss, Rifkind, Wharton & Garrison	Unsecured	253,455		253,455	253,455	760,365
Reliastar Life Insurance Group	Unsecured	700,000				700,000
John T. Bennett, Jr.	Unsecured	548,632				548,632
Boggs, Thomas I.	Priority	520,813				520,813
BancBoston Leasing Inc.	Unsecured	506,107				506,107
E W Blanch Co.	Unsecured	500,000				500,000
Shoop, Edward C.	Unsecured	480,000				480,000
Hurst Holmes Insurance Co Ltd.	Unsecured			428,312		428,312
Evergreen Healthcare	Unsecured	398,354				398,354
Mortgageline Funding	Priority	390,843				390,843
Kings Reinsurance Company, Ltd.	Unsecured	267,476				267,476
EOP Operating Limited Partnership	Unsecured	262,750				262,750
GE Capital Corporation	Secured	255,198				255,198
Serena Community Association	Unsecured	250,000				250,000
Transwestern Property Company	Unsecured	124,117		124,117		248,234
Louis J. Caron	Priority	245,000				245,000
Towers Perrin Reinsurance	Unsecured			236,246		236,246
Virgil L. Anderson	Priority	218,391				218,391
Brookhart, Everett	Unsecured	217,080				217,080
Lai, Doris K.T.	Unsecured	217,080				217,080
Bradford & Barthel LLP	Unsecured	206,734				206,734
Oakley E. Van Slyke, Inc.	Unsecured	178,672				178,672
James G. Jones, Esq.	Unsecured		167,919			167,919
Dell Financial Services, Inc.	Secured	111,012		50,834		161,846
Tiger Ventura County	Unsecured	144,438				144,438
Oklahoma Management Group, Inc.	Unsecured			130,000		130,000
Poole & Mansfield	Unsecured	125,000				125,000
F.I.R.M Associates, Inc.	Unsecured	101,383				101,383
All Other Claimants		5,241,716	144,605	598,326	244,126	6,228,773

Total Claims		$812,672,400	$208,180,879	$123,550,199	$40,158,686	$1,184,562,164

Total Secured Claims		$352,476,900	$54,593,126	$44,081,230	$103	$451,151,359
Total Unsecured Claims		450,100,720	153,587,753	79,021,918	39,680,358	722,390,749
Total Priority Claims		10,094,780	0	447,051	478,225	11,020,056

Total Claims		$812,672,400	$208,180,879	$123,550,199	$40,158,686	$1,184,562,164

        If we acknowledge that a creditor has a valid claim, it is not necessary for that creditor to submit the claim to the Bankruptcy Court in order for the claim to be valid. Nevertheless, most of our acknowledged claims have been submitted to the Bankruptcy Court and are included in Table 1. On the other hand, we cannot identify many of the persons listed in Table 1, some of whom have submitted material claims. In addition, several claimants did not specify the amounts they claim we owe them, including a representative of the California Insurance Commissioner who has submitted a claim against SNTL for an unspecified amount, and it will not be possible for us to assess the materiality of such claims until they are submitted to the Bankruptcy Court. Finally, many of the claims appear to be duplicative, and we believe the total claim amount will be reduced significantly when those claims are removed by the Bankruptcy Court. Since we filed our Form 10-K for the fiscal year ended December 31, 2000, approximately $120,000,000 in claims have been removed by the Bankruptcy Court.

        We have recorded in our consolidated balance sheet at December 31, 2001 our best estimate of the true liabilities subject to compromise in our reorganization proceedings of approximately $268,965,000. Our plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 2001, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

Tax Net Operating Loss Carryforwards

        Consolidated Federal Income Tax Return Rules Pertaining to NOLs.    Since 1985 SNTL has filed a consolidated federal income tax return ("consolidated return"), with its subsidiaries, including the liquidating companies. This means that SNTL and its subsidiaries have always combined their tax returns and reported their taxable income or losses to the Internal Revenue Services ("IRS") as if they were a single company. The election to file a consolidated return is only revocable with the express permission of the IRS. In order to be included in a consolidated return at least 80.0% of the common stock of each of our subsidiaries must be owned directly or indirectly by SNTL. Because SNTL owned directly, or indirectly through Holdings and our other subsidiaries, 100.0% of the stock of each of its subsidiaries at December 31, 2000, all of our subsidiaries were included in our 2000 consolidated return. Virtually all of the tax accounting rules that apply to a single corporation also apply to a group of corporations filing a consolidated return. Some tax accounting rules apply separately to each of the corporations that are included in the consolidated return, and some treat all of the corporations included in the consolidated return as if they were one corporation. The following paragraphs describe the tax issues that pertain to our NOLs.

        SNTL's 2000 and prior years' consolidated federal income tax returns reflected approximately $1.0 billion of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $256.2 million of SNTL's $1.0 billion of NOLs was generated in 2000, and, if not used in future years, will expire at the end of 2020. Approximately $577.0 million of NOLs generated in 1999 expire at the end of 2019 and the remaining $193.0 million of NOLs expire between 2000 and 2018. SNTL's 1998 and 1999 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2001 consolidated return will result in an additional increase to our NOLs at December 31, 2001. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates.

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

        The CDI and the Chapter 11 Companies are currently documenting a tax sharing agreement between the liquidating companies and the Chapter 11 companies. That agreement will become effective upon confirmation of the Plan. The agreement will provide that the Chapter 11 companies will own the NOLs in return for certain remuneration from the utilization of the NOLs and indemnity by the Plan sponsor.

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

        The Chapter 11 companies agreed in general to conduct no workers' compensation insurance business in California, and agreed to other restrictions outside of California, for a period of 30 months commencing on August 31, 2000. The Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors and the Chapter 11 companies may apply to the CDI for permission to conduct lines of insurance business other than workers' compensation after August 31, 2001. During the 30 months from September 1, 2000 through February 28, 2003, SNIS agreed to compete with Kemper only as an agent, managing general agent, third party administrator, managing general underwriter, or risk management services provider, with respect to workers' compensation insurance, and only in 19 states,

Illinois, New Jersey, Colorado, Texas, Arizona, Oklahoma, Indiana, Pennsylvania, Kansas, Missouri, New York, Georgia, Florida, Arizona, Oregon, Tennessee, Iowa, Maryland, and Delaware. In addition, the Chapter 11 companies may compete with Kemper without regard to time and geographic limitations where each agent or other producer with respect to the policy is located in the 19 states, and more than 90% of the total payroll for the policy is located in the 19 states. In addition, the Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors. The Chapter 11 companies agreed that William L. Gentz, J. Chris Seaman, and Arnold J. Senter (all officers of SNTL at the time of entering into this agreement) would enter into limited non-compete agreements. The Chapter 11 companies are permitted to operate administrative and corporate headquarters in California, although certain functional and size limitations apply during the 30 months after August 31, 2000.

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

        The CDI agreed to negotiate in good faith with the Chapter 11 companies to facilitate the formulation of their plan of reorganization. The Chapter 11 companies agreed to include in the plan of reorganization a provision for an independent senior executive for SNIS and SNIA with no affiliation or involvement in their pre-conservation or pre-bankruptcy management. The CDI agreed to terminate a reinsurance contract between Superior National Insurance Company and Superior (Bermuda) Ltd. without any exchange of funds, and agreed that the Global Settlement Agreement could be used in lieu of a Commutation Agreement to demonstrate to any regulatory authority that SBL's liabilities to Superior National Insurance Company are terminated.

        The Chapter 11 companies and the CDI agreed that the use of SNTL's NOLs and the allocation of any value realized on the NOLs, would be subject to further negotiations and to the confirmation of a plan of reorganization by the Bankruptcy Court. The Chapter 11 companies acknowledged the CDI's expectations that any plan of reorganization would not destroy the ability of the liquidating companies to use the NOLs to offset their taxable income and that the liquidating companies will share in a percentage of the ultimate value realized on the NOLs generally in proportion with the losses suffered by the creditors of the liquidating companies and creditors of the Chapter 11 companies. The CDI acknowledged that the Chapter 11 companies', and their creditors' expectations conflicted with the CDI's expectations. The Chapter 11 companies and the CDI agreed that their respective tax professionals, and the tax professionals of certain of SNTL's creditors, would meet and confer regarding the preservation and viability of the NOLs. We also agreed to assist in analysis of the NOLs to the extent requested by the tax professionals. In the event the Chapter 11 companies are unable to confirm a plan of reorganization, or a Chapter 7 trustee is appointed, the CDI is not bound by any obligations in the Global Settlement Agreement related to NOLs. The Chapter 11 companies and the CDI agreed to cooperate in the preparation of SNTL's year 2000 tax returns. See "—Tax Net Operating Loss Carryforwards."

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

Surety Bond Guarantees

        In September and October of 1999, the liquidating companies purchased Workers' Compensation Bonds ("Bonds") with several sureties. The Bonds represent a promise by the surety to pay workers' compensation claims on behalf of the liquidating companies under certain circumstances. The liquidating companies procured the sureties' promises to pay $108.0 million of workers' compensation claims in the states of California and Arizona. The Bonds procured with respect to California workers' compensation claims were as follows: CalComp $15.0 million, CBIC approximately $4.2 million, CCCC approximately $3.0 million, SNIC $70.0 million, and SPCC approximately $2.4 million, for a total of approximately $95.0 million of California Bonds. The Bonds procured with respect to Arizona workers' compensation claims were as follows: SNIC approximately $8.4 million, and SPCC approximately $4.9 million, for a total of approximately $13.3 million of Arizona bonds. In the case of each Bond, SNTL, or SNTL and various combinations of its subsidiaries, agreed to indemnify each of the sureties against any loss or expense incurred by the sureties.

        Based on our analysis of the terms of the California and Arizona Bonds, we do not believe the sureties have any liabilities under the Bonds and, thus, the Chapter 11 companies have no liabilities to the sureties. There can be no assurance that if the surety claims are litigated that a court will not require payment on the Bonds, or that the sureties would not be successful in obtaining indemnification from the Chapter 11 companies even if they consented to make payments without legal compulsion to do so. We have not accrued any liability related to the Bonds on our financial statements.

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

        At the time of the seizure of the liquidating companies by the CDI, SNIS had fronting agreements principally with three companies: Zurich Centre Insurance Company, Centre Insurance Company, and Underwriters Insurance Company (collectively referred to as the "three fronting companies"). The Company earned commission income from these three fronting companies in 2000. However, an insignificant amount of commission income was earned in 2001 and no further commission income will be earned in the future from these three fronting companies. Furthermore, since the three fronting companies have filed significant claims included in the claims disclosed in "Chapter 11 Petition and Reorganization," the Company has written-off the commission receivable due from the three fronting companies equal to an amount over and above our ability to offset the trust premium payable of $6.8 million recorded on our consolidated balance sheet at December 31, 2001. Nevertheless, we continue to assert our ownership of these commissions and will continue to pursue our rights of offset and other methods to effectuate collection. See Legal Proceedings—Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants) and Legal Proceedings—Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants).

        We currently have no source of operating income from front company business. Since August 2000, we have been actively seeking to enter into fronting arrangements with insurance and reinsurance companies that would accept the insurance risk associated with the service arrangements SNIS and SNIA undertake on behalf of their clients. However, as of the date of this filing, we have not been able to secure a fronting arrangement with any insurance or reinsurance company. We believe this is primarily due to the concern by potential clients about our ability to continue as a going concern, taking into consideration that we are in the process of reorganizing under Chapter 11 of the Bankruptcy Code. We do not anticipate finding an insurance or reinsurance company willing to enter into a fronting arrangement with us until after the Bankruptcy Court confirms our Plan of Reorganization.

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

Employees

        As of the date of this filing, we have approximately 48 employees, none of whom are covered by a collective bargaining agreement.

Risk Factors

We may not be able to use our NOLs in a plan of reorganization.

        We intend to submit to the Bankruptcy Court a plan of reorganization that will generate sufficient taxable income to utilize 100.0% of the NOLs. There can be no assurance that our plan of reorganization will be approved or confirmed by the Bankruptcy Court.

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

        Our Liabilities May Exceed the Value of Our NOLs, in which case our stockholders would receive nothing.

        The value of the NOLs will be realized to the extent they are used to defer the recognition of taxable income of a sponsoring entity consolidated with SNTL and its subsidiaries. We intend to prepare and offer for approval and confirmation a plan of reorganization that will utilize the NOLs to provide a return to our creditors and stockholders based on the economic value of the NOLs. There can be no assurance that our plan of reorganization will be approved or confirmed by the Bankruptcy Court. The sponsoring entity may be unable to generate sufficient future taxable income to fully utilize the NOLs. There can be no assurance that the NOLs will survive the reorganization. There can be no assurance that the claims of creditors will be satisfied in full out of the value of the NOLs, such that holders of capital stock will receive any benefit under the plan of reorganization.

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

We have no current revenue source

        We have no current revenue source because we no longer are receiving revenue from the underwriting and claims management agreements we entered into prior to the bankruptcy filing and we have not entered into any new underwriting and claims management agreements. See "Front Company Business." Even though we anticipate entering into an arrangement that will produce operating revenue for us after the Bankruptcy Court confirms our Plan of Reorganization, there can be no assurance that our plan of reorganization will be approved or confirmed by the Bankruptcy Court. Even if our Plan of Reorganization is approved or confirmed by the Bankruptcy Court, with no current revenue source, there can be no assurance that we will have sufficient cash flow to meet our operating obligations before our plan of reorganization is approved or confirmed. If we cannot meet our current obligations, we will need to obtain debtor-in-possession financing that would have priority in right of repayment to our pre-petition liabilities, or we would have to liquidate our remaining assets, jeopardizing our ability to meet the requirements for utilizing our NOLs to satisfy pre-petition liabilities or return capital to our stockholders.

ITEM 2. PROPERTIES

        Our principal executive office is located in Agoura Hills, California and is subject to a lease that expires in 2003. We have one other office lease in Denver, Colorado. In order to reduce the potential risk to the lessor, a provision in our Denver office lease states that it is a month-to-month tenancy until such time as the Plan of Reorganization is effective, which is termed the conversion date. For the purpose of calculating an estimate of the minimum lease payments we assumed a conversion date of July 1, 2002. However, there is no assurance that a Plan of Reorganization will be approved or confirmed by the Bankruptcy Court. From and after the conversion date, this lease will be converted to a tenancy for a thirty-six month term.

ITEM 3. LEGAL PROCEEDINGS

        Superior National Insurance Group, Inc. (now known as SNTL Corporation and hereinafter referred to as "SNTL") v. Foundation Health Corporation, Foundation Health Systems, Inc (now known as HealthNet, Inc. hereinafter referred to as "FHC" or "FHS"). and Milliman & Robertson, Inc. (now known as Milliman USA, and referred to herein as "M & R")

        We filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that FHC, FHS and M&R defrauded SNTL in connection with FHC's 1998 sale of Business Insurance Group, Inc. to SNTL. We seek to recover from FHC, FHS, and M&R at least $300.0 million in damages, seeking rescission of the BIG acquisition, recovery from FHC, FHS, and M&R from any damages suffered by SNTL, including the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages and reimbursement of SNTL's costs associated with the lawsuit. The discovery cut-off date is September 3, 2002. The parties are in the process of concluding fact discovery and have already commenced depositions of expert witnesses. The lawsuit is scheduled to go to trial in February 2003.

        We believe the FHC Litigation is meritorious and that the Chapter 11 companies will be successful in rescinding the BIG Acquisition and/or in recovering damages from FHC, FHS, M&R and their affiliates. Any proceeds of the litigation, after payment of legal fees and expenses, would be available for distribution to claimants in our plan of reorganization. However, FHC, FHS and M&R are vigorously contesting the merits of our claims and there can be no assurance that we will collect any amount of damages or any damages at all.

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

        The CDI and the Chapter 11 Companies are currently documenting a tax sharing agreement between the liquidating companies and the Chapter 11 companies. That agreement will become effective upon confirmation of the Plan. The agreement will provide that the Chapter 11 companies will own the NOLs in return for certain remuneration from the utilization of the NOLs and indemnity by the Plan sponsor.

        Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation (Plaintiffs) v. Business Insurance Group, Inc., Superior National Insurance Group, Inc. Centre Insurance Company, Chris Seaman, et. al. (Defendants).

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

        On June 18, 2001, Hannover et al. filed a lawsuit in Los Angeles County Superior Court, case number BC252963, against Superior National Insurance Group, Inc., Business Insurance Group, Inc., Centre Reinsurance Limited, and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. These are the same allegations that Hannover et al. are pursuing against the liquidating companies in arbitration proceedings authorized to move forward by Judge Rothschild of the Los Angeles County Superior Court. Superior National Insurance Group, Inc. and Business Insurance Group, Inc. were served with this lawsuit on July 2, 2001.

        On November 19, 2001, Hannover et al. filed a Second Amended Complaint in Los Angeles County Superior Court, case number BC 252963 against Superior National Insurance Group, Inc., Business Insurance Group, Centre Reinsurance Limited, and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. Debtors brought a Motion to Stay this lawsuit pending the outcome of the contractual arbitration currently underway between the Hannover et al. Plaintiffs and the conserved insurance companies. In February 2002, the Los Angeles Superior Court granted debtor's Motion to Stay. This has the effect of stopping all legal proceeding and discovery against the Chapter 11 companies in this matter, at least until Plaintiff's file a Motion for Relief from the Stay Order.

        The Chapter 11 companies believe that their dealings with plaintiffs regarding this reinsurance treaty were conducted in good faith and that the Chapter 11 companies will not incur any liability to plaintiffs.

        Superior National Insurance Group, Inc. (Plaintiff) v. Arthur Andersen, LLP (Defendant).

        On August 3, 2001, Superior National Insurance Group, Inc. filed an Adversary Action (Adversary No. 01-01351 KL) in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division (Case No. SV00-14099 GM) alleging causes of action for declaratory relief, reformation of contract and rescission against Arthur Andersen LLP for failure to abide by the terms of a settlement agreement. Debtors seek either declaratory relief and reformation which if successful will permit the parties to proceed to arbitration of claims for which Superior agreed to accept $2.5 million. If rescission is successful, Superior has claims of approximately $13 million against Arthur Andersen, LLP. Arthur Andersen, LLP has established an interest bearing escrow account that provides a minimum payment of $500,000 to Superior National Insurance Group, Inc.

        Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants).

        On November 8, 2000, Underwriters Insurance Company ("UIC") filed a lawsuit against SNTL, SNIS, and Holdings, in Bankruptcy Court. UIC alleges that SNIS has failed to remit $4.6 million in premiums to UIC. UIC states that SNIC, one of the liquidating companies, has not remitted funds to UIC sufficient to secure the unpaid claim and claim adjustment expenses that SNIC assumed from UIC pursuant to a reinsurance contract between UIC and SNIC. UIC alleges that SNTL and Holdings have failed to indemnify UIC for SNIC's failure to indemnify UIC for the failure to pay premiums and fund reinsurance under its Underwriting Agreement with SNIS and its Reinsurance Agreement with the liquidating companies. The relief sought includes payment to UIC of at least $11.3 million as security for the liquidating companies' liabilities to UIC. UIC also sought a determination that both the $4.6 million in premiums and the $11.3 million reinsurance security were administrative claims. The Bankruptcy Court has dismissed the $11.3 million reinsurance security as an administrative claim. We have placed $3.8 million into a separate account for the possible benefit of UIC pending a full accounting of monies held by SNIS. The Chapter 11 companies dispute that any money is owed to UIC, but believe that this fund is more than adequate to cover any liabilities owed to UIC.

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

        The Chapter 11 companies have filed a Motion seeking leave from Supplemental Order approving Settlement Agreement to use "UIC" funds of $3.8 million. On March 27, 2002, the Bankruptcy Court granted the Chapter 11 companies' Motion seeking leave from Supplemental Order approving Settlement Agreement, permitting to the Chapter 11 companies to utilize approximately $2.4 million. On March 28, 2002, UIC filed an objection to the Chapter 11 companies' Proposed Order Granting the Chapter 11 companies' Motion for leave from Supplemental Order approving Settlement Agreement.

        Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants).

        On July 11, 2001 the Chapter 11 companies were served with a Complaint from Centre Insurance Company (CIC) alleging causes of action for accounting of premium funds, declaratory relief, creation of a trust account, and recovery of premiums. We have placed $1.6 million into a separate account for the possible benefit of CIC pending a full accounting of monies held by SNIS. The Chapter 11 companies dispute that any money is owed to CIC but believe that this fund is more than adequate to cover any liabilities owed to CIC. Pursuant to the Global Settlement Agreement, the Chapter 11 companies are of the opinion that any additional monies that may be owed to CIC should be held to be the legal responsibility and liability of the liquidating companies.

Bankruptcy Court Proceedings

        When we present and seek confirmation of our plan of reorganization, various components of the plan or the settlement or discharge of liabilities by the plan may be a subject of litigation. Some of these proceedings may have a material adverse impact on the benefits realized by our creditors and stockholders from the plan of reorganization.

        The confirmation and approval of our plan of reorganization was delayed primarily due to the following event. On or about January 4, 2002, Bank of New York and Union Bank of California (collectively the "Dissenting Banks") two members of the group of banks (the "Lending Group") that entered into a Credit Agreement with SNTL that provided SNTL with $110.0 million in senior debt financing, filed an objection to our Disclosure Statement in conjunction with the Plan. The objection stated that the Dissenting Banks held a first priority lien over the entire FHS litigation (see "Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc.") as well as all payments anticipated from the utilization of the NOLs. This lien theory was based upon the Credit Agreement entered into between the Lending Group and SNTL. The $110.0 million debt was secured by a pledge of Holdings stock. The Dissenting Banks theories were set forth at length in their objection and in opposition to the motion the Chapter 11 companies filed on or about January 10th, 2002, to determine the value of the secured claim of the Lending Group in respect of stock pledges.

        With respect to the NOLs, the Dissenting Banks argued that since the objective of the Plan Sponsor (JP Morgan Chase) was to purchase the stock of SNTL and to therefore control the consolidated group, the stock of Holdings was an essential part of the realization of the NOLs, and that stock was pledged to the Lending Group, including the Dissenting Banks. The Dissenting Banks reasoned that their stock pledge must have value. Since the Plan and Disclosure Statement ascribed no value whatsoever to the stock pledges, and did not treat the Lending Group as a secured creditor, the Plan and Disclosure Statement were objectionable.

        In response, the Chapter 11 companies sought to determine the value of the stock pledges was zero in their motion, arguing that the stock of an insolvent company was worthless, that any NOL realization could not and did not constitute proceeds of the pledged stock under the UCC, and that the pledged stock was not indispensable to the Plan and therefore had no value.

        The motion also addressed the other claim the Dissenting Banks had made, which related to the FHS Litigation. Relying on a Ninth Circuit decision interpreting the UCC, the Dissenting Banks claimed that recoveries on litigation claims arising from fraud committed in the purchase of securities or otherwise representing a diminution in the value of securities are proceeds of the underlying securities, in which the Lending Group, in the case of the Holdings stock pledge, had a security interest. The Chapter 11 Companies, in their motion, responded that the revised UCC clarified that such recoveries were not proceeds, that any claim which arises out of a tort, is excluded under the UCC, that no lien could exist on certain of the Chapter 11 companies' claims against FHS nor any punitive damage recovery, and that the Ninth Circuit decision did not control this case.

        The Dissenting Banks and the Chapter 11 companies subsequently reached an agreement to settle the litigation in connection with an amendment to the proposed Plan. Under the proposed Plan amendment, the Dissenting Banks could receive a $15 - $22.5 million distribution on a sliding scale (depending on the source of the distribution) in part before, and in part pro rata with the unsecured creditors. The settlement and the amended Plan have not been submitted to the Bankruptcy Court, as of this date, and are subject to Bankruptcy Court approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been put to a vote of SNTL stockholders during the year 2001. No Annual Meeting of Stockholders was held during the year 2001 and it is not expected that one will be held in 2002.

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to April 6, 2000, our common stock was listed and traded on The Nasdaq National Stock Market under the trading symbol "SNTL." We voluntarily de-listed from the Nasdaq National Stock Market because we did not meet the minimum financial requirements for such a listing. SNTL does not qualify for listing on the Nasdaq SmallCap Market. The common stock trades over the counter under the symbol "SNLLQ". We have not and will not pay dividends on our common stock.

	High	Low
2001
Fourth quarter	$0.23	$0.12
Third quarter	$0.25	$0.16
Second quarter	$0.25	$0.10
First quarter	$0.16	$0.07
2000
Fourth quarter	$0.26	$0.01
Third quarter	$0.38	$0.02
Second quarter	$0.59	$0.04
First quarter	$9.13	$1.59
1999
Fourth quarter	$14.48	$2.81
Third quarter	$25.69	$11.50
Second quarter	$27.25	$17.00
First quarter	$20.25	$15.63

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Amounts in thousands, except share and per share amounts)

	Operations for the year ended December 31,
	2001	2000	1999	1998	1997
Revenues:
Commission income	$—	$28,273	$39,205	$7,875	$—
Underwriting manager income	—	14,040	—	—	—
Claims services income	—	25,963	—	—	—
Net investment income (loss) (excluding capital gains and losses)	786	1,904	772	840	(3)
Other income	—	10,500	—	—	—

Total revenues	786	80,680	39,977	8,715	(3)
Expenses:
Interest expense	10,061	12,354	10,296	600	5,965
Bad debt expense	—	12,556	—	—	—
Underwriting management expense	—	—	39,205	7,875	—
Loss on termination of financing transaction with a related party reinsurer	—	—	—	—	15,699
Reorganization expenses	2,732	2,300	7,634	—	—
Other operating expenses	8,429	47,745	6,371	541	578

(Loss) income from continuing operations before preferred securities and extraordinary items—pre-tax	(20,436)	5,725	(23,529)	(301)	(22,245)
Income tax (expense)	(240)	(157)	(49,923)	(1,106)	(1,121)
Accretion on preferred securities—net of tax	(13,512)	(12,349)	(11,357)	(7,357)	(3,069)
(Loss) from operations of discontinued operations—net of tax	—	—	(368,917)	(4,838)	23,873
Extraordinary (loss)—net of tax	—	—	—	—	(2,579)

Net (loss)	$(34,188)	$(6,781)	$(453,726)	$(13,602)	$(5,141)

Basic EPS
(Loss) income before items below—net of tax	$(1.20)	$0.32	$(4.15)	$(0.21)	$(4.45)
Preferred Securities—net of tax	(0.79)	(0.71)	(0.64)	(1.09)	(0.59)
Discontinued Operations—net of tax	—	—	(20.82)	(0.71)	4.55
Extraordinary Items—net of tax	—	—	—	—	(0.49)

Net (loss)	$(1.99)	$(0.39)	$(25.61)	$(2.01)	$(0.98)

Diluted EPS
(Loss) income before items below—net of tax	$(1.20)	$0.32	$(4.15)	$(0.21)	$(4.45)
Preferred Securities—net of tax	(0.79)	(0.71)	(0.64)	(1.09)	(0.59)
Discontinued Operations—net of tax	—	—	(20.82)	(0.71)	4.55
Extraordinary Items—net of tax	—	—	—	—	(0.49)

Net (loss)	$(1.99)	$(0.39)	$(25.61)	$(2.01)	$(0.98)

Financial position:
Total cash and investments
Carrying value	$13,173	$25,071	$17,881	$29,475	$14,973
Market value	13,188	25,071	17,871	29,496	14,998
Total assets	23,860	32,355	25,084	89,913	40,560
Long-term debt	112,486	112,486	110,000	105,820	30
Discontinued operations liability	—	—	—	(340,630)	(121,979)
Total liabilities	284,119	258,441	144,726	(235,133)	(120,535)
Company-obligated trust preferred securities	105,000	105,000	105,000	101,084	101,277
Net stockholders' (deficit) equity	(260,259)	(226,086)	(224,642)	223,962	59,818
Book value per share	$(15.13)	$(13.14)	$(12.67)	$12.68	$10.19
Outstanding shares	17,205,703	17,205,703	17,735,019	17,662,314	5,871,279

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

Overview

        During 2001, SNTL's Chapter 11 companies continued their Chapter 11 proceedings, which began on April 26, 2000, when the Chapter 11 companies filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2001, the Chapter 11 companies filed their Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement with the Bankruptcy Court. The Plan is subject to amendment and requires approval by the Bankruptcy Court before the Plan can be solicited to all parties entitled to vote on the Plan. A hearing has been scheduled for April 9, 2002 in order to determine whether the Disclosure Statement contains adequate information so as to enable those entitled to vote on the Plan to make an informed decision about the Plan.

        SNTL's loss before preferred securities' dividends and accretion and discontinued operations items was $20.7 million in 2001, as compared to income of $5.6 million in 2000. This $26.3 million decrease in income was primarily the result of the recording in 2000 of $10.5 million of other income from considerations received pursuant to the Global Settlement Agreement (see "Business—Global Settlement Agreement") and $15.7 million of commission income net of bad debt expense, no such income was recorded in 2001.

        For the year ended December 31, 2001, we recorded a net loss of $34.2 million after preferred securities' dividends and accretion and discontinued operations, as compared to a net loss of $6.8 million for the year ended December 31, 2000. Net loss per share for the year ended December 31, 2001 was $1.99 (diluted) versus net loss per share of $0.39 (diluted) in 2000. During 2001, we recorded $13.5 million in dividend expense and accretion on preferred securities, as compared to $12.3 million in dividend expense and accretion on preferred securities in 2000.

        SNTL's income before preferred securities' dividends and accretion and discontinued operations items was $5.6 million in 2000, as compared to a loss of $73.5 million in 1999. This $79.1 million decrease in loss in 2000 over 1999 was primarily the result of the recording in 1999 of a $49.9 million valuation allowance against our deferred tax asset, a $7.6 million expense associated with the recognition of deferred debt acquisition costs, a $5.0 million accrual for litigation expenses associated with the FHC Litigation, see "Legal Proceedings", and the recording in 2000 of $10.5 million of other income due to the considerations received pursuant to the Global Settlement Agreement. See "Business—Global Settlement Agreement."

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

Year ended December 31, 2001 as compared to year ended December 31, 2000

        Commission income from front company business, see "Business—Front Company Business", for the year ended December 31, 2001 was zero, as compared to $28.3 million for the year ended December 31, 2000. The $28.3 million decrease is due to the decrease in premiums generated from the run-off of the fronting arrangements that existed at the time of the seizure of the liquidating companies by the CDI. Also, SNIS and SNIA have not entered into any new fronting arrangements and presently have no source of commission revenue.

        Underwriting manager income was zero for the year ended December 31, 2001, as compared to $14.0 million for the year ended December 31, 2000. The underwriting manager income in 2000 is a reimbursement from the liquidating companies to SNIS pursuant to the UMA effective January 1, 2000. See "Business—Underwriting Manager Agreement and Claims Services Agreement".

        Claims services income was zero for the year ended December 31, 2001, as compared to $26.0 million for the year ended December 31, 2000. The claims services income in 2000 is a reimbursement from the liquidating companies to SNIA pursuant to the CSA effective January 1, 2000. See "Business—Underwriting Manager Agreement and Claims Services Agreement".

        Other operating expenses decreased $39.3 million or 82.3% to $8.4 million for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The large decrease is mainly due to the general and administrative expenses incurred in 2000 by SNIS and SNIA as a result of the services performed pursuant to the UMA and CMA, respectively. No such services were performed by SNIS and SNIA in 2001.

        The $8.4 million of other operating expenses for 2001 consisted of $6.5 million in operating and administrative expenses and an additional $1.9 million accrual for litigation expenses associated with the FHC Litigation. The $1.9 million accrual is in addition to the $5.0 million accrued in 1999, and reflects SNTL's best estimate at December 31, 2001 for ultimate FHC litigation costs that will be incurred throughout the litigation process. See "Legal Proceedings—Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc."

        Reorganization items are income and expenses associated with the Company's Chapter 11 filing. For the year ended December 31, 2001, reorganization items, excluding net interest income earned on accumulated cash resulting from Chapter 11 proceeding, was $2.7 million as compared to $2.3 million for the year ended December 31, 2000. The $2.7 million incurred during 2001 consisted primarily of professional fees and the $2.3 million incurred during 2000 consisted of $2.0 million in professional fees and $0.3 million in retention bonuses to key employees as incentive to remain employed during the Chapter 11 reorganization. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

        Net investment income, excluding realized investment gains, decreased $1.1 million or 58.7% to $0.8 million for the year ended December 31, 2001 compared to the same period in 2000. The decrease in investment income was due to a decrease in the average assets available for investment in 2001 as opposed to 2000. Net investment income earned on accumulated cash resulting from Chapter 11 proceeding, in the amount of $715 thousand and $1.6 million has been classified on the consolidated statement of operations as a reorganization item for the year ended December 31, 2001 and 2000, respectively.

        Interest expense decreased $2.3 million or 18.6% to $10.1 million for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The decrease in interest expense was primarily due to the decrease in the variable interest rate of the long-term bank debt. See "—Liquidity and Capital Resources."

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

        Net investment income, excluding realized investment gains, increased $1.1 million or 137.5% to $1.9 million for the year ended December 31, 2000 compared to the same period in 1999. The increase in investment income was due to an increase in the average assets available for investment in 2000 as opposed to 1999. In 2000, the net investment income earned on accumulated cash resulting from Chapter 11 proceeding, in the amount of $1.6 million has been classified on the consolidated statement of operations as a reorganization item.

        Interest expense increased $2.1 million or 20.0% to $12.4 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The increase in interest expense was primarily due to the increase in the variable interest rate of the long-term bank debt. See "—Liquidity and Capital Resources."

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

	Years Ended December 31,
	2000	1999
	(Dollars in thousands)
Net premium earned	$—	$172,870
Net claim and claim adjustment expenses	—	190,082
Net underwriting and general and administrative expenses	—	45,029
Policyholder dividend expense	—	140

Underwriting loss	$—	$(62,381)
Net investment income	—	27,031
Income tax expense (benefit)	—	2

Loss from discontinued operations	—	(35,352)
Loss on disposal of discontinued operations	—	(333,565)

Net loss	$—	$(368,917)

Liquidity And Capital Resources

        Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the filing date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of a plan of reorganization. Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition liabilities that are approved by the Bankruptcy Court will be made. There is no assurance that our plan of reorganization will be approved or confirmed by the Bankruptcy Court.

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

        We have no current revenue source because we no longer are receiving revenue from the underwriting and claims management agreements we entered into prior to the bankruptcy filing and we have not entered into any new underwriting and claims management agreements. See "Front Company Business." Even though we anticipate entering into an arrangement that will produce operating revenue for us after the Bankruptcy Court confirms our Plan of Reorganization, there can be no assurance that our plan of reorganization will be approved or confirmed by the Bankruptcy Court. Even if our Plan of Reorganization is approved or confirmed by the Bankruptcy Court, with no current revenue source, there can be no assurance that we will have sufficient cash flow to meet our operating obligations before our plan of reorganization is approved or confirmed. If we cannot meet our current obligations, we will need to obtain debtor-in-possession financing that would have priority in right of repayment to our pre-petition liabilities, or we would have to liquidate our remaining assets, jeopardizing our ability to meet the requirements for utilizing our NOLs to satisfy pre-petition liabilities or return capital to our stockholders.

Year to Year Comparison

        During the year ended December 31, 2001, net cash used by operating activities was $9.3 million as opposed to cash provided of $7.6 million in the year ended December 31, 2000. The $16.9 million increase in cash used is primarily due to $9.3 million of cash used in 2001 that was the result of the continued funding of operations and reorganization costs without the offset of any significant revenues that generate cash. In addition, SNIS received $10.5 million of consideration in 2000 from the CDI pursuant to the Global Settlement Agreement in September 2000. See "Business—Global Settlement Agreement." SNTL also received $1.9 million in 2000 from the liquidating companies as a result of the CCIC/CCCC merger termination. See "Business—California Insurance Department Seizure and Conservation." At December 31, 2001, we had total cash and cash equivalents of $12.3 million. Reorganization costs for the year ended December 31, 2001 and 2000 consisted primarily of professional fees. Cash paid for reorganization items totaled $1.8 million and $2.1 million for the year ended December 31, 2001 and 2000, respectively.

        Net cash provided by financing activities was zero during the year ended December 31, 2001, as compared to cash generated of $101 thousand during the year ended December 31, 2000. The $101 thousand decrease in cash provided is due to the absence of any financing activities in 2001.

Critical Accounting Policies

        Our consolidated financial statements have been presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and we have recorded in our consolidated balance sheet at December 31, 2001 our best estimate of the true liabilities subject to compromise in our reorganization proceedings of approximately $268,965,000. Our plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 2001, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

        We have capitalized the costs of our internally developed software for internal use according to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2001, we continued our project, which began in October 2000, to resurrect, update, and expand our premium and claim system software that we received copies of pursuant to the Global Settlement Agreement. See "—The Global Settlement Agreement." The capital expenditures relating to this project totaled $2.1 million and $0.2 million in 2001 and 2000, respectively. The estimated cost to complete all phases of this project by July 2002 is approximately $0.8 million. The capital expenditures, net of amortization for phases of this project in service, are recorded on our consolidated balance sheet as Capitalized internally developed software costs in the amount of $2.1 million and $0.2 million at December 31, 2001 and 2000, respectively. As each phase of the project is placed in service, the software will be amortized by the straight-line method over its estimated useful life, which is currently estimated at seven years. However, the remaining useful life of our software will necessarily depend on facts and circumstances in the future, such as possible future technological innovations, changes in operating strategies, or failure to obtain approval and confirmation of our Plan of Reorganization by the Bankruptcy Court. If any one of these events takes place, the Company will be required write-down the value of this asset as a charge to operations.

Transactions with Related and Certain Other Parties

        The Company has engaged several former SNTL employees and certain related parties to provide consultation services in the areas of technical support, software development, and litigation support. Most of the former employees terminated their employment with the liquidating companies from 1996 to 2000. There are a few consultants who are still currently employed with the liquidating companies. In addition, some of the former employees left to pursue job opportunities with companies that are currently providing products and/or services to us. The following describes the business purpose of the various arrangements and the associated payments. There are no contractual or other commitments as a result of the business arrangement.

        Edward Shoop, a former SNTL senior executive, was engaged in November 2000 to provide actuarial consultation related to the FHC litigation. We made payments to Edward Shoop for fees and expenses totaling $90 thousand and $4 thousand in 2001 and 2000, respectively.

        Exigen was engaged in 2001 to provide us with the Document Imaging Workflow software that would allow users of the claims system to operate in a paperless environment. Exigen currently employs two former SNTL senior executives, Hal Fedora and Dale O'Brien. Despite this association, it in no way affected our decision process to select Exigen for its products and services. We made payments to Exigen totaling $521 thousand in 2001.

        Intransaction, Inc. was engaged in November 2000 to develop E-Comp Quote, which is an internet based policy quoting system. In addition, Intransaction handles the internet security access function. Intransaction, Inc. is owned and operated by Najib Syed, a former SNTL data processing employee. We made payments to Intransaction, Inc. totaling $93 thousand and $16 thousand in 2001 and 2000, respectively.

        Microserve Computer Co. ("Microserve") was engaged in 2001 to develop our corporate website, as well as the policy and claim forms for each state. Microserve currently employs a former SNTL data processing employee, Gene Rivera. We made payments to Microserve totaling $17 thousand in 2001.

        WorldGroup Consulting, Inc. ("WorldGroup") was engaged in 2001 to provide general technical consultation and provide recommendations on improvements to our systems due to their specialization in the insurance industry. They also developed the ACH/credit card interface between our policy system and the bank. WorldGroup currently employs a former SNTL data processing employee, Persi Kanga. We made payments to WorldGroup totaling $128 thousand in 2001.

        Superior National Insurance Companies in Liquidation ("SNICIL") was engaged in 2001 to provide historical claims and policy data to assist us in the FHC litigation. We made payments to SNICIL totaling $16 thousand in 2001.

        Other technical consultants, who were former SNTL data processing employees, were employed in 2000 and 2001 to upgrade our policy, claims, and reporting systems to current technology. They were also engaged to expand our California only system to a national system. Despite the fact that they were former employees, the Company engaged them as technical consultants due to their expertise and knowledge in the particular systems and areas where the Company did not have the manpower to train new employees. We made payments to these consultants totaling $92 thousand and $6 thousand in 2001 and 2000, respectively.

        Hench Engineering, Inc. ("Hench") is owned and operated by Chris Henchy, a SNTL shareholder. He currently owns approximately 250,000 shares of common stock, which approximates 1.4% of the total common stock outstanding. We have an outsourcing arrangement whereby Hench provides technical support in the following capacity:

  •
  maintains computer hardware and telecommunication systems,

  •
  set up and maintains network administration, and

  •
  set up, houses, and maintains the disaster recovery site.

We made payments to Hench totaling $202 thousand and $10 thousand in 2001 and 2000, respectively.

        Pursuant to the Plan, Cap Z or its assignee or affiliate is to receive a $25 million Administrative Claim for its substantial contribution in formulating the Plan. Cap Z has provided critical support and service in arriving at a SNTL Acquiror. Besides finding the appropriate candidate to sponsor the Plan, Cap Z was also instrumental in finding the sponsor the requisite management consultant team to implement SNIS and SNIA's reorganization. Cap Z is to receive an Allowed Administrative Claim for $25 million, which will be paid as an Unsecured Claim.

        Seaman Insurance Investors, L.L.C. ("SII") is a California limited liability company formed for the purpose of making equity investments in funds and portfolio companies. J. Chris Seaman, President and CEO of SNTL, is the appointed manager of SII. SII is one of approximately 104 limited partners in Capital Z Financial Services Fund II, L.P. SNTL is one of approximately 40 investors in SII. We invested $50.0 thousand, $150.0 thousand, and $300.0 thousand during 1998, 1999, and 2000, respectively, completing our $0.5 million commitment to SII.

        In November of 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman (all officers of SNTL at the time of entering into these agreements), each of whom had purchased shares of SNTL in the 1998 rights offering. SNTL lent funds to the participants sufficient to pay the purchase price for the common stock and any resulting tax liability and the participants signed a promissory note, and pledged to SNTL, as collateral, stock options, warrants and shares of common stock and restricted stock (including shares of common stock purchased in the rights offering). Under the terms of this pledge, if the amount outstanding under any promissory note (including interest) exceeds the value of the collateral, then the borrower is obligated to either prepay a portion of the promissory note or pledge additional securities as collateral, in either case, in an amount equal to the shortfall. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the promissory notes. Consequently, all promissory notes were retired.

Other Events

        In December 1998, the acquisition of BIG was funded with (a) senior debt financing in the amount of $110.0 million and (b) equity financing in the amount of $200.1 million. The senior debt financing was obtained pursuant to the terms of a Credit Agreement dated as of December 10, 1998, among SNTL, Chase, as administrative agent, and various lending institutions ("long-term bank debt"). Prior to incurring the indebtedness, we obtained the consent of holders of the outstanding Trust Preferred Securities of the Trust, a subsidiary of SNTL, authorizing the Preferred Trustee of the Trust to waive a provision of the covenant limiting the incurrence of indebtedness set forth in the Senior Subordinated Indenture dated as of December 3, 1997 between SNTL, as issuer, and Wilmington Trust Company, as trustee. This waiver was effected pursuant to the First Supplemental Indenture, dated as of November 17, 1998, between SNTL and the Wilmington Trust Company, as trustee. However, on April 26, 2000 we filed for relief under Chapter 11 of the United States Bankruptcy Code, as described in Business—Chapter 11 Petition and Reorganization. As a result of the Chapter 11 filing, all required repayments of principal and interest under the terms of the Credit Agreement for the long-term bank debt have been suspended, except for a $5.4 million distribution, less certain bank expenses charged to SNTL, plus interest, all netting to $5.2 million, was paid to the bank syndicate on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court. See "Business—Commercial Compensation Casualty Company Merger and Distribution." We have continued to accrue interest on the long-term bank debt, per the terms of SNTL being in default of the Credit Agreement, at a rate that equals the Prime Rate plus 2%. The long-term bank debt principal and interest are classified on our consolidated balance sheet at December 31, 2001 and 2000, under the category of liabilities subject to compromise under reorganization proceedings.

        The equity financing was obtained pursuant to (a) the sale of 1,902,233 shares of our common stock for $31.9 million, in connection with the exercise of subscription rights ("Rights") to purchase common stock distributed to existing stockholders (other than IP Delaware and IP Bermuda) and warrant holders (the "Rights Offering"), (b) the sale of 620,610 shares of common stock for $10.4 million, all paid in the form of promissory notes in favor of SNTL, in connection with the Rights Offering to holders of SNTL's stock options and restricted common stock (the "Employee Participation"), and (c) the private placement (the "IP Stock Issuance") pursuant to the Stock Purchase Agreement (as defined below) of (i) 5,276,960 shares of common stock for $88.4 million to IP II, (ii) 2,949,594 shares of common stock for $49.4 million to IP Delaware and (iii) 1,196,588 shares of common stock for $20.0 million to IP Bermuda. All of the shares were sold at $16.75 per share. Employees purchasing common stock in the Employee Participation included William L. Gentz (a former director and executive officer of SNTL) and J. Chris Seaman (a current director and executive officer of SNTL. Prior to the consummation of the acquisition of BIG, IP Delaware and IP Bermuda beneficially owned approximately 23% and 13%, respectively, of the then outstanding shares of common stock. IP II owned no shares of common stock prior to the consummation of the acquisition of BIG. Robert A. Spass, Steven B. Gruber and Bradley E. Cooper, directors of SNTL, own certain direct and indirect limited partnership interests some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda. Messrs. Gruber and Spass are officers of the ultimate general partners of IP Delaware and IP Bermuda and Messrs. Spass and Cooper are officers of Capital Z Partners, Ltd. ("Cap Z"), the ultimate general partner of IP II. Certain members of SNTL's management are investors in an investment fund that is a limited partner of IP II.

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

        We are party to two leases principally associated with our home office in Agoura Hills and branch office in Denver. Our minimum lease commitment with respect to these leases in 2002 is approximately $248 thousand. The home office lease expires in 2003. In order to reduce the potential risk to the lessor, there is a provision in the lease for the Denver office location that the lease is a month-to-month tenancy until such time as the Plan of Reorganization is effective, which is termed the conversion date. For the purpose of calculating an estimate of the minimum lease payments we assumed a conversion date of July 1, 2002. However, there is no assurance that a plan of reorganization will be approved or confirmed by the Bankruptcy Court. From and after the conversion date, this lease will be converted to a tenancy for a thirty-six month term.

        While the Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization, we do not presently foresee any expenditures during the next twelve months other than those arising in the normal course of business.

        The effect of inflation on our revenues and net income during the years ended December 31, 2001, 2000, and 1999 was not significant.

Taxes

        Our 2000 and prior consolidated federal income tax returns reflected approximately $1.0 billion of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $256.2 million of SNTL's $1.0 billion of NOLs was generated in 2000, and, if not used in future years, will expire at the end of 2020. Approximately $577.0 million of NOLs generated in 1999 expire at the end of 2019 and the remaining $193.0 million of NOLs expire between 2001 and 2018. SNTL's 1998 and 1999 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2001 consolidated return will result in an additional increase to our NOLs at December 31, 2001. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates. Our ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs, See Business—Tax Net Operating Loss Carryforwards. Since there is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court, we recorded on our consolidated financial statements a valuation allowance against all of our deferred tax asset for the years ended December 31, 2000 and 2001.

Supplementary Data

        Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

	Quarter-to-Date Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
2001
Revenues	$15	$387	$56	$328
Loss before income taxes, trust preferred securities dividends and accretion and extraordinary items	$(5,690)	$(4,167)	$(3,623)	$(6,956)
Net loss	$(8,981)	$(7,494)	$(7,052)	$(10,661)
Basic earnings per share	$(0.52)	$(0.44)	$(0.41)	$(0.62)
Diluted earnings per share	$(0.52)	$(0.44)	$(0.41)	$(0.62)
2000
Revenues	$23,006	$23,826	$32,243	$1,605
(Loss) income before income taxes, trust preferred securities dividends and accretion and extraordinary items	$(3,007)	$2,462	$2,800	$3,470
Net (loss) income	$(6,050)	$(591)	$(230)	$90
Basic earnings per share	$(0.34)	$(0.03)	$(0.01)	$0.01
Diluted earnings per share	$(0.34)	$(0.03)	$(0.01)	$0.01

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our consolidated balance sheet includes assets and liabilities whose fair values are subject to market risks. Due to our insignificant level of investments in fixed maturity securities (bonds) and equity securities, we have limited exposure to interest rate risk and equity price risk. The following sections address the significant market risks associated with our financial activities as of December 31, 2001.

        Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially from the estimates and assumptions used.

Interest Rate Risk

        We employ a conservative investment strategy emphasizing asset quality and the matching of maturities of our fixed maturity investments to our anticipated expenditures and other liabilities. As of December 31, 2001, our fixed maturity portfolio represented 1.6% of our total assets and 2.8% of our invested assets. Management intends to hold all of our fixed maturity investments for indefinite periods of time but these investments are available for sale in response to changes in interest rates, tax planning considerations or other aspects of asset/liability management. We do not utilize stand-alone derivatives to manage interest rate risks.

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

Interest Rate Risk

	Fair Value at December 31, 2001	Hypothetical Change in Interest Rate (bp=basis pts.)	Estimated Fair Value After Hypothetical Change in Interest Rate	Hypothetical Percentage Increase/ (Decrease) in Stockholders' Equity
	(in thousands)		(in thousands)
Assets:
Corporate Instruments	$375	100 bp decrease	$378	$3
		100 bp increase	$372	$(3)
		200 bp increase	$368	$(7)
Liabilities:
Long-term Debt	$112,486	100 bp decrease	$109,557	$(2,929)
		100 bp increase	$115,415	$2,929
		200 bp increase	$118,343	$5,857
Trust Preferred Securities	$105,000	Not Applicable

The interest rate on our long-term debt is adjustable based on market indices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

        Information is set forth below concerning our directors and the year in which each was first elected as a director.

Directors	Age	Position	Director Since
Steven B. Gruber	44	Director	1997
Gordon E. Noble	72	Director	1990
Robert A. Spass	46	Director	1992
Bradley E. Cooper	35	Director	1992
J. Chris Seaman	47	President, Chief Executive Officer and Director	1993
Roger W. Gilbert	70	Director	1997

        No arrangement or understanding exists between any director and any other person under which a director was or is to be selected as a director or nominee to be a director, except that IP Delaware and IP Bermuda nominated Steven B. Gruber to the Board of Directors in April 1997, under the terms of the Stock Purchase Agreement pursuant to which IP Delaware, IP Bermuda and others purchased our common stock in connection with our acquisition of Pac Rim. Under the Stock Purchase Agreement, under which IP Delaware, IP Bermuda, and IP II purchased our common stock in December 1998 in connection with our acquisition of BIG, IP Delaware, IP Bermuda, IP II and certain related parties agreed that they would not elect more than one-half of the directors on our Board.

        Steven B. Gruber became a director of SNTL in April 1997. He was a founder of, and since February 1994, has served as a Managing Partner of, Insurance Partners Advisors, L.P. ("IPA"). Since May 1990, Mr. Gruber has served as a Managing Director of Oak Hill Partners, Inc., since October 1992, has served as a Vice President of Keystone, Inc., and since 1999 he has served as a Managing Partner of Oak Hill Capital Management, Inc. From 1981 to April 1990 he was associated with Lehman Brothers Inc., most recently as Managing Director and Co-Head of high-yield securities. From 1994 to 1997, he served as a director of Unionamerica Holdings plc. From 1990 to 1996, he served as a director of National Reinsurance Holding, Corp. He is also a director of American Skiing Company, TravelCenters of America, Inc. and various other private companies associated with Oak Hill and Keystone.

        Gordon E. Noble became a director of SNTL in October 1990. Since July 1990, he has been Chairman and Chief Executive Officer of Commodore Insurance Services. Previously he served as Executive Vice President and as a director and member of the Executive Committee of Sedgwick James, an international insurance brokerage and risk management firm.

        Robert A. Spass was appointed to the Board of Directors in March 1992. From 1998 to present, Mr. Spass has served as Deputy Chairman of the Board of Capital Z Management, Inc. and Capital Z Partners, Ltd., and has served as Managing Partner of Insurance Partners Advisors, L.P. since 1994. Mr. Spass served as President and Chief Executive Officer of International Insurance Advisors, Inc. from 1990 to 1994. Prior to 1990, Mr. Spass held various positions at Salomon Brothers, Inc., most recently as a Director. Mr. Spass is a director of Lending Tree, Inc., Highlands Insurance Group, Universal American Financial Corp., and Ceres Group, Inc.

        Bradley E. Cooper became a director of SNTL in May 1992. From 1998 to present, Mr. Cooper has served as Senior Vice President of Capital Z Management, Inc. and Capital Z Partners, Ltd., and has served as a partner of Insurance Partners Advisors, L.P. since 1994. Mr. Cooper served as Vice President of

International Insurance Advisors, Inc. from 1990 to 1994. Prior to 1990, Mr. Cooper was an analyst with Salomon Brothers, Inc. Mr. Cooper is a director of Universal American Financial Corp., Highlands Insurance Group, Inc. and Ceres Group, Inc.

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

        Roger W. Gilbert became a director of SNTL in April 1997. From May 1988 until he retired in June 1993, Mr. Gilbert served simultaneously as the Chief Executive Officer and Chairman of the Board of TIC Indemnity Co., the Chief Executive Officer of TMIC Insurance Co. Inc., and a California Special Deputy Insurance Commissioner, a position to which he was appointed by the California Insurance Commissioner. Prior to 1988, Mr. Gilbert served as Senior Vice President and director of Great American Insurance Companies, and as President of Great America West, Inc.

Committees

        There are no active committees of the Board of Directors. Compensation is as approved by the Bankruptcy Court. Financial statements are filed monthly with the Bankruptcy Court in conformity with applicable laws and they are not reviewed by the Board of Directors prior to filing with the Bankruptcy Court.

Meetings and Remuneration

        The Board of Directors met with management on May 10, 2001 and received updated reports regarding the status of the Bankruptcy Plan of Reorganization and the status of pending litigation involving the Chapter 11 companies. In December 2001 the Board of Directors passed a resolution modifying the Company's 401 (k) plan to comply with the Economic Growth and Tax Relief Reconciliation Act of 2001.

        Messrs. Spass, Cooper, and Gruber hold management positions with several entities that either engaged in transactions with us or are affiliated with entities that engaged in transactions with us during 1999. These transaction dates are described in "Certain Relationships and Related Transactions." Additionally, Mr. Seaman purchased common stock from us in connection with the rights offering we completed in December 1998 to help finance our acquisition of BIG. As an employee of SNTL, he was able to borrow from us the funds used to purchase this common stock, and we entered into an amended agreement that fixed the value of his collateral as further described in "Certain Relationships and Related Transactions."

Executive Officers

        Set forth in the table below are the names, ages and current offices held by our executive officers.

Name	Age	Position	Executive Officer Since
J. Chris Seaman	47	President and Chief Executive Officer	1999
Robert E. Nagle	53	Senior Vice President, General Counsel and Secretary	1996
Alex Corbett	39	Chief Financial Officer	2000

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

        Based solely on our review of the copies of the forms we have received, or written representations from our insiders that no Forms 5's were required to be filed by those persons, we believe that our insiders complied with Section 16(a) filing requirements for fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides information concerning the compensation we paid for services in all capacities to SNTL for the fiscal years ended December 31, 2001, 2000, and 1999 to those persons who were, at December 31, 2001, (1) the chief executive officer and (2) the other four most highly compensated officers of SNTL.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Other Annual Compen- sation($)	Restricted Stock Awards ($)(3)		Securities Underlying Options/ SARs(#)	All Other Compen- sation ($)(4)
J. Chris Seaman(8) President and Chief Executive Officer	2001 2000 1999	254,697 257,557 279,939	— — 175,000	3,500 3,500 3,500	— — 141,128	(5)	— — 14,569	8,020 2,319 4,966
Douglas Roche Senior Vice President and Chief Information Officer	2001 2000 1999	160,983 186,049 158,493	— — 20,000	3,500 55,810 3,500	— — —	(6)	— — 2,500	5,475 4,480 4,858
Robert E. Nagle Senior Vice President, General Counsel and Secretary	2001 2000 1999	164,999 166,043 168,339	— — 30,000	— — —	— — —	(7)	— — 15,000	4,884 4,981 4,844
James L. Cinney Senior Vice President and Chief Administrative Officer	2001 2000 1999	157,333 171,432 144,878	— 36,787 15,000	— — —	— — —		— — —	4,479 6,820 4,525
Stephen Weiss Senior Vice President, National Operations	2001 2000 1999	162,176 195,216 160,585	— — 20,000	— — —	— — —		— — —	— 3,677 4,323

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

(5)
As of December 31, 2001, Mr. Seaman held an aggregate of 5,240 shares of restricted stock valued at $734, based upon the $0.14 per share fair market value of the common stock on that date. Mr. Seaman had surrendered 26,207 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(6)
As of December 31, 2001, Mr. Roche held an aggregate of 1,520 shares of restricted stock valued at $213, based upon the $0.14 per share fair market value of the common stock on that date. Mr. Roche had surrendered 4,867 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(7)
As of December 31, 2001, Mr. Nagle held an aggregate of 172 shares of restricted stock valued at $24, based upon the $0.14 per share fair market value of the common stock on that date. Mr. Nagle had surrendered 1,328 shares of restricted stock to pay the balance due on the Secured Promissory Note dated as of November 20, 1998.

(8)
The compensation paid to Mr. Seaman in 1998 and a partial amount in 1999, for January 1999 through June 1999, was for the position he held as Executive Vice President and Chief Financial Officer.

Employment Agreements

        We have employment agreements with the following executive officers:

        J. Chris Seaman, President and Chief Executive Officer. Mr. Seaman's agreement expired on June 1, 1999, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $250,000, plus benefits and incidentals generally provided to officers, and are thereafter determined by the Board. If we terminate Mr. Seaman's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Seaman's employment or a significant diminution of Mr. Seaman's duties and responsibilities in connection with a change in control of Superior National, Mr. Seaman would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

        Robert E. Nagle, Senior Vice President, General Counsel and Secretary. Mr. Nagle's agreement expired on November 17, 2001, but automatically renews in one-year increments unless notification of non-renewal is given sixty days prior to the expiration of the then-current term. His annual salary under the agreement is $160,000, plus benefits and incidentals generally provided to officers, and are thereafter determined by the Board. If we terminate Mr. Nagle's employment other than for cause, we are obligated to pay his salary and benefits for the then-remaining term of his agreement. This termination benefit shall be a minimum of two years' salary. In the event of termination of Mr. Nagle's employment or a significant diminution of Mr. Nagle's duties and responsibilities in connection with a change in control of SNTL, Mr. Nagle would be deemed terminated without cause and his employment agreement would be deemed to have a three-year remaining term.

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

Option Grants in 2001

        There were no options granted during 2001 to each executive officer named in the Summary Compensation Table set forth above under "—Executive Compensation."

Option Exercises and Year-End Value

        The following table sets forth information about the aggregate number of options exercised during 2001 by each executive officer named in the Summary Compensation Table set forth above under

"—Executive Compensation," and about outstanding options that each of these officers held on December 31, 2001.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End$(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
J. Chris Seaman	—	—	13,429/18,640	$ —/$—
Douglas Roche	—	—	1,530/4,460	—/—
Robert E. Nagle	—	—	4,555/16,110	—/—
James L. Cinney	—	—	18,269/2,918	—/—
Stephen Weiss	—	—	3,790/3,360	—/—

(1)
Uses a fair market value at December 31, 2001 of $0.14 per share, with the aggregate exercise price deducted from the total value of the common stock underlying the options.

Compensation Committee Interlocks and Insider Participation

        There are no active committees of the Board of Directors. Compensation is as approved by the Bankruptcy Court.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2002 by each person we know to own beneficially more than 5% of the outstanding shares of our common stock.

Principal Beneficial Owners

Name and Address	Shares	Percent(1)
"IP II" Capital Z Financial Services Fund II, L.P. One Chase Manhattan Plaza New York, New York 10005	5,276,960(2)	29.34%
"IP Delaware" Insurance Partners, L.P. 201 Main Street Suite 2600 Ft. Worth, Texas 76102	4,554,895(3)	25.01
"IP Bermuda" Insurance Partners Offshore (Bermuda), L.P. Cedar House 41 Cedar Avenue P.O. Box HM 1179 Hamilton HM HX, Bermuda	2,039,081(4)	11.28
"IIA" International Insurance Advisors, Inc. One Chase Manhattan Plaza 44th Floor New York, New York 10005	1,230,149(5)	6.40

(1)
Percent ownership is based on 17,985,538 shares of common stock outstanding on March 1, 2002, plus any shares issuable with respect to warrants held by the entity in question that may be exercised within 60 days after March 1, 2002.

(2)
Robert A. Spass and Bradley E. Cooper, who are directors of SNTL, are officers of Capital Z, the ultimate general partner of IP II. In addition, Messrs. Spass and Cooper each own 9.9% of the voting capital stock of Capital Z. No person or entity owns 10% or more of the voting capital stock of Capital Z. Messrs. Spass and Cooper each disclaims beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of all shares of our common stock that are beneficially owned by IP II. Some members of our management are investors in an investment fund that is a limited partner of IP II.

(3)
Includes 229,754 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of SNTL, are the President and a Vice President, respectively, of the ultimate general partner of IP Delaware. Mr. Spass owns 40% and Messrs. Gruber and Daniel L. Doctoroff each own 30% of the voting capital stock of the ultimate general partner of IP Delaware. In addition, Messrs. Spass, Gruber, Doctoroff, and Bradley E. Cooper, a director of SNTL, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaim beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Delaware. See "Certain Relationships and Related

  Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IP Delaware's ability to acquire additional equity securities of SNTL.

(4)
Includes 93,206 shares issuable upon exercise of warrants. Robert A. Spass and Steven B. Gruber, who are directors of SNTL, are the President and a Vice President, respectively, of the ultimate general partner of IP Bermuda. Robert A. Spass owns 40% and Messrs. Gruber and Doctoroff each own 30% of the voting capital stock of the ultimate general partner of IP Bermuda. In addition, Messrs. Spass, Gruber, and Doctoroff and Bradley E. Cooper, a director of SNTL, own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Bermuda. Messrs. Spass, Gruber, Cooper, and Doctoroff each disclaim beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of the warrants and all shares of our common stock beneficially owned by IP Bermuda. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IP Bermuda's ability to acquire additional equity securities of SNTL.

(5)
Represents warrants to purchase shares of common stock that are subject to a revocable agency relationship that IIA has with Centre Solutions and the former limited partners and the general partner of International Insurance Investors, L.P., a partnership that originally owned the warrants, as agent, IIA has the revocable authority to exercise rights set forth in the warrants and to vote any shares of common stock issuable upon exercise of the warrants. Robert A. Spass, a director of SNTL, is an officer of IIA and, as such, has the authority to exercise these rights. See "Certain Relationships and Related Transactions—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL," regarding restrictions on IIA's ability to acquire additional equity securities of SNTL.

Security Ownership of Management

        The following table sets forth certain information regarding the beneficial ownership of our common stock on March 1, 2002 by (1) each director and the executive officers named in the Summary Compensation Table set forth under "Management—Executive Compensation" and (2) all directors and executive officers as a group.

Ownership of Management

Name	Shares		Percent(1)
J. Chris Seaman	31,489	(2)	*
Douglas Roche	6,110	(3)	*
Robert E. Nagle	13,837	(4)	*
James L. Cinney	21,921	(5)	*
Stephen Weiss	4,290	(6)	*
Gordon E. Noble	1,200		*
Robert A. Spass	100,867	(7)	*
Craig F. Schwarberg	15,581	(8)	*
Bradley E. Cooper	34,140	(9)	*
Alex Corbett	14,235	(10)	*
Steven B. Gruber	—	(11)	—
Roger W. Gilbert	—		—
Directors and Executive Officers as a Group (11 persons)	151,794	(12)	*

*
Less than 1%

(1)
Percent ownership is based on the 17,928,538 shares of common stock outstanding on March 1, 2002, plus any shares issuable with respect to options or warrants held by the person in question that may be exercised within 60 days after March 1, 2002.

(2)
Includes 26,249 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(3)
Includes 4,590 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(4)
Includes 13,665 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(5)
Includes 11,837 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(6)
Includes 4,290 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(7)
Includes 8,000 shares of common stock owned directly by Mr. Spass. Also includes (1) warrants to purchase 84,105 shares of common stock held by Mr. Spass, (2) warrants to purchase 7,126 shares of common stock owned by Mr. Spass that are subject to IIA's revocable agency relationship, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table, and (3) warrants to purchase 1,636 share of Common Stock held by Beach Haven Investors, Inc., of which Mr. Spass owns all of the outstanding securities. Also see footnotes 2 through 5 of the same table for information on Mr. Spass' relationship to IP II, IP Delaware, IP Bermuda, and IIA.

(8)
Includes (1) warrants to purchase 12,797 shares of common stock owned by Mr. Schwarberg and (2) warrants to purchase 2,790 shares of common stock that are subject to a revocable agency relationship with IIA, which is described in footnote 5 of the preceding "Principal Beneficial Owners" table.

(9)
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

(10)
Includes 4,235 shares issuable upon exercise of options that are exercisable within 60 days of March 1, 2002.

(11)
See footnotes 3 and 4 to the preceding "Principal Beneficial Owners" table for information concerning Mr. Gruber's relationship to IP Delaware and IP Bermuda.

(12)
See footnotes 2, 3, 4, and 5 to the preceding "Principal Beneficial Owners" table for information on several of the directors' relationships to some of the principal beneficial owners of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has engaged several former SNTL employees and certain related parties to provide consultation services in the areas of technical support, software development, and litigation support. Most of the former employees terminated their employment with the liquidating companies from 1996 to 2000. There are a few consultants who are still currently employed with the liquidating companies. In addition, some of the former employees left to pursue job opportunities with companies that are currently providing products and/or services to us. The following describes the business purpose of the various arrangements and the associated payments. There are no contractual or other commitments as a result of the business arrangement.

        Edward Shoop, a former SNTL senior executive, was engaged in November 2000 to provide actuarial consultation related to the FHC litigation. We made payments to Edward Shoop for fees and expenses totaling $90 thousand and $4 thousand in 2001 and 2000, respectively.

        Exigen was engaged in 2001 to provide us with the Document Imaging Workflow software that would allow users of the claims system to operate in a paperless environment. Exigen currently employs two former SNTL senior executives, Hal Fedora and Dale O'Brien. Despite this association, it in no way affected our decision process to select Exigen for its products and services. We made payments to Exigen totaling $521 thousand in 2001.

        Intransaction, Inc. was engaged in November 2000 to develop E-Comp Quote, which is an internet based policy quoting system. In addition, Intransaction handles the internet security access function. Intransaction, Inc. is owned and operated by Najib Syed, a former SNTL data processing employee. We made payments to Intransaction, Inc. totaling $93 thousand and $16 thousand in 2001 and 2000, respectively.

        Microserve Computer Co. ("Microserve") was engaged in 2001 to develop our corporate website, as well as the policy and claim forms for each state. Microserve currently employs a former SNTL data processing employee, Gene Rivera. We made payments to Microserve totaling $17 thousand in 2001.

        WorldGroup Consulting, Inc. ("WorldGroup") was engaged in 2001 to provide general technical consultation and provide recommendations on improvements to our systems due to their specialization in the insurance industry. They also developed the ACH/credit card interface between our policy system and the bank. WorldGroup currently employs a former SNTL data processing employee, Persi Kanga. We made payments to WorldGroup totaling $128 thousand in 2001.

        Superior National Insurance Companies in Liquidation ("SNICIL") was engaged in 2001 to provide historical claims and policy data to assist us in the FHC litigation. We made payments to SNICIL totaling $16 thousand in 2001.

        Other technical consultants, who were former SNTL data processing employees, were employed in 2000 and 2001 to upgrade our policy, claims, and reporting systems to current technology. They were also engaged to expand our California only system to a national system. Despite the fact that they were former employees, the Company engaged them as technical consultants due to their expertise and knowledge in the particular systems and areas where the Company did not have the manpower to train new employees. We made payments to these consultants totaling $92 thousand and $6 thousand in 2001 and 2000, respectively.

        Hench Engineering, Inc. ("Hench") is owned and operated by Chris Henchy, a SNTL shareholder. He owns approximately 250,000 shares of common stock, which approximates 1.4% of the total common stock outstanding. We have an outsourcing arrangement whereby Hench provides technical support in the following capacity:

  •
  maintains computer hardware and telecommunication systems,

  •
  set up and maintains network administration, and

  •
  set up, houses, and maintains the disaster recovery site.

We made payments to Hench totaling $202 thousand and $10 thousand in 2001 and 2000, respectively.

        Pursuant to the Plan, Cap Z or its assignee or affiliate is to receive a $25 million Administrative Claim for its substantial contribution in formulating the Plan. Cap Z has provided critical support and service in arriving at a SNTL Acquiror. Besides finding the appropriate candidate to sponsor the Plan, Cap Z was also instrumental in finding the sponsor the requisite management consultant team to implement SNIS and SNIA's reorganization. Cap Z is to receive an Allowed Administrative Claim for $25 million, which will be paid as an Unsecured Claim.

        SII is a California limited liability company formed for the purpose of making equity investments in funds and portfolio companies. J. Chris Seaman, President and CEO of SNTL, is the appointed manager of SII. SII is one of approximately 104 limited partners in Capital Z Financial Services Fund II, L.P. SNTL is one of approximately 40 investors in SII. We invested $50.0 thousand, $150.0 thousand, and $300.0 thousand during 1998, 1999, and 2000, respectively, completing our $0.5 million commitment to SII.

Sale of BICO; Issuance of Warrants

        In mid-December 1998, we sold Business Insurance Company ("BICO") to Centre Solutions Holdings (Delaware) Limited ("Centre Holdings") for approximately $11.7 million. We arrived at the BICO purchase price by means of arm's length bargaining with Centre Holdings. BICO was a subsidiary of Holdings, both of which we acquired in early December 1998. An additional $0.6 million of the purchase price was withheld by Centre Holdings and, subject to possible downward adjustments specified in the purchase agreement, was to have been paid to us in September 1999. Centre Holdings did not make the payment, asserting a right to set off such amount against other amounts they asserted we owed to Centre Holdings and its affiliates. Due to the size of Centre Holdings' claims in the bankruptcy court, we have written off the full amount of this receivable on our consolidated financial statements at December 31, 2001. However, we continue to assert our right to collect this receivable. Prior to the sale of BICO, under the terms of the Loss Portfolio Transfer and 100% Quota Share Reinsurance Contract among BICO, CalComp and SNIC, CalComp, as the reinsurer, assumed BICO's insurance business (excluding BICO's licenses and statutory capital) and liabilities, and received assets with the fair market value equal to the liabilities assumed.

        SNIC unconditionally guarantees the performance and payment of CalComp's obligations under this contract.

        As a condition to the sale of BICO, CalComp entered into a 100% Quota Share Reinsurance agreement with CIC (formerly BICO) under which CIC provided SNTL with a "fronting" facility. See "Business—Front Company Business."

        Centre Holdings is an affiliate of Zurich and Zurich is the owner of CentreLine and Centre Solutions, both of which have invested in our securities. In addition, several affiliates of Zurich are significant investors in IP II, IP Delaware and/or IP Bermuda. IP II, IP Delaware, and IP Bermuda purchased a significant percentage of the common stock we sold to finance our acquisition of BIG. See "—Sale of Common Stock to the IP Partnerships and Limitations on Related Party Control of SNTL" below.

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

        Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some members of our former and current management, including William L. Gentz and Arnold J. Senter, (former management) and J. Chris Seaman (current management) are investors in an investment fund that is a limited partner of IP II.

        Mr. Spass and Steven B. Gruber, who are directors of SNTL, are executive officers of the ultimate general partner of IP Delaware and IP Bermuda. In addition, Messrs. Spass, Gruber, and Cooper own direct or indirect limited partnership interests in some of the limited partnerships that are the direct or indirect general partners of IP Delaware and IP Bermuda.

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

        In November of 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman (all officers of SNTL at the time of entering into these agreements), each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the promissory note. Consequently, all promissory notes were retired.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements:

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows, for the Years Ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

(a)(3)    Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of SNTL, as currently in effect(1)
3.2	Bylaws of SNTL, as currently in effect(1)
10.1	Settlement Agreement, dated September, 2000, by and among J. Clark Kelso, Acting Insurance Commissioner of the State of California; Superior National Insurance Company in Conservation; Superior Pacific Casualty Company in Conservation; California Compensation Insurance Company in Conservation; Combined Benefits Insurance Company in Conservation; Commercial Compensation Casualty Company in Conservation, formerly known as Commercial Compensation Insurance Company; Lumbermens Mutual Casualty Company; Kemper Employers Group, Inc.; Kemper Employers Insurance Company; Christopher M. Maisel, P.C.; Superior National Insurance Group, Inc.; Business Insurance Group, Inc.; SN Insurance Services, Inc. and SN Insurance Administrators, Inc.(3)
10.2	Lease, dated October 19, 2000, by and between WRC Properties, Inc. and Superior National Insurance Group, Inc.(3)
10.3	Lease, dated October 11, 2000, by and between Agoura Associates Limited and SN Insurance Services, Inc.(3)
10.5	Employment Agreement, dated November 17, 1999, by and between Mr. J. Chris Seaman, President and Chief Executive Officer, and SNTL(3)
10.7	Employment Agreement, dated November 17, 1999, by and between Mr. Robert E. Nagle, Senior Vice President, General Counsel and Secretary, and SNTL(3)
10.8	1986 Non-Statutory Stock Option and 1986 Non-Statutory Stock Purchase Plan(2)
10.9	1995 Stock Incentive Plan(1)
21.1	Subsidiaries of SNTL(3)

(1)
Previously filed as an exhibit to SNTL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.

(2)
Previously filed as an exhibit to SNTL's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on March 29, 1996.

(3)
Previously filed as an exhibit to SNTL's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the SEC on August 20, 2001.

(b)
Reports on Form 8-K.

1.
Current Report on Form 8-K dated October 12, 2001 attaching July 2001 and August 2001 Debtor in Possession Operating Reports and Debtor in Possession Interim Statements.

2.
Current Report on Form 8-K dated November 2, 2001 attaching Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement.

3.
Current Report on Form 8-K dated November 21, 2001, attaching September 2001 Debtor in Possession Operating Reports and Debtor in Possession Interim Statements.

4.
Current Report on Form 8-K dated December 17, 2001 attaching October 2001 Debtor in Possession Operating Reports and Debtor in Possession Interim Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002

SNTL CORPORATION
By:	/s/ J. CHRIS SEAMAN J. Chris Seaman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. CHRIS SEAMAN J. Chris Seaman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ ALEX CORBETT Alex Corbett	Chief Financial Officer (Principal Financial Officer)	March 29, 2002
/s/ GORDON E. NOBLE Gordon E. Noble	Director	March 29, 2002
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 29, 2002
/s/ BRADLEY E. COOPER Bradley E. Cooper	Director	March 29, 2002
/s/ STEVEN B. GRUBER Steven B. Gruber	Director	March 29, 2002
/s/ ROGER W. GILBERT Roger W. Gilbert	Director	March 29, 2002

Independent Auditors' Report

The Board of Directors
SNTL Corporation:

        We have audited the accompanying consolidated balance sheets of SNTL Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SNTL Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

March 15, 2002
Los Angeles, California

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	December 31,
	2001	2000
	(Amounts in thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents (Restricted Cash: 2001, $5,939; 2000, $5,705)	$12,305	$24,198
Accrued investment income	13	17
Commissions receivable	6,816	17,704
Allowance for doubtful accounts—commission receivable	—	(12,556)
Other	869	1,447

Total Current Assets	20,003	30,810
Long-Term Investments
Fixed maturities:
Available-for-sale, at market (cost: 2001 $362 and 2000, $367)	375	368
Equity securities, at market (cost: 2001 and 2000, $6)	8	5
Other investments	500	500

Total Long-Term Investments	883	873
Property, plant and equipment (net of accumulated depreciation of $445 and $176, 2001 and 2000, respectively)	907	517
Capitalized internally developed software costs (net of accumulated amortization of $68 in 2001)	2,067	155

Total Assets	$23,860	$32,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other liabilities	$8,331	$6,334
Trust premiums payable	6,823	6,714

Total Current Liabilities	15,154	13,048
Liabilities subject to compromise under reorganization proceedings	268,965	245,393

Total Liabilities	284,119	258,441
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; authorized 40,000,000 shares: issued 17,985,538 shares in 2001 and 18,013,438 shares in 2000	179	179
Paid-in capital excess of par	227,695	228,372
Paid-in capital—warrants	1,853	1,853
Accumulated other comprehensive income:
Unrealized gain (loss) on equity securities	2	(1)
Unrealized gain on available-for-sale investments	13	1
Accumulated deficit	(486,313)	(452,125)
Less: Unearned Compensation	(11)	(14)
Less: Treasury stock: 779,875 shares in 2001 and 807,735 shares in 2000	(3,677)	(4,351)

Total Stockholders' Deficit	(260,259)	(226,086)

Total Liabilities and Stockholders' Deficit	$23,860	$32,355

See accompanying notes to consolidated financial statements.

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2001, 2000 and 1999

	Twelve Months Ended December 31,
	2001	2000	1999
	(Amounts in thousands)
Revenues:
Commission income	$—	$28,273	$39,205
Underwriting manager income	—	14,040	—
Claims services income	—	25,963	—
Net investment income	71	300	772
Other income	—	10,500	—

Total Revenues	71	79,076	39,977
Expenses:
Interest expense	10,061	12,354	10,296
Bad debt expense	—	12,556	—
Underwriting management expense	—	—	39,205
Other operating expenses	8,429	47,745	6,371

Total Expenses	18,490	72,655	55,872

Income (Loss) before reorganization items, income taxes, trust preferred securities dividends and accretion, and discontinued operations	(18,419)	6,421	(15,895)
Reorganization Items:
Recognition of deferred debt acquisition costs	—	—	(7,634)
Professional fees	(2,707)	(2,040)	—
Retention bonus to key employees	(25)	(260)	—
Interest earned on accumulated cash resulting from Chapter 11 proceedings	715	1,604	—

Total Reorganization Items	(2,017)	(696)	(7,634)
Income tax expense	240	157	49,923

Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	(20,676)	5,568	(73,452)
Trust preferred securities dividends and accretion	(13,512)	(12,349)	(11,357)
Loss from discontinued operations	—	—	(35,352)
Loss on disposal of discontinued operations	—	—	(333,565)

Net Loss	$(34,188)	$(6,781)	$(453,726)

Basic earnings (loss) per share:
Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	$(1.20)	$0.32	$(4.15)
Trust preferred securities dividends and accretion	(0.79)	(0.71)	(0.64)
Loss from discontinued operations	—	—	(1.99)
Loss on disposal of discontinued operations	—	—	(18.83)

Net Loss	$(1.99)	$(0.39)	$(25.61)

Diluted earnings (loss) per share:
Income (Loss) before trust preferred securities dividends and accretion and discontinued operations	$(1.20)	$0.32	$(4.15)
Trust preferred securities dividends and accretion	(0.79)	(0.71)	(0.64)
Loss from discontinued operations	—	—	(1.99)
Loss on disposal of discontinued operations	—	—	(18.83)

Net Loss	$(1.99)	$(0.39)	$(25.61)

See accompanying notes to consolidated financial statements.

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended December 31, 2001, 2000 and 1999

	Number of Shares Outstanding	Common Stock Par Value	Common Stock Paid-in Capital Excess of Par	Treasury Stock	Notes Receivable From Subscribed Stock	Accumulated Other Comprehensive Income (Loss) Unrealized Gain (Loss) on Investments	Paid-in Capital– Warrants	Comprehensive (Loss) Income	Retained Earnings	Unearned Compensation	Total Stockholders' Equity (Deficit)
Balance at December 31, 1998	17,662,314	$177	$228,512	$(5,143)	$(10,385)	$1,320	$2,206		$8,382	$(1,107)	$223,962

Comprehensive income (loss)
Net (loss)	—	—	—	—	—	—	—	$(453,726)	(453,726)		(453,726)

Write-off of insurance companies investments' unrealized gain/loss	—	—	—	—	—	(1,299)	—	—		—	(1,299)
Other comprehensive
Unrealized loss on available- for-sale investments arising during period						(22)					(22)
Unrealized loss on equity securities arising during period						(21)					(21)
Less: reclassification adjustments for gains included in net income						12					12

Other comprehensive income, net of tax								(31)

Comprehensive (loss)								$(453,757)

Common stock issued	8,076	—	195	—	—	—	—		—	—	195
Common stock issued in settlement of warrants	1,241	—	—	—	—	—	—		—	—	—
Stock issued under a stock option plan	44,484	—	269	—	—	—	—		—	—	269
Common stock issued under stock incentive plan	17,709	—	20	—	—	—	—		—	64	84
Common stock issued under the Employee Stock Purchase Plan	20,665	—	331	—	—	—	—		—	—	331
Subscribed stock canceled	(1,701)	—	(28)	—	—	—	—		—	—	(28)
Notes receivable from subscribed stock	—	—	—	—	3,938	—	—		—	—	3,938
Disposal of treasury stock held by SNIC	245,000	2	—	5,143	—	—	—		—	—	5,145
Purchase of treasury stock	(262,769)	—	—	(3,482)	—	—	—		—	—	(3,482)

Balance at December 31, 1999	17,735,019	$179	$229,299	$(3,482)	$(6,447)	$(10)	$2,206		$(445,344)	$(1,043)	$(224,642)

Comprehensive income (loss)
Net (loss)	—	—	—	—	—	—	—	$(6,781)	(6,781)		(6,781)

Other comprehensive
Unrealized gain on available- for-sale investments arising during period						12					12
Unrealized loss on equity securities arising during period						(2)					(2)

Less: reclassification adjustments for gains included in net income						—					—

Other comprehensive income, net of tax								10

Comprehensive (loss)								$(6,771)

Warrants canceled	—	—	—	—	—	—	(353)	—	—		(353)
Common stock issued	678	—	—	—	—	—	—	—	—	—
Cancellation of issued but unvested restricted stock	—	—	(1,028)	—	—	—	—		—	1,029	1
Common stock issued under the Employee Stock Purchase Plan	14,972	—	101	—	—	—	—		—	—	101
Notes receivable from subscribed stock	—	—	—	—	6,447	—	—		—	—	6,447
Purchase of treasury stock	(544,966)	—	—	(869)	—	—	—		—	—	(869)

Balance at December 31, 2000	17,205,703	$179	$228,372	$(4,351)	$—	$—	$1,853		$(452,125)	$(14)	$(226,086)

Comprehensive income (loss)
Net (loss)	—	—	—	—	—	—	—	$(34,188)	(34,188)		(34,188)

Other comprehensive
Unrealized gain on available- for-sale investments arising during period						12					12
Unrealized gain on equity securities arising during period						3					3
Less: reclassification adjustments for gains included in net income						—					—

Other comprehensive income, net of tax								15

Comprehensive (loss)								$(34,173)

Retirement of treasury stock	(27,860)	—	(674)	—	—	—	—		—	—	(674)
Common stock issued under stock incentive plan	—	—	(3)	—	—	—	—		—	3	—
Retirement of treasury stock	27,860	—	—	674	—	—	—		—	—	674

Balance at December 31, 2001	17,205,703	$179	$227,695	$(3,677)	$—	$15	$1,853		$(486,313)	$(11)	$(260,259)

See accompanying notes to consolidated financial statements.

SNTL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2001, 2000 and 1999

	Twelve Months Ended December 31,
	2001	2000	1999
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(34,188)	$(6,781)	$(453,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of bonds and preferred stock	6	6	5
Depreciation and amortization of property, plant, and equipment	276	34	268
Amortization of capitalized internally developed software costs	68	—	—
Subscribed stock collateral redemption and non-cash severance	—	5,635	613
Loss on sale of property, plant, and equipment	13	—	—
Loss on sale of investment	—	—	12
Loss on recognition of deferred trust preferred securities and bank debt acquisition costs	—	—	8,057
Loss from discontinued operations	—	—	368,917
Preferred securities dividends and accretion	13,512	12,349	11,357
Decrease (increase) in accrued investment income	5	(3)	44
Decrease in deferred income taxes	—	—	49,766
Decrease (increase) in commissions receivable	10,889	(12,133)	1,543
(Decrease) increase in allowance for doubtful accounts	(12,556)	12,556	—
Increase in trust premiums payable	109	2,882	3,832
Increase in accrued interest payable on debt	—	—	696
Decrease (increase) in other assets	556	(423)	2,633
Increase (decrease) in accounts payable and other liabilities	1,995	(17,701)	2,954
Liabilities subject to compromise under reorganization proceedings	10,061	11,186	—

Total adjustments	24,934	14,388	450,697

Net cash (used in) provided by operating activities	(9,254)	7,607	(3,029)

Cash flows from financing activities:
Paid-in-capital—stock options taken	—	—	269
Paid-in-capital—employee stock purchase plan	—	101	331
Paid-in-capital—restricted stock	—	—	84
Redemption of voting rights	—	—	(30)

Net cash provided by financing activities	—	101	654

Cash flows from investing activities:
Purchase of common and preferred stock	—	—	(50,938)
Purchase of property, plant and equipment	(659)	(357)	—
Capitalization of internal software development costs	(1,980)	(155)	—
Investments for discontinued operations	—	—	(9,209)
Investment in partnership	—	(300)	(150)
Sales of common and preferred stock	—	—	50,926
Net decrease in short-term investments	—	—	7

Net cash used in investing activities	(2,639)	(812)	(9,364)

Net (decrease) increase in cash	(11,893)	6,896	(11,739)
Cash and invested cash at beginning of period	24,198	17,302	29,041

Cash and invested cash at end of period	$12,305	$24,198	$17,302

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$240	$157	$156

Cash paid during the year for interest	$—	$5,400	$15,244

See accompanying notes to consolidated financial statements.

SNTL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

(Amounts in thousands except per share data)

1. Significant Events and Basis of Reporting

        On April 26, 2000, SNTL Corporation ("SNTL") formerly known as Superior National Insurance Group, Inc., SNTL Holdings Corporation ("Holdings") formerly known as Business Insurance Group, Inc. ("BIG"), SN Insurance Services, Inc. ("SNIS"), and SN Insurance Administrators, Inc. ("SNIA"), ("the Chapter 11 companies" or "Debtors-in-Possession") filed a petition with the United States Bankruptcy Court ("Bankruptcy Court") seeking protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2001, the Chapter 11 companies filed their Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement with the Bankruptcy Court. See Note 3—Chapter 11 Petition and Reorganization.

        The consolidated financial statements include the accounts of SNTL and all subsidiaries (together with SNTL, referred to as "we," "us," "our," "SNTL" and "the Company"). SNTL owns Holdings which is an intermediate holding company and was the surviving company in its January 1999 merger with Superior Pacific Insurance Group, Inc., a former wholly owned subsidiary of SNTL. Holdings owns nine, direct, wholly owned subsidiaries: SNIS, SNIA, InfoNet Management Systems, Inc. ("InfoNet"), Pacific Insurance Brokerage, Inc. ("Pacific"), Superior National Insurance Company ("SNIC"), Superior Pacific Casualty Company ("SPCC"), California Compensation Insurance Company ("CalComp"), Combined Benefits Insurance Company ("CBIC"), and Commercial Compensation Casualty Company ("CCCC"). Holdings' two operating subsidiaries, SNIS and SNIA, are a managing general agent and third party claims administrator, respectively, specializing in workers' compensation risks and services. InfoNet historically provided data processing purchasing services to SNTL, but is now inactive. Pacific has been inactive for over ten years. Holdings no longer controls the assets and operations of its insurance companies that were seized and conserved by the California Department of Insurance ("CDI") including CalComp, CBIC, CCCC, SNIC, and SPCC ("liquidating companies"), but remains the legal owner of their common shares, see Note 2—California Insurance Department Seizure and Conservation. SNTL also owns a reinsurance company domiciled in the nation of Bermuda named Superior (Bermuda) Ltd ("SBL"). InfoNet, Pacific, and SBL are not Debtors-in-Possession.

        SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health, insurance throughout the United States. The group of insurance companies owned directly and indirectly by SNTL were one of the top ten underwriters of workers' compensation insurance in the United States, as measured by direct written premiums. Accordingly, when we prepared our consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"), SNTL reported as a property and liability insurance company. We do not believe it relevant to discuss and analyze SNTL's financial statements today in comparison with our financial statements filed in prior years, because the nature of our business is quite different as compared to all prior years. The operations of the five insurance companies are reflected in our consolidated financial statements for the years 1999 and prior as discontinued operations. The reason for this is due to the seizure and conservation by the CDI in March 2000, as discussed in Note 2—California Insurance Department Seizure and Conservation.

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

        Under Chapter 11, actions to enforce claims against the Company are stayed if the claims arose, or based on events that occurred, on or before the petition date of April 26, 2000. Liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (see Note 9) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of December 31, 2001, subject to adjustment in the reorganization process.

        Our consolidated financial statements have been presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and have prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. Our plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs.

        Certain reclassifications have been made to prior year financial statements to conform to the 2001 presentation.

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

        The seizure of the entirety of SNTL's operations on March 3, 2000, including the ejection of SNTL's senior management from our corporate offices, made corporate governance of, and compliance with the rules and regulations of the Securities and Exchange Commission by SNTL virtually impossible during 2000 and through the middle of 2001. We believed the CDI acted wrongly and lacked authority under governing laws and regulations to seize the Chapter 11 companies' assets and operations. We litigated these issues in Bankruptcy Court until reaching the Global Settlement Agreement. See Note 4—The Global Settlement Agreement.

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

3. Chapter 11 Petition and Reorganization

        On April 26, 2000, SNTL, Holdings, SNIS, and SNIA, ("the Chapter 11 companies" or "Debtors-in-Possession") filed a petition with the Bankruptcy Court seeking protection under Chapter 11 of the United States Bankruptcy Code. On October 31, 2001, the Chapter 11 companies filed their Chapter 11 Joint Plan of Reorganization and Original Disclosure Statement (collectively, the "Plan") with the Bankruptcy Court. The Plan is subject to amendment and requires approval by the Bankruptcy Court before the Plan can be solicited to all parties entitled to vote on the Plan. A hearing has been scheduled for April 9, 2002 in order to determine whether the Disclosure Statement contains adequate information so as to enable those entitled to vote on the Plan to make an informed decision about the Plan.

        We filed for protection under Chapter 11 for the following reasons:

        It was necessary to reorganize under Chapter 11 in order to protect our shareholders and creditors. By reorganizing under Chapter 11 we avoided any possibility of the Charter 11 companies being conserved by the CDI, which would have effectively destroyed any possibility of a plan of reorganization. The Chapter 11 petition also allowed us time to contest certain actions of the CDI that we viewed as inappropriate and is a necessary prerequisite to our reorganization strategy. A key component of SNTL's reorganization plan will be the preservation for, and the utilization by, one or more of SNTL's former stockholders of creditors, of SNTL's NOLs.

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

        The Chapter 11 companies agreed in general to conduct no workers' compensation insurance business in California, and agreed to other restrictions outside of California, for a period of 30 months commencing on August 31, 2000. The Chapter 11 companies may write without limitation workers' compensation insurance for certain of its creditors, and the Chapter 11 companies may apply to the CDI for permission to conduct lines of insurance business other than workers compensation after August 31, 2001. During the 30 months from September 1, 2000 through February 28, 2003, SNIS agreed to compete with Kemper only as an agent, managing general agent, third party administrator, managing general underwriter, or risk management services provider, with respect to workers' compensation insurance, and only in 19 states, Illinois, New Jersey, Colorado, Texas, Arizona, Oklahoma, Indiana, Pennsylvania, Kansas, Missouri, New York, Georgia, Florida, Arizona, Oregon, Tennessee, Iowa, Maryland, and Delaware. In addition, the Chapter 11 companies may compete with Kemper without regard to time and geographic limitations where each agent or other producer with respect to the policy is located in the 19 states, and more than 90% of the total payroll for the policy is located in the 19 states. The Chapter 11 companies agreed that William L. Gentz, J. Chris Seaman, and Arnold J. Senter (all officers of SNTL at the time of entering into this agreement) would enter into limited non-compete agreements. The Chapter 11 companies are permitted to operate administrative and corporate headquarters in California, although certain functional and size limitations apply during the 30 months after August 31, 2000.

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

        The CDI agreed to negotiate in good faith with the Chapter 11 companies to facilitate the formulation of their plan of reorganization. The Chapter 11 companies agreed to include in the plan of reorganization a provision for an independent senior executive for SNIS and SNIA with no affiliation or involvement in their pre-conservation or pre-bankruptcy management. The CDI agreed to terminate a reinsurance contract between Superior National Insurance Company and Superior (Bermuda) Ltd. without any exchange of funds, and agreed that the Global Settlement Agreement could be used in lieu of a Commutation Agreement to demonstrate to any regulatory authority that SBL's liabilities to SNIC are terminated.

        The Chapter 11 companies and the CDI agreed that the use of SNTL's NOLs and the allocation of any value realized on the NOLs, would be subject to further negotiations and to the confirmation of a plan of reorganization by the Bankruptcy Court. The Chapter 11 companies acknowledged the CDI's expectations that any plan of reorganization would not destroy the ability of the liquidating companies to use the NOLs to offset their taxable income and that the liquidating companies will share in a percentage of the ultimate value realized on of the NOLs generally in proportion with the losses suffered by the creditors of the Liquidating Companies and creditors of the Chapter 11 companies. The CDI acknowledged that the Chapter 11 companies', and their creditors', expectations conflicted with the CDI's expectations. The Chapter 11 companies and the CDI agreed that their respective tax professionals, and the tax professionals of certain of SNTL's creditors, would meet and confer regarding the preservation and viability of the NOLs. We also agreed to assist in analysis of the NOLs to the extent requested by the tax professionals. In the event the Chapter 11 companies are unable to confirm a plan of reorganization, or a Chapter 7 trustee is appointed, the CDI is not bound by any obligations in the Global Settlement Agreement related to NOLs. The Chapter 11 companies and the CDI agreed to cooperate in the preparation of SNTL's year 2000 tax returns.

        The CDI agreed to assist the Chapter 11 companies to continue administration of Front Company business including the right to control, manage, direct and require performance of the obligations of third party administrators, and the right to access Superior National computer systems for the purpose of Front Company policy administration, assuming the Front Company's desired assistance from the Chapter 11 companies to do so. The CDI agreed to indemnify the Chapter 11 companies with respect to any claims by the Front Companies relating to the actual possession, collection or disposition of Front Company premiums after March 3, 2000, and with respect to any claims by the Front Companies relating to any performance or non-performance of underwriting or claims administration pursuant to the contracts between the Chapter 11 companies and the Front Companies. Partial security for the indemnity is a lien upon the proceeds of the CDI's arbitration proceedings with the United States Life Insurance Company of the State of New York up to an amount of $28.0 million. The lien can be used to satisfy any and all obligations, including indemnity and defense obligations of the liquidating companies to the Chapter 11 companies.

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

        The Company has cash and cash equivalents of $12.3 million recorded on our accompanying consolidated balance sheet at December 31, 2001. Included in the $12.3 million of cash and cash equivalents is $5.9 million of restricted cash. This restricted cash is comprised of monies we have placed into separate accounts by order of the Bankruptcy Court for the possible benefit of Underwriters Insurance Company ("UIC"), Centre Insurance Company ("CIC"), and Zurich Centre Insurance Company ("ZCIC") pending full accounting of monies held by SNIS. The amounts held at December 31, 2001 for the possible benefit of UIC, CIC, and ZCIC are $4.0 million, $1.7 million, and $0.2 million, respectively. The Chapter 11 companies dispute that any money is owed to UIC, CIC, and ZCIC, but believe that this fund is more than adequate to cover any liabilities owed to UIC, CIC, or ZCIC. See "Note 16—Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants)" and "Note 16—Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants)."

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

Other Operating Expenses

        The components included in other operating expenses for the years ending December 31, are as follows:

	2001	2000	1999
	(in thousands)
General and administrative expenses	$6,529	$49,724	$758
Subscribed stock collateral redemption and non-cash severance	—	5,636	613
Extinguishment of remaining intercompany payable to liquidating companies pursuant to Global Settlement Agreement, see Note (4).	—	1,467	—
Termination of SBL's liabilities to SNIC pursuant to Global Settlement Agreement, see Note (4).	—	(9,082)	—
Accrual of litigation expenses associated with the FHS litigation, see Note (16).	1,900	—	5,000

Total other operating expenses	$8,429	$47,745	$6,371

        The FHS litigation accrual is SNTL's best estimate at December 31, 2001 for total litigation costs expected to be incurred through the end of the litigation process.

Reorganization Items

        Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization costs for the year ended December 31, 2001 and December 31, 2000 consisted primarily of professional fees. Cash paid for reorganization items during the year ended December 31, 2001 and December 31, 2000 amounted to $1.8 million and $2.1 million, respectively.

Trust Premiums Payable

        Trust premiums payable represents premiums received by SNIS on behalf of the liquidating companies and front company business. The trust premiums payable balance at December 31, 2001 is $6.8 million which consists of $7 thousand due to the liquidating companies and $6.8 million due to front company business. The premiums purportedly received by SNIS on behalf of the liquidating companies are remitted to the liquidating companies on a weekly basis pursuant to the terms of the Global Settlement Agreement (see note 4—Global Settlement Agreement). The premiums purportedly received by SNIS on behalf of the front company business of $6.8 million are subject to litigation and represents the premiums collected by

SNIS between April 26, 2000 (the date the chapter 11 companies filed for protection under Chapter 11) and December 31, 2001. Although the front companies have filed claims, included in amounts disclosed in Note 15, that are significantly higher than $6.8 million, we assert the right to retain and to offset the commission receivable due SNIS from the front companies business. In December 2001, SNTL wrote-off an amount of commission receivable due SNIS from the front companies business, equal to an amount over and above our ability to offset the trust premium payable against the commission receivable. Some or all of the front company premiums payable may be retained by SNIS when these issues have been resolved either through the approval of our reorganization plan by the Bankruptcy Court or by litigation. This litigation also affects the allocation of the remaining sum.

Subscribed stock collateral redemption and non-cash severance

        In November 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman (all officers of SNTL at the time of entering into these agreements), each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes. Consequently, all promissory notes were retired. The collateral includes any options, restricted stock or warrants previously issued to these five employees. As of March 6, 2000, $410,000 of interest was accrued on the notes receivable from subscribed stock in addition to the principal loan amount of $6.4 million. The following shares were redeemed at a value of $10 per share to pay off the notes receivable from subscribed stock:

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

Property, Equipment, and Leasehold Improvements

        Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. The accumulated depreciation and amortization as of December 31, 2001 and 2000 was $445 thousand and $176 thousand, respectively. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, or, if less, the term of the lease. The Company has recorded on our accompanying consolidated statement of operations a depreciation and amortization expense for property, equipment, and leasehold improvements of $0.3 million, $34 thousand, and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalization of the Costs of Internally Developed Software for Internal Use

        We have capitalized the costs of our internally developed software for internal use according to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized internally developed software costs are stated at cost, net of accumulated amortization. As each phase of the project is placed in service, the software will be amortized by the straight-line method over its estimated useful life, which is currently estimated at seven years. However, the remaining useful life of our software will necessarily depend on facts and circumstances in the future, such as possible future technological innovations, changes in operating strategies, or failure to obtain approval and confirmation of our Plan of Reorganization by the Bankruptcy Court. If any one of these events takes place, the Company will be required to write-down the value of this asset as a charge to operations. The following is a summary of capitalized internally developed software costs:

	2001	2000
Internally developed software in progress	$904	$155
Internally developed software currently in service	1,231	—

	2,135	155
Accumulated amortization	68	—

Capitalized internally developed software costs	$2,067	$155

        The Company has recorded on our accompanying consolidated statement of operations an amortization expense for capitalized internally developed software costs of $68 thousand, zero, and zero for the years ended December 31, 2001, 2000 and 1999, respectively.

Use of Management Estimations

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. We have provided estimates for such items as our discontinued operations and deferred tax balances in our financial statements. While these estimates are based upon analyses performed by management and outside consultants, the amounts we will ultimately pay may differ materially from the amounts presently estimated.

Stock-Based Compensation

        We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Related Interpretations in accounting for our employee stock options.

7. Investments

        The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate instruments	$362	$13	$—	$375

Total available-for-sale	$362	$13	$—	$375

        The market values of equity securities as of December 31, 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities:
Corporate instruments	$6	$2	$—	$8

Total Equity Securities	$6	$2	$—	$8

        The amortized cost and estimated market values of investments classified as available-for-sale at December 31, 2001 by contractual maturity are shown below. Expected maturities are likely to differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Changes in interest rates, investor expectations, and political agendas could cause the ultimate payout pattern to differ.

	Available-for-Sale
	Amortized Cost	Fair Value
Due after one year through five years	$362	$375

Total	$362	$375

        The amortized cost and market values of fixed maturities classified as available-for-sale at December 31, 2000 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate instruments	$367	$1	$—	$368

Total available-for-sale	$367	$1	$—	$368

        The market values of equity securities as of December 31, 2000 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities:
Corporate instruments	$6	$—	$(1)	$5

Total Equity Securities	$6	$—	$(1)	$5

        A summary of net investment income for the years ended December 31, are as follows:

	2001	2000	1999
Interest on fixed maturities	$23	$23	$24
Interest on short-term investments, cash and cash equivalents	783	1,821	685
Realized gains (losses)	—	—	26
Other	35	71	47

Total investment income	841	1,915	782
Investment expense	(55)	(11)	(10)

Net investment income	$786	$1,904	$772

        $0.7 million and $1.6 million of the net investment income is reflected in the accompanying consolidated statement of operations as earnings on accumulated cash during Chapter 11 proceedings for year ended December 31, 2001 and December 31, 2000, respectively.

        Realized gains on investments for the years ended December 31, are as follows:

	2001	2000	1999
Fixed maturities	$—	$—	$37
Equity securities	—	—	(11)

Total	$—	$—	$26

        The changes in unrealized gains (losses) on debt instruments held as available-for-sale and equity security investments at December 31, are as follows:

	2001	2000	1999
Fixed maturities	$12	$12	$(22)
Equity securities	3	(2)	(9)

Total	$15	$10	$(31)

        There were no proceeds from sales of fixed maturities held as available-for-sale for the years ended December 31, 2001, 2000, and 1999. There were no realized gains or losses in 2001, 2000 and 1999.

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

9. Liabilities Subject to Compromise

        Liabilities subject to compromise for the years ended December 31, consist of the following:

	2001	2000
Secured Liabilities:
Long-term debt (See Note 12)	$112,486	$112,486
Interest accrued on long-term debt	14,646	4,585
Unsecured Liabilities:
Preferred securities issued by affiliate (See Note 13)	105,000	105,000
Dividends accrued on trust preferred securities	32,445	18,934
Other payables	4,388	4,388

	$268,965	$245,393

        A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 2001, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation. See Note 15 for a list of claims filed against us in Bankruptcy Court.

10. Discontinued Operations

        SNTL is the ultimate parent of a group of five insurance companies that underwrote workers' compensation, and a limited amount of group health, insurance throughout the United States. On March 3, 2000, the CDI used administrative powers relegated to it under the California Insurance Code to seize the assets and operations of four of SNTL's wholly owned insurance subsidiaries domiciled in California, including SNIC, SPCC, CalComp, and CBIC. All of these companies were regulated as property and casualty insurance companies, and virtually all of their revenues were workers' compensation premiums.

        On March 6, 2000, the CDI was granted permission by a California court to "conserve" the four California domiciled insurance companies. The fifth insurance company owned by SNTL, CCIC, which was domiciled in New York, was not seized or conserved on March 6, 2000. However, CCIC was later merged into CCCC, and CCCC was conserved by the CDI on June 6, 2000. When the California domiciled insurance companies were "conserved", that meant they were removed from SNTL's control and their management was taken over by the CDI. Subsequently the four companies were placed in a legal form of liquidation, which the CDI found necessary to do because they did not have assets to pay policyholder claims. When an insurance company that has been conserved by the CDI runs out of cash, the California Insurance Code requires the California Insurance Guarantee Association ("CIGA") to pay workers' compensation claims and to assess workers compensation companies a percentage of their annual premium to pay for CIGA's obligations. CIGA can only undertake to pay claims of an insurance company that is in "liquidation." Because of the "long-tail" nature of workers compensation insurance, insurance companies placed into "liquidation" generally exist for many years, if not forever.

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

        Our consolidated statement of operations for the year ended December 31, 1999 reflects that we have written off our investment in the insurance companies that the CDI seized, conserved, and placed into liquidation. SNTL has recorded the loss from disposal of the liquidating companies in accordance with EITF 95-18—Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements. Since the Chapter 11 companies, SBL, InfoNet, and Pacific do not believe they are responsible for the liabilities of the liquidating companies as of December 31, 1999 (conditions that caused the conservation of the liquidating companies on March 6, 2000 existed as of December 31, 1999), SNTL has written off Holdings' investment in the liquidating companies as of October 1, 1999. Accordingly, as of December 31, 1999 there are no remaining assets or liabilities of the discontinued operations reflected in the accompanying consolidated balance sheet. Consequently, our reorganization plan does not contemplate that SNTL will ever re-enter the property and liability insurance business as a risk-taking underwriter. The results of the discontinued operations are summarized below.

	December 31,
	2001	2000	1999
Revenues	—	—	$199,901
Loss before income taxes	—	—	(35,350)
Loss on disposal of discontinued operations	—	—	(333,565)
Expense for income taxes	—	—	2
Net loss	—	—	$(368,917)

11. Income Taxes

        Total income tax expense for the years ended December 31, 2001, 2000, and 1999 was allocated as follows:

	2001	2000	1999
Continuing operations	$240	$157	$49,923

Total	$240	$157	$49,923

        Income tax expense from continuing operations for the years ended December 31, 2001, 2000, and 1999 is composed of the following amounts:

	2001	2000	1999
Current	$240	$157	$156
Deferred	—	—	49,767

Total	$240	$157	$49,923

        Taxes computed at the statutory rate of 35% for 2001, 2000, and 1999 are reported in the consolidated statements of operations as follows:

	2001	2000	1999
Income taxes at statutory rates	$(11,882)	$(2,318)	$(141,332)
Effect of tax-exempt interest	—	—	(1,851)
Effect of meals and entertainment	10	41	127
Effect of goodwill amortization	—	—	152
Effect of subscribed stock collateral redemption	—	1,972	215
Change in allowance	11,872	305	192,442
State taxes	240	157	156
Other	—	—	14

Total	$240	$157	$49,923

        SNTL has not included the table disclosing the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001, 2000 and 1999. SNTL has not included this table because the significant temporary deferred tax differences are generated by the liquidating companies and SNTL's management does not believe that it has been provided sufficient access by the CDI to the books and records of the liquidating companies to accurately quantify our true deferred tax asset. SNTL management believes that we have a significant deferred tax asset based on the $1.0 billion of NOLs reflected in our filed consolidated federal income tax return for the tax year ending December 31, 2000. Since there is no assurance that a plan of reorganization will be proposed, approved or confirmed by the Bankruptcy Court, we recorded on our consolidated financial statements a valuation allowance against all of our deferred tax asset for the years ended December 31, 2001, 2000 and 1999.

        Our 2000 and prior consolidated federal income tax returns reflected approximately $1.0 billion of NOLs. The Internal Revenue Code ("IRC") permits NOLs to be carried back two years, or carried forward 20 years, to offset any consolidated taxable income in those years. Approximately $256.2 million of SNTL's $1.0 billion of NOLs was generated in 2000, and, if not used in future years, will expire at the end of 2020. Approximately $577.0 million of NOLs generated in 1999 expire at the end of 2019 and the remaining $193.0 million of NOLs expire between 2001 and 2018. SNTL's 1998 and 1999 consolidated returns did not generate taxable income, so there is no benefit to be gained from carrying-back any of our NOLs. We expect that our 2001 consolidated return will result in an additional increase to our NOLs at December 31, 2001. The NOLs have value to the extent they can be used in future years to offset SNTL's taxable income, if any, prior to the NOL's expiration dates. Our ability to continue as a going concern is contingent upon, among other things, our ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations and the preservation for, and utilization by, one or more of SNTL's former stockholders or creditors, of SNTL's NOLs.

12. Long-Term Debt

        The Chase Manhattan Bank Loan principal and interest are classified on our consolidated balance sheet, under the category of liabilities subject to compromise under reorganization proceedings.

        The following is a summary of the Company's long-term debt balances at December 31:

	2001	2000
Chase Manhattan Bank Loan	$112,486	$112,486

        Effective December 10, 1998, to obtain part of the funding required for the acquisition of BIG we entered into a Credit Agreement with The Chase Manhattan Bank, as Administrative Agent, and various lending institutions for $110.0 million in senior debt less $4.8 million in transaction costs. However, on April 26, 2000 we filed for relief under Chapter 11 of the United States Bankruptcy Code, as described in Note 3. As a result of the Chapter 11 filing, all required repayments of principal and interest under the terms of the Credit Agreement for the long-term bank debt have been suspended, except for a $5.2 million distribution that was paid to the bank syndicate on December 4, 2000, pursuant to a November 9, 2000, order by the Bankruptcy Court, see—Note 2. We have continued to accrue interest on the long-term bank debt, per the terms of the SNTL Credit Agreement, at a rate that equals the Prime Rate plus 2%.

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

        As a result of our Chapter 11 filing, distributions on the Trust Preferred Securities (and interest on the related Senior Subordinated Notes) payable semi-annually, in arrears, on June 1 and December 1 of each year, commencing June 1, 1998 have been suspended. We have continued to accrue interest at a rate of 10.75% per annum compounded semi-annually. The Trust Preferred Securities and interest are classified on our consolidated balance sheet, under the category of liabilities subject to compromise under reorganization proceedings.

        The following is a summary of the preferred securities balance as of December 31:

	2001	2000
Preferred securities issued by affiliates	$105,000	$105,000
Dividends accrued on preferred securities	32,445	$18,934
Loss per share on unpaid dividends accrued on trust preferred securities:
Basic	$(1.89)	$(1.09)
Diluted	$(1.89)	$(1.09)

14. Employee Benefit Plans

        SNTL has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options.

        SNTL has two equity option plans, the 1986 Stock Option Plan ("1986 Plan") and the 1995 Stock Incentive Plan ("1995 Plan"). The terms of the 1986 Plan permit SNTL, at the Board of Directors' discretion, to grant options to its management to purchase up to 225,000 shares of common stock. Options granted under the 1986 Plan are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("Code"). The 1995 Plan permits the granting of both options that qualify for treatment as incentive stock options under Section 422 of the Code and options that do not qualify as incentive stock options. Under the 1995 Plan, officers and key employees of the Company may be granted options to purchase shares of SNTL common stock or may be given the opportunity to receive restricted stock of SNTL. Under the 1995 Plan, the aggregate number of shares of common stock that may be granted, either through the exercise of options or the issuance of restricted stock, is 3,000,000. Under both plans, the exercise price of each option equals the market price of SNTL's stock on the date of grant and options have a maximum term of ten years. The Board of Directors may grant options at any point during a year and the options generally vest over five years.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used in the calculation is the 10-year Treasury Note rate on the date the options were granted. The risk free interest rate range used for options granted during 2000 and 1999 was 6.6% to 6.7% and 4.7% to 6.1%, respectively. The volatility factors for the expected market price of the common stock of 319% and 123% were used for options granted in 2000 and 1999, respectively. There are no options granted during 2001. A weighted average expected life of seven years was used as the Company has little history of options' being exercised prior to their expiration.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

	2001	2000
Pro forma net loss	$(34,622)	$(7,279)
Pro forma loss per share
Basic	$(2.01)	$(0.42)
Diluted	$(2.01)	$(0.42)

        A summary of the Company's stock option activity, and related information for the years ended December 31, is as follows:

	2001		2000		1999
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding beginning of year	228,782	$15.49	658,371	$13.28	668,229	$10.42
Stock options granted	—	—	10,300	6.95	191,701	18.58
Stock options exercised	—	—	—	—	(44,484)	6.12
Stock options canceled	(104,932)	15.34	(281,316)	16.07	(63,560)	16.01
Stock options redeemed	—	—	(158,573)	5.00	(93,515)	5.23

Stock options outstanding, end of year	123,850	$15.62	228,782	$15.49	658,371	$13.28

Exercisable at end of year	72,900	—	93,968	—	231,320	—
Weighted-average fair value of options granted during the year	$—		$6.69		$17.81

        Exercise prices for options outstanding as of December 31, 2001 ranged from $4.87 to $19.375. The weighted-average remaining contractual life of those options is 6.40 years. Since the range of exercise prices is wide, the following is a summary of information for each exercise price range:

Exercise Price Range	Number of Options (Shares) Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options (Shares) Currently Exercisable	Weighted-Average Exercise Price of Currently Exercisable Options
$4.00–$5.99	13,341	$5.14	3.44	13,341	$5.14
$6.00–$12.99	27,690	12.15	5.95	21,930	12.16
$13.00–$16.99	16,850	16.41	7.00	9,550	16.41
$17.00–$17.99	13,050	17.65	7.33	6,900	17.71
$18.00–$19.99	52,919	19.33	8.00	21,179	19.33

	123,850	$15.62	6.40	72,900	$14.04

        The following is a summary of the transactions under the 1986 Plan for the years ended December 31:

	2001		2000		1999
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Stock options outstanding beginning of year	8,000	$4.00–$5.20	65,158	$4.00–$5.20	105,250	$4.00–$5.20
Stock options granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	(22,200)	4.00–5.20
Stock options canceled	—	—	(3,408)	4.00	—	—
Stock options redeemed	—	—	(53,750)	4.00–5.20	(17,892)	4.00–5.20

Stock options outstanding, end of year	8,000	$4.00–$5.20	8,000	$4.00–$5.20	65,158	$4.00–$5.20

        At December 31, 2001, 8,000 vested options were exercisable under the 1986 Plan. No additional options or purchase rights will be granted under the 1986 Plan.

        The following is a summary of the transactions under the 1995 Plan for the years ended December 31:

	2001		2000		1999
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Stock Options:
Stock options outstanding beginning of year	220,782	$4.87–$19.375	593,213	$4.87–$19.375	562,979	$4.87–$17.875
Stock options granted	—	—	10,300	6.5625– 7.00	191,701	8.75– 19.375
Stock options exercised	—	—	—	—	(22,284)	4.87– 16.375
Stock options canceled	(104,932)	11.38– 19.375	(277,908)	4.87– 19.375	(63,560)	4.87– 19.375
Stock options redeemed	—	—	(104,823)	4.87– 5.20	(75,623)	4.87– 7.70

Stock options outstanding end of year	115,850	$4.87–$19.375	220,782	$4.87–$19.375	593,213	$4.87–$19.375

	2001		2000		1999
	Number of Shares	Option Price	Number of Shares	Option Price	Number of Shares	Option Price
Restricted Options:
Shares outstanding beginning of year	—	$—	—	$—	—	$4.87–$12.125
Shares granted	—	—	—	—	21,974	19.375
Shares issued	—	—	—	—	(21,974)	19.375
Shares canceled	—	—	—	—	—	—

Shares outstanding end of year	—	$—	—	$—	—	$—

        At December 31, 2001, 64,900 vested options were exercisable under the 1995 Plan. Shares available for future grants under the 1995 Plan at December 31, 2001 were 2,676,750.

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

        Effective January 1, 1999, SNTL implemented the Employee Stock Purchase Plan and have made available for sale to our employees a total of 500,000 shares of our common stock. Any employee of SNTL, or of a designated subsidiary, whom we have employed for at least thirty continuous days and whom we have scheduled to work regularly at least twenty hours per week may participate. An employee may contribute up to $25,000 during each calendar year with a minimum contribution per payroll period of $10. The price of each share purchased under the plan is 85% of SNTL's closing price on Nasdaq on the final day of the calendar quarter. The employees have purchased 14,972 shares totaling $101 thousand and 20,665 shares totaling $331 thousand for years 2000 and 1999, respectively. The Employee Stock Purchase Plan was terminated once the California Department of Insurance seized the assets and operations of the liquidating insurance companies on March 3, 2000.

        Effective January 1, 1990, the Company implemented a 401(k) Plan ("Company Plan") which is available for substantially all employees and under which the Company matches a percentage of the participant's compensation. The employer contributions are discretionary and vest over a five-year period. The employer contributions for plan years 2001, 2000, and 1999 were $126 thousand, $908 thousand, and $1.5 million, respectively. The plan continues in effect during the pendency of the Company's chapter 11 case. It is uncertain how ongoing contributions to the plan will be impacted by the confirmation of the Company's plan of reorganization, which is currently under negotiation.

15. Commitments and Contingencies Commitments

Commitments

        Prior to the Company filing for protection under Chapter 11 on April 26, 2000, we were party to several capital and operating leases for real and personal property ("prepetition leases"). Subject to the approval of the Bankruptcy Court, the Company can reject leases under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection to the prepetition leases the Company has the option to renegotiate the lease, reject the lease under the Bankruptcy Code, or assign the lease to the CDI under the terms of the Global Settlement Agreement as discussed in Note 4. The Company was able to assign to the CDI all prepetition leases the CDI wanted to assume under the terms of the Global Settlement Agreement and the remaining prepetition leases could be rejected by the Company under the Bankruptcy Code. At December 31, 2001, all the prepetition leases were either rejected by the CDI and/or rejected by the Company under the Bankruptcy Code.

        The Company occupies two offices under operating leases that were negotiated or renegotiated after we filed for protection under Chapter 11. In order to reduce the potential risk to the lessor, there is a provision in the lease for the Denver office location that the lease is a month-to-month tenancy until such time as the Plan of Reorganization is effective, which is termed the conversion date. For the purpose of calculating an estimate of the minimum lease payments we assumed a conversion date of July 1, 2002. However, there is no assurance that a plan of reorganization will be approved or confirmed by the Bankruptcy Court. From and after the conversion date, this lease will be converted to a tenancy for a thirty-six month term. The future minimum lease payments, for leases entered into after the Company filed for protection under Chapter 11 and excluding prepetition leases, are as follows at December 31, 2001:

Operating Commitments
2002	$248
2003	235
2004	165
2005	83
2006	—

$731

        Rental expenses totaled approximately $0.3 million, $0.6 million, and $13.5 million for the years ended December 31, 2001, 2000, and 1999 respectively.

Contingencies

        A significant part of our Chapter 11 reorganization involves the submission and resolution of claims filed against us by alleged creditors. Each of SNTL's acknowledged or potential creditors was contacted in accordance with a timeline established in the Bankruptcy Code. The creditors were advised that they had to file a claim against us prior to the "claims bar date," which in our case was November 13, 2000, in order for their claim to be effective. Claims submitted to the Bankruptcy Court fall into three general categories: 1) "secured," 2) "unsecured," and 3) "priority." "Secured" claims are those for which a creditor allegedly has the right to pursue specific pledged property. "Unsecured" claims are those for which a creditor holds no special assurance of payment because the credit was extended based solely upon the creditor's assessment of our future ability to pay, or the claim is for damages we allegedly caused the claimant. "Priority" refers to unsecured claims that are entitled to be paid ahead of other unsecured claims that are not entitled to priority status.

According to the claims register maintained by the Bankruptcy Court, the major individual claims filed against us, which we have defined as claims exceeding $100,000, and the total of all claims under $100,000, are as follows:

Table 1: Individual Claims In Excess of $100,000 and Total of Claims Less Than $100,000
Claimant	Type	SNTL	SNIS	Holdings	SNIA	Total
Centre Insurance Company	Secured	$294,488,912	$50,417,045			$344,905,957
Centre Solutions Holdings	Secured	183,000,000				183,000,000
Chase Manhattan Bank	Secured		113,675,229			113,675,229
Trust Preferred Securities (by Ronald L. Leibow, Esq.)	Unsecured	108,248,000				108,248,000
St. Paul's Fire & Marine Insurance Company (by Marc S. Cohen, Esq.)	Unsecured	23,000,000	23,000,000	$23,000,000	$23,000,000	92,000,000
Centre Reinsurance US Limited	Secured	40,000,000		40,000,000		80,000,000
Underwriters Insurance Company	Unsecured	16,000,000	16,000,000	16,000,000	16,000,000	64,000,000
Continental Casualty Company	Unsecured	50,000,000				50,000,000
Insurance Corporation of Hannover	Unsecured	20,002,500		20,002,500		40,005,000
Scandanavian Reinsurance Company	Unsecured	15,000,000		15,000,000		30,000,000
Amwest Surety Insurance Company	Unsecured	20,000,000				20,000,000
Rimswell Hungary Consulting LLC	Secured	10,000,000				10,000,000
TJS Partners L.P.	Secured	6,965,000				6,965,000
Odyssey Reinsurance Corporation	Unsecured	2,475,000		2,475,000		4,950,000
ZC Insurance Company	Secured		4,176,081			4,176,081
Travelers Indemnity Co.	Secured			3,990,304		3,990,304
Keenan & Associates	Unsecured	600,000	600,000	600,000		1,800,000
William Gentz	Priority	1,655,306				1,655,306
Thomason Properties	Unsecured	1,605,160				1,605,160
Arnold J. Senter	Priority	1,326,867				1,326,867
J. Chris Seaman	Priority	1,226,050				1,226,050
Georgia Subsequent Injury Trust Fund	Unsecured	1,156,592				1,156,592
Integrated Claims Administrators	Unsecured	364,948		364,948	364,948	1,094,844
Karl O. Johnson	Unsecured	1,014,740				1,014,740
American Tool & Engineering	Unsecured	1,000,000				1,000,000
Larry A. Lang	Unsecured	296,157		296,157	296,157	888,471
Robert E. Nagle	Priority	782,917				782,917
Paul, Weiss, Rifkind, Wharton & Garrison	Unsecured	253,455		253,455	253,455	760,365
Reliastar Life Insurance Group	Unsecured	700,000				700,000
John T. Bennett, Jr.	Unsecured	548,632				548,632
Boggs, Thomas I.	Priority	520,813				520,813
BancBoston Leasing Inc.	Unsecured	506,107				506,107
E W Blanch Co.	Unsecured	500,000				500,000
Shoop, Edward C.	Unsecured	480,000				480,000
Hurst Holmes Insurance Co Ltd.	Unsecured			428,312		428,312
Evergreen Healthcare	Unsecured	398,354				398,354

Mortgageline Funding	Priority	390,843				390,843
Kings Reinsurance Company, Ltd.	Unsecured	267,476				267,476
EOP Operating Limited Partnership	Unsecured	262,750				262,750
GE Capital Corporation	Secured	255,198				255,198
Serena Community Association	Unsecured	250,000				250,000
Transwestern Property Company	Unsecured	124,117		124,117		248,234
Louis J. Caron	Priority	245,000				245,000
Towers Perrin Reinsurance	Unsecured			236,246		236,246
Virgil L. Anderson	Priority	218,391				218,391
Brookhart, Everett	Unsecured	217,080				217,080
Lai, Doris K.T.	Unsecured	217,080				217,080
Bradford & Barthel LLP	Unsecured	206,734				206,734
Oakley E. Van Slyke, Inc.	Unsecured	178,672				178,672
James G. Jones, Esq.	Unsecured		167,919			167,919
Dell Financial Services, Inc.	Secured	111,012		50,834		161,846
Tiger Ventura County	Unsecured	144,438				144,438
Oklahoma Management Group, Inc.	Unsecured			130,000		130,000
Poole & Mansfield	Unsecured	125,000				125,000
F.I.R.M Associates, Inc.	Unsecured	101,383				101,383
All Other Claimants		5,241,716	144,605	598,326	244,126	6,228,773

Total Claims		$812,672,400	$208,180,879	$123,550,199	$40,158,686	$1,184,562,164

Total Secured Claims		$352,476,900	$54,593,126	$44,081,230	$103	$451,151,359
Total Unsecured Claims		450,100,720	153,587,753	79,021,918	39,680,358	722,390,749
Total Priority Claims		10,094,780	0	447,051	478,225	11,020,056

Total Claims		$812,672,400	$208,180,879	$123,550,199	$40,158,686	$1,184,562,164

        If we acknowledge that a creditor has a valid claim, it is not necessary for that creditor to submit the claim to the Bankruptcy Court in order for the claim to be valid. Nevertheless, most of our acknowledged claims have been submitted to the Bankruptcy Court and are included in Table 1. On the other hand, we cannot identify many of the persons listed in Table 1, some of whom have submitted material claims. In addition, several claimants did not specify the amounts they claim we owe them, including a representative of the California Insurance Commissioner who has submitted a claim against SNTL for an unspecified amount, and it will not be possible for us to assess the materiality of such claims until they are submitted to the Bankruptcy Court. Finally, many of the claims appear to be duplicative, and we believe the total claim amount will be reduced significantly when those claims are removed by the Bankruptcy Court. Since we filed our Form 10-K, for the fiscal year ended December 31, 2000, approximately $120.0 million in claims have been removed by the Bankruptcy Court. Management has recorded its best estimate of our true liabilities in our consolidated financial statements under liabilities subject to compromise under reorganization proceedings, see Note 9.

16. Litigation

Superior National Insurance Group, Inc.(now known as SNTL Corporation and hereinafter referred to as "SNTL") v. Foundation Health Corporation, Foundation Health Systems, Inc (now known as HealthNet, Inc. hereinafter referred to as "FHC" or "FHS"). and Milliman & Robertson, Inc. (now known as Milliman USA, and referred to herein as "M & R")

        We filed a lawsuit in Bankruptcy Court on April 28, 2000, alleging that FHC, FHS and M&R defrauded SNTL in connection with FHC's 1998 sale of Business Insurance Group, Inc. to SNTL. We seek to recover from FHC, FHS, and M&R at least $300.0 million in damages, seeking rescission of the BIG acquisition, recovery from FHC, FHS, and M&R from any damages suffered by SNTL, including the return to SNTL of the $285.0 million that it paid FHC to acquire BIG, plus punitive damages and reimbursement of SNTL's costs associated with the lawsuit. The discovery cut-off date is September 3, 2002. The parties are in the process of concluding fact discovery and have already commenced depositions of expert witnesses. The lawsuit is scheduled to go to trial in February 2003.

        We believe the FHC Litigation is meritorious and that the Chapter 11 companies will be successful in rescinding the BIG Acquisition and/or in recovering damages from FHC, FHS, M&R and their affiliates. Any proceeds of the litigation, after payment of legal fees and expenses, would be available for distribution to claimants in our plan of reorganization. However, FHC, FHS and M&R are vigorously contesting the merits of our claims and there can be no assurance that we will collect any amount of damages or any damages at all.

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

        The CDI and the Chapter 11 Companies are currently documenting a tax sharing agreement between the liquidating companies and the Chapter 11 companies. That agreement will become effective upon confirmation of the Plan. The agreement will provide that the Chapter 11 companies will own the NOLs in return for certain remuneration from the utilization of the NOLs and indemnity by the Plan sponsor.

Insurance Corporation of Hannover, Scandinavian Reinsurance Company Ltd, and Odyssey Reinsurance Corporation (Plaintiffs) v. Business Insurance Group, Inc., Superior National Insurance Group, Inc. Centre Insurance Company, Chris Seaman, et. al. (Defendants).

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

        On June 18, 2001, Hannover et al. filed a lawsuit in Los Angeles County Superior Court, case number BC252963, against Superior National Insurance Group, Inc., Business Insurance Group, Inc., Centre Reinsurance Limited, and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. These are the same allegations that Hannover et al. are pursuing against the liquidating companies in arbitration proceedings authorized to move forward by Judge Rothschild of the Los Angeles County Superior Court. Superior National Insurance Group, Inc. and Business Insurance Group, Inc. were served with this lawsuit on July 2, 2001.

        On November 19, 2001, Hannover et al. filed a Second Amended Complaint in Los Angeles County Superior Court, case number BC 252963 against Superior National Insurance Group, Inc., Business Insurance Group, Centre Reinsurance Limited, and Chris Seaman for fraud, negligent misrepresentation, and unfair competition resulting from the procurement in December 1998 of a $37.5 million reinsurance agreement. The Chapter 11 companies brought a Motion to Stay this lawsuit pending the outcome of the contractual arbitration currently underway between the Hannover et al. Plaintiffs and the conserved insurance companies. In February 2002, the Los Angeles Superior Court granted debtor's Motion to Stay.

This has the effect of stopping all legal proceeding and discovery against the Chapter 11 companies in this matter, at least until Plaintiff's file a Motion for Relief from the Stay Order.

        The Chapter 11 companies believe that their dealings with plaintiffs regarding this reinsurance treaty were conducted in good faith and that the Chapter 11 companies will not incur any liability to plaintiffs.

Superior National Insurance Group, Inc. (Plaintiff) v. Arthur Andersen, LLP (Defendant).

        On August 3, 2001, Superior National Insurance Group, Inc. filed an Adversary Action (Adversary No. 01-01351 KL) in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division (Case No. SV00-14099 GM) alleging causes of action for declaratory relief, reformation of contract and rescission against Arthur Andersen LLP for failure to abide by the terms of a settlement agreement. SNTL seeks either declaratory relief and reformation which if successful will permit the parties to proceed to arbitration of claims for which Superior agreed to accept $2.5 million. If rescission is successful, Superior has claims of approximately $13 million against Arthur Andersen, LLP. Arthur Andersen, LLP has established an interest bearing escrow account that provides a minimum payment of $500,000 to Superior National Insurance Group, Inc.

Underwriters Insurance Company (Plaintiff) v. Superior National Insurance Group, Inc., SN Insurance Services, Inc., and Business Insurance Group, Inc. (Defendants).

        On November 8, 2000, UIC filed a lawsuit against SNTL, SNIS, and Holdings, in Bankruptcy Court. UIC alleges that SNIS has failed to remit $4.6 million in premiums to UIC. UIC states that SNIC, one of the liquidating companies, has not remitted funds to UIC sufficient to secure the unpaid claim and claim adjustment expenses that SNIC assumed from UIC pursuant to a reinsurance contract between UIC and SNIC. UIC alleges that SNTL and Holdings have failed to indemnify UIC for SNIC's failure to indemnify UIC for the failure to pay premiums and fund reinsurance under its Underwriting Agreement with SNIS and its Reinsurance Agreement with the liquidating companies. The relief sought includes payment to UIC of at least $11.3 million as security for the liquidating companies' liabilities to UIC. UIC also sought a determination that both the $4.6 million in premiums and the $11.3 million reinsurance security were administrative claims. The Bankruptcy Court has dismissed the $11.3 million reinsurance security as an administrative claim. We have placed $3.8 million into a separate account for the possible benefit of UIC pending a full accounting of monies held by SNIS. The Chapter 11 companies dispute that any money is owed to UIC, but believe that this fund is more than adequate to cover any liabilities owed to UIC.

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

        The Chapter 11 companies have filed a Motion seeking leave from Supplemental Order approving Settlement Agreement to use "UIC" funds of $3.8 million. This Motion is set to be heard on March 27, 2002. Furthermore, UIC has filed an action in the Los Angeles Superior Court against the CDI, as conservator of the liquidating companies, seeking recovery of premiums from the liquidating companies. It is our belief that our current motion to collect commissions from UIC, if unsuccessful, should be a basis to seek indemnity from the CDI, as conservator of the liquidating companies, for UIC commissions pursuant to the Global Settlement Agreement. See Note 4—Global Settlement Agreement. UIC has filed their reply to this motion as of March 15, 2002.

Centre Insurance Company (Plaintiff) v. SNTL Corporation, SN Insurance Services, Inc., SNTL Holdings Corporation, and SN Insurance Administrators, Inc. (Defendants).

        On July 11, 2001, the Chapter 11 companies were served with a Complaint from CIC alleging causes of action for accounting of premium funds, declaratory relief, creation of a trust account, and recovery of premiums. We have placed $1.6 million into a separate account for the possible benefit of CIC pending a full accounting of monies held by SNIS. The Chapter 11 companies dispute that any money is owed to CIC but believe that this fund is more than adequate to cover any liabilities owed to CIC. Pursuant to the Global Settlement Agreement, the Chapter 11 companies are of the opinion that any additional monies that may be owed to CIC should be held to be the legal responsibility and liability of the liquidating companies.

Bankruptcy Court Proceedings

        When we present and seek confirmation of our plan of reorganization, various components of the plan or the settlement or discharge of liabilities by the plan may be a subject of litigation. Some of these proceedings may have a material adverse impact on the benefits realized by our creditors and stockholders from the plan of reorganization.

        The confirmation and approval of our plan of reorganization was delayed primarily due to the following event. On or about January 4, 2002, Bank of New York and Union Bank of California (collectively the "Dissenting Banks") two members of the group of banks (the "Lending Group") that entered into a Credit Agreement with SNTL that provided SNTL with $110.0 million in senior debt financing, filed an objection to our Disclosure Statement in conjunction with the Plan. The objection stated that the Dissenting Banks held a first priority lien over the entire FHS litigation (see "Superior National Insurance Group, Inc. v. Foundation Health Corporation, Foundation Health Systems, Inc. and Milliman & Robertson, Inc.") as well as all payments anticipated from the utilization of the NOLs. This lien theory was based upon the Credit Agreement entered into between the Lending Group and SNTL. The $110.0 million debt was secured by a pledge of Holdings stock. The Dissenting Banks theories were set forth at length in their objection and in opposition to the motion the Chapter 11 companies filed on or about January 10th, 2002, to determine the value of the secured claim of the Lending Group in respect of stock pledges.

        With respect to the NOLs, the Dissenting Banks argued that since the objective of the Plan Sponsor (JP Morgan Chase) was to purchase the stock of SNTL and to therefore control the consolidated group, the stock of Holdings was an essential part of the realization of the NOLs, and that stock was pledged to the Lending Group, including the Dissenting Banks. The Dissenting Banks reasoned that their stock pledge must have value. Since the Plan and Disclosure Statement ascribed no value whatsoever to the stock pledges, and did not treat the Lending Group as a secured creditor, the Plan and Disclosure Statement were objectionable.

        In response, the Chapter 11 companies sought to determine the value of the stock pledges was zero in their motion, arguing that the stock of an insolvent company was worthless, that any NOL realization could not and did not constitute proceeds of the pledged stock under the UCC, and that the pledged stock was not indispensable to the Plan and therefore had no value.

        The motion also addressed the other claim the Dissenting Banks had made, which related to the FHS Litigation. Relying on a Ninth Circuit decision interpreting the UCC, the Dissenting Banks claimed that recoveries on litigation claims arising from fraud committed in the purchase of securities or otherwise representing a diminution in the value of securities are proceeds of the underlying securities, in which the Lending Group, in the case of the Holdings stock pledge, had a security interest. The Chapter 11 Companies, in their motion, responded that the revised UCC clarified that such recoveries were not proceeds, that any claim which arises out of a tort, is excluded under the UCC, that no lien could exist on certain of the Chapter 11 companies' claims against FHS nor any punitive damage recovery, and that the Ninth Circuit decision did not control this case.

        The Dissenting Banks and the Chapter 11 companies subsequently reached an agreement to settle the litigation in connection with an amendment to the proposed Plan. Under the proposed Plan amendment, the Dissenting Banks could receive a $15 - $22.5 million distribution on a sliding scale (depending on the source of the distribution) in part before, and in part pro rata with the unsecured creditors. The settlement and the amended Plan have not been submitted to the Bankruptcy Court, as of this date, and are subject to Bankruptcy Court approval.

17. Earnings per Share Reconciliation

        The following is an illustration of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	2001			2000			1999
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands)			(in thousands)			(in thousands)
Basic EPS
Income before items below	$(20,676)	17,205,703	$(1.20)	$5,568	17,295,198	$0.32	$(73,452)	17,713,897	$(4.15)
Preferred Securities dividends and accretion	(13,512)		(0.79)	(12,349)		(0.71)	(11,357)		(0.64)
Loss from Discontinued Operations	—		—	—		—	(35,352)		(1.99)
Loss on Disposal of Discontinued Operations	—		—	—		—	(333,565)		(18.83)

Net Income	$(34,188)		$(1.99)	$(6,781)		$(0.39)	$(453,726)		$(25.61)

Effect of Dilutive Securities
Options		N/A			N/A			N/A
Warrants		N/A			N/A			N/A
Diluted EPS
Income before items below	$(20,676)	17,205,703	$(1.20)	$5,568	17,295,198	$0.32	$(73,452)	17,713,897	$(4.15)
Preferred Securities dividends and accretion	(13,512)		(0.79)	(12,349)		(0.71)	(11,357)		(0.64)
Loss from Discontinued Operations	—		—			—	(35,352)		(1.99)
Loss on Disposal of Discontinued Operations	—		—	—		—	(333,565)		(18.83)

Net Income	$(34,188)		$(1.99)	$(6,781)		$(0.39)	$(453,726)		$(25.61)

        All options outstanding at the end of year 2001 were excluded in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

18. Transactions with Related and Certain Other Parties

        The Company has engaged several former SNTL employees and certain related parties to provide consultation services in the areas of technical support, software development, and litigation support. Most of the former employees terminated their employment with the liquidating companies from 1996 to 2000. There are a few consultants who are still currently employed with the liquidating companies. In addition, some of the former employees left to pursue job opportunities with companies that are currently providing products and/or services to us. There are no contractual or other commitments as a result of the business arrangement. Amounts paid to former SNTL employees and certain related parties were $1.2 million and $36 thousand in 2001 and 2000, respectively.

        Seaman Insurance Investors, L.L.C. ("SII") is a California limited liability company formed for the purpose of making equity investments in funds and portfolio companies. J. Chris Seaman, President and CEO of SNTL, is the appointed manager of SII. SII is one of approximately 104 limited partners in Capital Z Financial Services Fund II, L.P. SNTL is one of approximately 40 investors in SII. We invested $50.0 thousand, $150.0 thousand, and $300.0 thousand during 1998, 1999, and 2000, respectively, completing our $0.5 million commitment to SII.

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

        Robert A. Spass and Bradley E. Cooper, who are directors of the Company, are officers of the ultimate general partner of IP II and each owns 9.9% of its voting capital stock. In addition, some current and former members of our management, including William L. Gentz, Arnold J. Senter, and J. Chris Seaman are investors in an investment fund that is a limited partner of IP II.

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

        In November 1999, SNTL entered into agreements with Thomas I. Boggs, Jr., Arnold J. Senter, William L. Gentz, Robert E. Nagle and J. Chris Seaman (all officers of SNTL at the time of entering into these agreements), each of whom had purchased shares of SNTL in the 1998 rights offering. The agreements provided that the collateral securing the promissory notes would be valued at no less than $10 per share in the event that the note became due and payable upon the occurrence of certain events, including conservation of SNTL's insurance companies, and no more than $20 per share in any event. Following the conservation and seizure in March 2000, the Company exercised its right to apply the collateral, valued at $10 per share pursuant to the agreements, to the amounts due and payable under the notes. Consequently, all promissory notes were retired. The collateral includes any options, restricted stock or warrants previously issued to these five employees. As of March 6, 2000, 53,750 shares and 104,823 shares were redeemed under the 1986 Plan and 1995 Plan, respectively. See Note 6—Summary of Significant Accounting Policies—Subscribed stock collateral redemption and non-cash severance.

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

19. Entities not included in Bankruptcy Reorganization Proceedings

        SBL and InfoNet are the two entities included in our consolidated financial statements that are not part of the bankruptcy reorganization proceedings. Included in our consolidated balance sheet at December 31, 2001, as well as 2000, SBL and Infonet had $2.0 million in cash and cash equivalents.

        For year ended December 31, 2001, our consolidated statement of operations included $24 thousand in income from SBL and InfoNet. For the year ended December 31, 2000, our consolidated statement of operations included a loss of $4.4 million contributed by SBL and Infonet. Contained in the $4.4 million loss was a loss of $13.5 million that was the 1999 intercompany balance between SNTL and SBL written off in 2000; this was eliminated on our consolidated statement of operations.

QuickLinks

SNTL CORPORATION INDEX TO FORM 10-K
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS SNTL CORPORATION
Independent Auditors' Report
SNTL CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2000
SNTL CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2001, 2000 and 1999
SNTL CORPORATION AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders Equity (Deficit)
SNTL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999
SNTL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 and 2000 (Amounts in thousands except per share data)